Form 10-Q
period 2006-07-01
Eddie Bauer Holdings, Inc.
filed 2006-08-15
CIK 1345968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-51676

EDDIE BAUER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1672352
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15010 NE 36th Street
Redmond, WA	98052
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (425) 755-6544

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☑ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): ☐ Yes   ☑ No
Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑ Yes   ☐ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	Outstanding at August 14, 2006

30,021,503 Shares

EDDIE BAUER HOLDINGS, INC.

INFORMATION PRESENTED IN THIS QUARTERLY REPORT
     Eddie Bauer Holdings, Inc. was formed in June 2005 as a new parent company in connection with the emergence from bankruptcy of our principal operating subsidiary, Eddie Bauer, Inc. When we use the terms “Eddie Bauer,” the “Company,” “we,” “us,” “our” or similar words in this report, unless the context otherwise requires, we are referring to Eddie Bauer Holdings, Inc. and its subsidiaries, including Eddie Bauer, Inc. For more information on the bankruptcy, see Note 2 to our unaudited financial statements included herein.
     In February 2005, we announced our plan to discontinue operating our “Eddie Bauer Home” concept and we closed our final Home store in September 2005. Unless otherwise noted, all financial and statistical information (e.g., number of stores) in this report does not include Eddie Bauer Home. Eddie Bauer Home is reflected as discontinued operations in our financial statements for all periods presented. For more information, see Note 5 to our unaudited financial statements included herein.
     We refer to the entities prior to emergence from bankruptcy as the “Predecessor” and to the emerged entities as the “Successor.” The Predecessor’s results of operations for periods prior to our emergence from bankruptcy are not comparable to the Successor’s results of operations for periods after our emergence from bankruptcy. For more information, see Note 3 to our unaudited financial statements included herein.
     All references to our websites in this report are textual references only and information contained on our websites is not incorporated by reference into, and does not otherwise constitute part of, this report.
STOCK OWNERSHIP LIMITATIONS
     Because of regulations applicable to our net operating loss carryforwards (“NOLs”), our certificate of incorporation and bylaws contain provisions that restrict the direct or indirect ownership of our common stock or other class of equity such that (A) no person may acquire or accumulate 4.75% or more of our common stock or other class of equity and (B) no person owning directly or indirectly 4.75% or more of our common stock or other equity may acquire additional shares without meeting certain notice and prior approval requirements as set forth in our certificate of incorporation. Any transfers of our common stock in violation of these ownership limitations will be null and void, unless the transferor or transferee, upon providing at least 15 days prior written notice of the transfer, obtains written consent for the proposed transfer from a majority of our board of directors.

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION ACT OF 1995
     We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by us involve risks and uncertainties and are subject to change based on various important factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by us:
•	consumer acceptance of our products and our ability to keep up with fashion trends, develop new merchandise, launch new product lines successfully, offer products at the appropriate price points and enhance our brand image;

•	the highly competitive nature of the retail industry generally and the segment in which we operate particularly;

•	the possible lack of availability of suitable store locations on appropriate terms;

•	our reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, political instability, legal and regulatory matters, duties, taxes, other charges and quotas on imports, local business practices and political issues and risks related to currency and exchange rates;

•	our ability to service any debt we incur from time to time, as well as the requirements the agreements related to such debt impose upon us;

•	shifts in general economic conditions, consumer confidence and consumer spending patterns;

•	our ability to retain, hire and train key personnel and management;

•	the seasonality of our business;

•	the ability of our manufacturers to deliver products in a timely manner or meet quality standards;

•	changes in weather patterns;

•	our ability to maintain the availability of our net operating loss carryforwards;

•	the impact of the material weaknesses in internal control identified by management and the lack of effectiveness of our disclosure controls and procedures currently;

•	increases in the costs of mailing, paper and printing;

•	price and supply volatility of energy supplies;

•	our reliance on information technology, including risks related to the implementation of new information technology systems, risks associated with service interruptions and risks related to utilizing third parties to provide information technology services;

•	natural disasters;

•	the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities; and

•	the other risks identified in our registration statement on Form 10, as amended.
     These forward-looking statements speak only as of the date stated and, except as required by law, we do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized.

PART I— FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Eddie Bauer Holdings, Inc.
Consolidated Balance Sheets
($ in thousands)

	Successor	Successor
	As of	As of
	July 1,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$6,567	$74,186
Restricted cash	—	825
Accounts receivable, less allowances for doubtful accounts of $471 and $982, respectively	24,909	32,737
Current assets of discontinued operations	—	498
Inventories	138,029	142,302
Prepaid expenses	21,870	22,562
Current receivables from securitization interests	91,626	62,907
Deferred tax assets — current	2,077	2,745

Total Current Assets	285,078	338,762

Property and equipment, net of accumulated depreciation and amortization of $39,904 and $18,723, respectively	178,530	182,608
Goodwill	220,481	220,481
Trademarks	185,000	185,000
Other intangible assets, net	34,405	39,089
Other assets	27,908	22,712
Receivables from securitization interests	57,020	76,434
Deferred tax assets — noncurrent	59,024	88,150

Total Assets	$1,047,446	$1,153,236

LIABILITIES
Trade accounts payable	$46,969	$51,279
Accrued expenses	73,373	99,570
Current liabilities related to securitization interests	82,463	56,616
Short-term borrowings	6,524	—
Current portion of long-term debt	3,000	24,000

Total Current Liabilities	212,329	231,465

Deferred rent obligations	6,853	7,221
Unfavorable lease obligations, net	5,349	5,493
Long-term debt	273,000	274,500
Non-current liabilities related to securitization interests	51,318	68,791
Pension and other post-retirement benefit liabilities	20,696	20,746

Total Liabilities	569,545	608,216

Commitments and Contingencies (See Note 17)
STOCKHOLDERS’ EQUITY
Common stock:
Eddie Bauer Holdings, Inc. $0.01 par value, 100 million shares authorized; 29,991,684 shares issued and outstanding as of July 1, 2006 and December 31, 2005, respectively	300	300
Treasury stock, at cost	(157)	(157)
Additional paid-in capital	574,564	568,205
Accumulated deficit	(100,339)	(22,788)
Accumulated other comprehensive income (loss), net of taxes of $2,124 and $(270), respectively	3,533	(540)

Total Stockholders’ Equity	477,901	545,020

Total Liabilities and Stockholders’ Equity	$1,047,446	$1,153,236

The accompanying notes are an integral part of these consolidated and combined financial statements.

Eddie Bauer Holdings, Inc.
Consolidated and Combined Statements of Operations
($ in thousands, except earnings per share)

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
Net sales and other revenues	$225,742	$243,793	$420,243	$465,723
Costs of sales, including buying and occupancy	131,930	130,438	263,890	259,536
Selling, general and administrative expenses	96,574	92,487	192,895	185,225

Total operating expenses	228,504	222,925	456,785	444,761
Operating income (loss)	(2,762)	20,868	(36,542)	20,962
Interest expense	(6,492)	(699)	(12,240)	(761)
Other income	569	—	1,535	—
Equity in earnings (losses) of foreign joint ventures	(704)	1,205	(1,100)	(95)

Income (loss) from continuing operations before reorganization items and income tax expense	(9,389)	21,374	(48,347)	20,106
Gain on discharge of liabilities	—	(107,559)	—	(107,559)
Reorganization costs and expenses, net	—	7,871	—	13,686

Income (loss) from continuing operations before income tax expense	(9,389)	121,062	(48,347)	113,979
Income tax expense	32,591	50,918	28,670	50,402

Income (loss) from continuing operations	(41,980)	70,144	(77,017)	63,577
Loss from discontinued operations (net of income tax expense (benefit) of $0, $(386), $0 and $(1,686), respectively)	—	(609)	(534)	(2,661)

Net income (loss)	$(41,980)	$69,535	$(77,551)	$60,916

Income (loss) per basic and diluted share:
Loss from continuing operations per share	$(1.40)	n/a	$(2.57)	n/a
Loss from discontinued operations per share	—	n/a	(0.02)	n/a
Net loss per share	(1.40)	n/a	(2.59)	n/a
Weighted average shares used to compute income (loss) per share:
Basic	29,991,684	n/a	29,991,684	n/a
Diluted	29,991,684	n/a	29,991,684	n/a
The accompanying notes are an integral part of these consolidated and combined financial statements.

Eddie Bauer Holdings, Inc.
Consolidated and Combined Statements of Stockholders’ Equity and Comprehensive Income (Loss)
($ in thousands)

	Common
	Stock—		Common
	Eddie	Common	Stock—			Common				Accumulated
	Bauer,	Stock—	DFS,	Common	Common Stock—	Stock—Eddie			Retained	Other
	Inc.	Eddie	Inc.	Stock—	Eddie Bauer,	Bauer,		Additional	Earnings	Comprehensive
	(# of	Bauer,	(# of	DFS,	Holdings Inc.	Holdings Inc.	Treasury	Paid-In	(Accumulated	Income
	Shares)	Inc. ($)	Shares)	Inc.($)	(# of Shares)	($)	Stock	Capital	Deficit)	(Loss)	Total
	(Audited)
Predecessor
Balances at January 1, 2005	5,000	$500	1,000	$100	—	—	—	$261,595	$31,437	$(1,241)	$292,391
Comprehensive Loss:
Net loss									(46,643)		(46,643)
Foreign currency translation adjustments, net of income taxes of $126										97	97

Total comprehensive loss											(46,546)
Predecessor

Balances at July 2, 2005	5,000	$500	1,000	$100	—	$—	—	$261,595	$(15,206)	$(1,144)	$245,845

Gain on discharge of liabilities									107,559		107,559
Recapitalization and fresh start adjustments	(5,000)	(500)	(1,000)	(100)	30,000	300	—	303,005	(92,353)	1,144	211,496

Successor
Balances at July 2, 2005	—	$—	—	$—	30,000	$300	—	$564,600	—	—	$564,900

						(Unaudited)

Successor
Balances at December 31, 2005	—	$—	—	$—	29,992	$300	$(157)	$568,205	$(22,788)	$(540)	$545,020
Comprehensive Loss:
Net loss									(77,551)		(77,551)
Fair value adjustment of cash flow hedge, net of income taxes of $1,771										2,796	2,796
Foreign currency translation adjustment, net of income taxes of $623										1,277	1,277

Total comprehensive loss											(73,478)
Stock based compensation expense								6,359			6,359
Successor

Balances at July 1, 2006	—	$—	—	$—	29,992	$300	$(157)	$574,564	$(100,339)	$3,533	$477,901

The accompanying notes are an integral part of these consolidated and combined financial statements.

Eddie Bauer Holdings, Inc.
Consolidated and Combined Statements of Cash Flows
($ in thousands)

	Successor	Predecessor
	Six Months Ended	Six Months Ended
	July 1, 2006	July 2, 2005
	(Unaudited)	(Audited)
Cash flows from operating activities
Net (loss) income	$(77,551)	$60,916
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Reorganization costs and expenses, net	—	(93,873)
Net cash used for reorganization items	—	(9,702)

Reorganization items non-cash	—	(103,575)
(Gain) loss on disposals of property and equipment	559	(388)
Equity in (earnings) losses of foreign joint ventures	1,100	95
Depreciation and amortization	27,506	16,171
Stock-based compensation expense	6,359	—
Other non-cash income	(931)	—
Deferred income taxes	27,403	4,168
Changes in operating assets and liabilities:
Accounts receivable	7,872	5,446
Inventories	4,698	4,783
Prepaid expenses	746	(169)
Other assets	(2,404)	(3,103)
Accounts payable	1,604	708
Liabilities subject to compromise	—	(17,372)
Accrued expenses	(25,895)	(13,866)
Other post-retirement liabilities	(50)	—
Deferred rent obligations	(596)	(8,096)
Operating cash flows related to discontinued operations	498	8,911

Net cash used in operating activities	(29,082)	(45,371)

Cash flows from investing activities:
Capital expenditures from continuing operations	(18,924)	(8,641)
Capital expenditures from discontinued operations	—	(944)
Distribution from foreign joint venture	362	300

Net cash used in investing activities	(18,562)	(9,285)

Cash flows from financing activities:
Repayments of long-term debt	(22,500)	—
Net proceeds from short-term borrowings	6,524	—
Change in due to/from Spiegel	—	65,727
Change in bank overdraft from continuing operations	(5,160)	797
Change in bank overdraft from discontinued operations	—	(112)

Net cash provided by (used in) financing activities	(21,136)	66,412

Effect of exchange rate changes on cash	1,161	74

Net change in cash and cash equivalents	(67,619)	11,830
Cash and cash equivalents at beginning of period	74,186	8,533

Cash and cash equivalents at end of period	$6,567	$20,363

Payments made in conjunction with Chapter 11:
Professional service fees	$—	$9,702
The accompanying notes are an integral part of these consolidated and combined financial statements.

Eddie Bauer Holdings, Inc.
Notes to Consolidated and Combined Interim Financial Statements
(Unaudited)
($ in thousands, unless otherwise noted)
(1) Description of Business
     Eddie Bauer Holdings, Inc. (“Eddie Bauer”, “Eddie Bauer Holdings”, “Company”, “Predecessor” (as further defined in Note 3), or “Successor” (as further defined in Note 3)) is a specialty retailer that sells casual sportswear and accessories for the modern outdoor lifestyle. Eddie Bauer products are sold through retail and outlet stores located in the U.S. and Canada and through its direct sales channel, which consists of its Eddie Bauer catalogs and its websites located at www.eddiebauer.com and www.eddiebaueroutlet.com. In February 2005, the Company announced its plans to discontinue operating its “Eddie Bauer Home” concept over the course of 2005 (See Note 5). The accompanying consolidated and combined financial statements include the results of Eddie Bauer, Inc. and its subsidiaries, as well as the related supporting operations that provide logistics support, call center support and information technology support to Eddie Bauer. Eddie Bauer, Inc. and the related supporting operations were formerly wholly-owned subsidiaries of Spiegel, Inc. (“Spiegel”) prior to the Company’s emergence from bankruptcy (See Note 2).
     The related supporting operations of the Company include the following: Distribution Fulfillment Services, Inc. (“DFS”) (now known as Eddie Bauer Fulfillment Services, Inc. (“EBFS”)), provides direct and stores distribution services for Eddie Bauer. The former information technology operation of Spiegel (the “IT Group”) provides information technology services for Eddie Bauer. Spiegel Group Teleservices — Canada, Inc. (“SGTS”) (now known as Eddie Bauer Customer Services Inc. (“EBCS”)) provides call center support in call centers in the U.S. and Canada, including its office in Saint John, Canada (“Saint John”). Each of DFS, the IT Group and Saint John provided similar services for other subsidiaries and operations of Spiegel until these subsidiaries or operations of Spiegel were sold or closed in 2004.
(2) Chapter 11 Bankruptcy Proceedings
   Confirmation of Plan of Reorganization
     On March 17, 2003, Spiegel together with 19 of its subsidiaries and affiliates (the “Debtors”), including Eddie Bauer, Inc. and its subsidiaries and other operations included in the Company’s consolidated and combined financial statements, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. On February 18, 2005, the Debtors filed a Plan of Reorganization and related Disclosure Statement and on March 29, 2005 filed an Amended Joint Plan of Reorganization (the “Plan of Reorganization”) and related amended Disclosure Statement with the Bankruptcy Court. The Plan of Reorganization received the formal endorsement of the statutory creditors’ committee and, as modified, was confirmed by the Bankruptcy Court by order docketed on May 25, 2005. The Plan of Reorganization was declared effective on June 21, 2005 (the “Effective Date”) and the Debtors, including the Company, emerged from bankruptcy on that date.
     In conjunction with its emergence from bankruptcy proceedings, Eddie Bauer Holdings, Inc. was formed as a new holding company and Eddie Bauer, Inc. and certain other Spiegel subsidiaries were contributed to Eddie Bauer Holdings. Spiegel transferred to Eddie Bauer Holdings 100% of its ownership interests in Eddie Bauer, Inc. and its subsidiaries, Financial Services Acceptance Corporation (“FSAC”), Spiegel Acceptance Corporation (“SAC”), DFS and SGTS. FSAC and SAC were not parties to the Chapter 11 bankruptcy filing. Additionally, Eddie Bauer Information Technology, LLC (“EBIT”) was formed as a wholly-owned subsidiary of Eddie Bauer, Inc. and Spiegel transferred to this entity certain of its information technology assets.
  Discharge of Liabilities and Equity Interests
     On the Effective Date of the Plan of Reorganization substantially all of the Debtor’s pre-petition liabilities were cancelled in exchange for the issuance of 30 million shares of common stock of Eddie Bauer Holdings. All of the shares of common stock issued were distributed pursuant to the Plan of Reorganization in satisfaction of pre-petition claims. All such shares were issued without registration under the Securities Act of 1933 in reliance on the provisions of Section 1145 of the Bankruptcy Code and Section 3(a)(7) of the Securities Act of 1933. In addition, as part of the Plan of Reorganization, an independent creditor litigation trust (“Creditor Trust”) was established for the benefit of the pre-petition creditors. All pre-petition liabilities were settled in accordance with the final Plan of Reorganization. During September 2005, 8,316 common shares were returned to the Company for consideration of receivables owed to the Company. The shares were recorded as Treasury shares on the consolidated balance sheet at their trading value as of the date returned.

Eddie Bauer Holdings, Inc.
Notes to Consolidated and Combined Interim Financial Statements
(Unaudited)
($ in thousands, unless otherwise noted)
   Chapter 11 Bankruptcy Proceedings
     During the bankruptcy process, the Company operated its business and managed its properties and assets as a debtor-in-possession under the Bankruptcy Code and orders of the Bankruptcy Court. During this process, the Company continued to operate its business as an ongoing business and did not engage in any transactions outside the ordinary course of business without the approval of the Bankruptcy Court.
     As a result of the Chapter 11 filing, the Debtors’ realization of assets and satisfaction of liabilities were subject to uncertainty without substantial adjustments and/or changes in ownership. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, the Debtors, including certain subsidiaries, were permitted to sell or otherwise dispose of assets and liquidate or settle liabilities. On June 21, 2004, Spiegel sold substantially all of the assets of Newport News, Inc. and on July 15, 2004 Spiegel sold substantially all of the assets of Spiegel Catalog, Inc.
(3) Basis of Presentation
  Successor Entity
     All conditions required for the adoption of fresh-start reporting, as defined in AICPA’s Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, were met on June 21, 2005 and the Company selected July 2, 2005 as the date to adopt the accounting provisions of fresh-start reporting. The Company chose the date of July 2, 2005 because it corresponded with the end of the Company’s second fiscal quarter of 2005. Applying fresh start reporting as of June 21, 2005 versus July 2, 2005 would not have resulted in a material difference to the Company’s results of operations or financial condition. As a result of the adoption of fresh-start reporting, the fair value of the Company’s assets and the present value of the Company’s liabilities became the new accounting basis for the Company’s consolidated balance sheet as of July 2, 2005. We refer to the entity, Eddie Bauer Holdings, Inc. and its subsidiaries as the Successor. The Company’s consolidated balance sheet as of July 2, 2005 and all consolidated operations beginning July 3, 2005 relate to the Successor. See Note 6 in the Company’s annual financial statements for the year ended December 31, 2005 for further description of the Company’s application of fresh-start reporting as of July 2, 2005. Financial information for periods related to the Successor and the Predecessor (see description below of the Predecessor entity) have been separated by a vertical line on the face of the consolidated and combined financial statements and notes to the consolidated and combined financial statements to highlight the fact that the financial information for such periods have been prepared under two different historical-cost bases of accounting and are therefore not comparable. Additionally, the Successor’s consolidated financial statements include FSAC and SAC, which consist primarily of tax net operating losses (“NOLs”) and certain securitization interests, and the pension and other post-retirement plans of Spiegel, which were assumed by the Company on the Effective Date.
  Predecessor Entity
     The combined financial statements for the periods prior to July 2, 2005 include the results of Eddie Bauer, Inc. and its subsidiaries, DFS, the IT Group and Saint John (collectively the “Predecessor”). The operations of the Predecessor were formerly under the control of Spiegel. The combined financial statements for periods prior to July 2, 2005 include all assets, liabilities, revenues, expenses and cash flows directly attributable to the Predecessor. The Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5.J, Push Down Basis of Accounting Required in Certain Limited Circumstances, generally requires that push down accounting be applied whenever separate financial information is presented for a wholly-owned subsidiary. Push down accounting requires that the financial statements of a subsidiary reflect the parent company’s accounting basis of the assets and liabilities of the subsidiary. As such, the combined financial statements for periods prior to July 2, 2005 reflected Spiegel’s basis in the assets and liabilities of Eddie Bauer, Inc., DFS, Saint John and the IT Group. In accordance with the carve-out accounting provisions of SAB Topic 1.B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity, the combined financial statements for periods prior to July 2, 2005 included allocations of certain costs of Spiegel, in order to present the results of operations, financial position, changes in equity and cash flows of the Company on a stand-alone basis. The principal allocation methodologies are described further in Note 15. As the financial information for periods prior to July 2, 2005 included allocations of certain costs of Spiegel, they may not be indicative of the results of operations, financial position, changes in equity and cash flows that would have been incurred had the Company been a separate, stand-alone entity for those periods, nor may it be indicative of the Company’s future results. The income tax benefits and provisions, related tax payments and deferred tax balances for periods prior to July 2, 2005 have been prepared as if the Predecessor operated as a stand-alone taxpayer.

Eddie Bauer Holdings, Inc.
Notes to Consolidated and Combined Interim Financial Statements
(Unaudited)
($ in thousands, unless otherwise noted)
     SOP 90-7 requires that the financial statements for the periods following filing for Chapter 11 bankruptcy protection through the date a plan of reorganization is confirmed, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Additionally, the Predecessor’s combined financial statements for periods prior to July 2, 2005 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplate, among other things, realization of assets and payment of liabilities in the normal course of business. Accordingly, for periods prior to July 2, 2005, all pre-petition liabilities subject to compromise have been segregated in the combined balance sheets and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current liabilities. Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as reorganization costs and expenses, net in the combined statements of operations. Cash used for reorganization items is disclosed separately in the combined statements of cash flows.
   Interim Financial Statements
     These consolidated and combined interim financial statements have been prepared pursuant to the rules and regulations of the SEC that permit reduced disclosure for interim periods. Management believes that the consolidated and combined financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of the results for the full year. These interim financial statements should be read in conjunction with the consolidated and combined annual financial statements for the year ended December 31, 2005.
  Seasonality
     Historically, the Company’s operations have been seasonal, with a disproportionate amount of net sales occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season. The impact of seasonality on results of operations is more pronounced as a result of the level of fixed costs such as occupancy and overhead expenses that do not vary with sales. The Company’s quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions. Accordingly, results for the individual quarters are not necessarily indicative of the results to be expected for the entire fiscal year.
  Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used when accounting for certain items, including inventory valuation, fresh-start valuations, allowance for doubtful accounts, restructuring charges, fair values of goodwill and other intangible assets, long-lived asset impairments, future gift certificate redemptions, legal reserves, sales returns and allowances, deferred tax valuation allowance, deferred revenue and royalty receivables.
  Discontinued Operations
     Except as otherwise noted, all amounts and disclosures reflect only the Company’s continuing operations. See Note 5 for disclosures related to the Company’s discontinued operations.
(4) Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 which it will adopt effective for fiscal 2007.

Eddie Bauer Holdings, Inc.
Notes to Consolidated and Combined Interim Financial Statements
(Unaudited)
($ in thousands, unless otherwise noted)
     In June 2006, the Emerging Issues Task Force (EITF) ratified its conclusion on EITF No. 06-03, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The EITF concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer such as sales, use, value added and certain excise taxes, is an accounting policy decision that should be disclosed in a company’s financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the disclosure provisions of EITF 06-03 effective for fiscal 2007.
     In February 2006, the FASB issued FSP FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event (“FSP 123(R)-4”). FSP 123(R)-4 provides guidance on the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. In accordance with this standard, a cash settlement feature in an option or similar instruments issued as employee compensation would be classified and measured as equity if it can be exercised only upon the occurrence of a contingent event that is outside the employee’s control and such event is not probable. An option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring, shall be accounted for similar to a modification from an equity to liability award. The Company has applied the provisions of FSP 123(R)-4 when accounting for its stock based compensation grants awarded to employees subsequent to its emergence from bankruptcy.
     In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently assessing the impact of SFAS 155, however it does not anticipate that it will have a material impact on its results of operation or financial condition.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”). SFAS 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. SFAS 156 (a) clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, (b) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and (c) permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent measurement. Additionally SFAS 156 permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute — fair value. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently assessing the impact of SFAS 156, however it does not anticipate that it will have a material impact on its results of operation or financial condition.
(5) Discontinued Operations
     In February 2005, the Company announced its plans to discontinue operating the “Eddie Bauer Home” concept, which was approved by the Bankruptcy Court. The decision to close the Eddie Bauer Home stores was made in order to allow the Company to refocus its efforts on its primary retail business of selling apparel and accessories. As of the decision date, the Company operated 34 Eddie Bauer Home stores. The Eddie Bauer Home store inventories were liquidated by discounting the merchandise in the Eddie Bauer Home stores and through the Company’s Internet site. All store locations were closed by September 2005. The Company recorded asset impairment charges totaling $10,440 which were included in discontinued operations on the statement of operations for the six months ended July 2, 2005, related to store closures.

Eddie Bauer Holdings, Inc.
Notes to Consolidated and Combined Interim Financial Statements
(Unaudited)
($ in thousands, unless otherwise noted)
     The financial data of the Eddie Bauer Home operations, included in discontinued operations for all periods is presented below. Interest expense (income) has been allocated to discontinued operations for each period based upon the average intercompany balance outstanding and totaled $0 for the three and six months ended July 1, 2006 and $2 and $7 for the three and six months ended July 2, 2005, respectively.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Total revenue	$—	$21,075	$(21)	$39,177
Income (loss) before taxes	—	(995)	(534)	(4,347)
Income tax (benefit) expense	—	(386)	—	(1,686)
Net loss	—	(609)	(534)	(2,661)
     Assets and liabilities of discontinued operations as of December 31, 2005 are included in the table below. There were no remaining assets or liabilities of discontinued operations as of July 1, 2006.

Successor
December 31,
2005
Other current assets	$498

Total current assets	$498

(6) Earnings per Share
     Earnings per share data have been included for periods subsequent to July 2, 2005, the date in which in the Company chose to adopt fresh start reporting. As discussed in Note 2, on June 21, 2005, Eddie Bauer Holdings was formed and 30 million common shares of Eddie Bauer Holdings were distributed pursuant to the Plan of Reorganization in satisfaction of pre-petition claims. No earnings per share data is presented in the historical combined financial statements of Eddie Bauer, Inc. and its related operations as they were wholly- owned subsidiaries of Spiegel and there were no shares outstanding for the combined entity.
     The following table presents the computation of income (loss) per basic and diluted share for the three and six months ended July 1, 2006:

	Successor	Successor
	Three Months Ended	Six Months Ended
	July 1, 2006	July 1, 2006
Loss from continuing operations	$(41,980)	$(77,017)
Loss from discontinued operations	—	(534)

Net loss	$(41,980)	$(77,551)

Weighted average common shares outstanding	29,991,684	29,991,684
Net effect of dilutive stock options(a)	—	—
Weighted average common shares and equivalents outstanding	29,991,684	29,991,684

Income (loss) per basic share:
Loss from continuing operations	$(1.40)	$(2.57)
Loss from discontinued operations	—	(0.02)

Net loss	$(1.40)	$(2.59)

Income (loss) per diluted share:
Loss from continuing operations	$(1.40)	$(2.57)
Loss from discontinued operations	—	(0.02)

Net loss	$(1.40)	$(2.59)

(a)	As of July 1, 2006, there were 629,770 Eddie Bauer Holdings common stock options and 970,530 restricted stock units outstanding that were antidilutive and therefore were excluded from the calculation of diluted earnings per share.

Eddie Bauer Holdings, Inc.
Notes to Consolidated and Combined Interim Financial Statements
(Unaudited)
($ in thousands, unless otherwise noted)
(7) Intangible Assets
   Carrying Values of Intangible Assets and Amortization Expense
     Summarized below are the carrying values for the major classes of intangible assets that are amortized under SFAS No. 142 as well as the carrying values of those intangible assets that are not amortized.

	Successor as of July 1, 2006
		Gross Carrying	Accumulated
	Useful Life	Amount	Amortization
Intangible assets subject to amortization:
Customer lists	3.5 years	$9,000	$(3,762)
Licensing agreements	6 years	$35,000	$(5,833)
Intangible assets not subject to amortization:
Trademarks	n/a	$185,000	n/a
Goodwill	n/a	$220,481	n/a

	Successor as of December 31, 2005
		Gross Carrying	Accumulated
	Useful Life	Amount	Amortization
Intangible assets subject to amortization:
Customer lists	3.5 years	$9,000	$(1,994)
Licensing agreements	6 years	$35,000	$(2,917)
Intangible assets not subject to amortization:
Trademarks	n/a	$185,000	n/a
Goodwill	n/a	$220,481	n/a
     The following table presents the estimated amortization expense for each of the following periods:

Estimated amortization expense for fiscal years:
2006 (including $2,342 and $4,684 recorded during the three and six months ended July 1, 2006, respectively)	$9,368
2007	$8,052
2008	$7,085
2009	$5,833
2010	$5,834
Thereafter	$2,917

$39,089

(8) SAC Securitization Interests and Related Eddie Bauer Holdings Promissory Note
     The following table summarizes the amounts reflected in the Successor’s consolidated financial statements as of July 1, 2006 and December 31, 2005 and for the three and six months ended July 1, 2006 related to the securitization interests of the Company’s subsidiary SAC and the related obligation under the non- recourse obligation to creditors of Spiegel. The net accretion income reflected in the Company’s statement of operations for the three and six months ended July 1, 2006 included a present value adjustment based upon the Company’s estimated 13% discount rate. There was no adjustment recorded during the three and six months ended July 1, 2006 related to the collectibility of the net receivables.

Eddie Bauer Holdings, Inc.
Notes to Consolidated and Combined Interim Financial Statements
(Unaudited)
($ in thousands, unless otherwise noted)

	Successor	Successor
	At July 1,	At December 31,
	2006	2005
Assets:
Current receivables from securitization interests:	$91,626	$62,907
Non-current receivables from securitization interests:	57,020	76,434

Total Assets	$148,646	$139,341

Liabilities:
Current liabilities related to securitization interests:	$82,463	$56,616
Non-current liabilities related to securitization interests:	51,318	68,791

Total Liabilities	$133,781	$125,407

	Successor	Successor
	Three Months Ended	Six Months Ended
	July 1, 2006	July 1, 2006
Statement of Operations:
Accretion income related to receivables from securitization interests	$4,729	$9,305
Accretion expense related to liabilities from securitization interests	$(4,255)	$(8,374)

Net accretion income classified in Other income (expense)	$474	$931

(9) Debt
  Senior Secured Revolving Credit Facility
     On June 21, 2005, Eddie Bauer, Inc. executed a loan and security agreement with Bank of America, N.A., General Electric Capital Corporation and The CIT Group/Business Credit, Inc. The senior secured revolving credit facility is comprised of a revolving line of credit consisting of revolving loans and letters of credit up to $150 million to fund working capital needs. The Company’s availability under the revolving credit facility was $89.7 million as of July 1, 2006. As of July 1, 2006, the Company had $7.1 million of letters of credit outstanding and $6.5 million drawn under the facility.
     In April 2006, the Company obtained waivers from the lenders for certain defaults and events of default under the revolving credit facility relating primarily to previously due financial and business reports and, in connection with name changes of two subsidiaries, the perfection of security interests in collateral and notice requirements. As of July 1, 2006, the Company’s most recent quarterly compliance reporting date, the Company was in compliance with the covenants under the facility.

Eddie Bauer Holdings, Inc.
Notes to Consolidated and Combined Interim Financial Statements
(Unaudited)
($ in thousands, unless otherwise noted)
  Senior Secured Term Loan
     On June 21, 2005, Eddie Bauer, Inc. entered into a $300 million senior secured term loan agreement with various lenders, with JPMorgan Chase, N.A. as administrative agent. As of July 1, 2006, $276.0 million was outstanding under the term loan. In April 2006, in view of the Company’s expectation that it would not meet certain financial covenants contained in the term loan agreement, and to provide the Company with additional flexibility to pursue its turnaround strategy, the Company amended certain provisions of the term loan relating primarily to financial covenant ratios and operational covenants (including capital expenditures, permitted collateral sales and store openings/closings). In April 2006, in connection with the term loan amendment, the Company obtained waivers from the lenders for certain defaults and events of default under the term loan relating primarily to previously due financial and business reports and, in connection with name changes of two subsidiaries, the perfection of security interests in collateral and notice requirements. As a result of the term loan amendment, the interest rates were increased by 1.50% over what the prior agreement required, which rates will be reduced by 0.50% when the term loan balance is reduced below $225 million as a result of asset sales or voluntary prepayments from operating cash flow. The following description gives effect to this amendment.
     The term loan agreement includes mandatory prepayment provisions, including a requirement that 50% (reduced to 25% if the Company’s consolidated leverage ratio on the last day of the relevant fiscal year is not greater than 1.75 to 1.00) of any excess cash flows, as defined in the agreement and measured on an annual basis beginning December 31, 2005, be applied to repayment of the loan. The amount of such excess cash flows for the fiscal year ended December 31, 2005 required to be repaid was $21,000 and such amount has been included within current portion of long-term debt on the Company’s consolidated balance sheet as of December 31, 2005. Payment of the $21,000 of excess cash flow was made on April 7, 2006.
     In accordance with the amended term loan agreement, interest on the loan is calculated as the greater of the prime rate or the federal funds effective rate plus one-half of one percent plus 2.50% to 3.25% in the case of a base rate loan, or LIBOR plus 3.50% to 4.25% in the case of Eurodollar loans, based upon the Company’s corporate credit rating issued from time-to-time by Moody’s and Standard & Poor’s, provided that interest on the loan will be increased by 0.50% until the date that the aggregate principal amount of the loans outstanding is less than $225 million as a result of asset sales or voluntary prepayments from operating cash flow. On July 1, 2006, the Company’s interest rate under the amended term loan included a LIBOR rate of 5.35% plus a margin of 4.25%, for a total interest rate of 9.60%.
     The financial covenants under the amended term loan include:
     The Company’s consolidated leverage ratio calculated on a trailing 12-month basis must be less than:
•	5.25 to 1.00 for the three fiscal quarters ending June 30, 2006, September 30, 2006 and December 31, 2006;

•	4.00 to 1.00 for the fiscal quarter ending March 31, 2007;

•	2.50 to 1.00 for the next three fiscal quarters; and

•	thereafter being reduced on a graduated basis to 1.50 to 1.00 at March 31, 2009.
     In addition, the Company’s consolidated fixed charge coverage ratio calculated on a trailing 12-month basis must be greater than:
•	0.95 to 1.00 for the fiscal quarter ending June 30, 2006;

•	0.90 to 1.00 for the fiscal quarter ending September 30, 2006;

•	0.95 to 1.00 for the fiscal quarter ending December 31, 2006;

•	0.975 to 1.00 for the fiscal quarter ending March 31, 2007; and

•	thereafter increasing to 1.50 to 1.00 for the quarters ending June 30, 2007 through June 30, 2011.

Eddie Bauer Holdings, Inc.
Notes to Consolidated and Combined Interim Financial Statements
(Unaudited)
($ in thousands, unless otherwise noted)
     In addition to the financial covenants, the agreement limits the Company’s capital expenditures (net of landlord contributions) to $36 million in 2006, $45 million in 2007, $60 million in 2008, and $70 million in each of 2009, 2010 and 2011. Finally, there are additional covenants that restrict the Company from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in its capital stock; from entering into certain guarantees; from incurring debt beyond what is specified within the agreement; and other customary covenants. As of July 1, 2006, the Company’s most recent quarterly compliance reporting date, the Company was in compliance with the covenants under the amended term loan agreement. If the Company’s Fall/Holiday 2006 product offerings are not well received by consumers or business otherwise fails to improve or deteriorates, the Company may not be able to comply with the financial covenants in the future. In addition, the covenant relief the Company obtained as a result of the April 2006 amendment will expire after the first quarter of 2007 resulting in the reestablishment of the original terms related to the financial covenants.
(10) Derivatives
     The Company uses derivative instruments primarily to manage exposure to fluctuations in interest rates, to lower its overall costs of financing and to manage the mix of floating- and fixed- rate debt in its portfolio. The Company’s derivative instruments as of July 1, 2006 and December 31, 2005 included an interest rate swap agreement that the Company entered into in October 2005. In accordance with the requirements under the Company’s term loan, in October 2005, the Company entered into an interest rate swap agreement with a total notional value of $150,000, or 50% of the outstanding amount under its term loan as of that date. The notional amount of the interest rate swap totaled $148,500 and $149,250 as of July 1, 2006 and December 31, 2005, respectively. The interest rate swap agreement effectively converts 50% of the outstanding amount under the term loan, which is floating-rate debt to a fixed-rate by having the Company pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 4.665% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The interest rate swap agreement terminates in conjunction with the termination of the term loan in June 2011.
     The fair value of the interest rate swap was determined to be $5,355 and $787 as of July 1, 2006 and December 31, 2005, respectively, and was recorded in other assets on the consolidated balance sheet. The fair value of the interest rate swap was estimated based upon the present value of the future cash flows of the interest rate swap. Upon entering into the interest rate swap agreement, the Company did not contemporaneously designate the interest rate swap as a cash flow hedge of 50% of its senior term loan. The Company reassessed its hedging strategy and, in accordance with SFAS No. 133, the Company designated the interest rate swap as a cash flow hedge of 50% of its outstanding senior secured term loan effective January 1, 2006. No portion of the interest rate swap was excluded from the assessment of the hedge’s effectiveness. Because all critical terms of the derivative hedging instrument and the hedged forecasted transaction were not identical, the interest rate swap does not qualify for the “shortcut method” as defined in SFAS No. 133. On a quarterly basis, the Company will assess and measure the effectiveness of the cash flow hedge using the hypothetical derivative method. In performing its assessment as of July 1, 2006, the changes in cash flows of the actual derivative hedging instrument were within 80 to 125 percent of the opposite change in the cash flows of the hypothetical derivative instrument and therefore the Company concluded that the hedge was highly effective. Accordingly, the Company recorded the effective portion of the cash flow hedge, which totaled $4,568 as of July 1, 2006 within other comprehensive income (loss) on the Company’s balance sheet and recorded the ineffective portion of the hedge, which totaled ($95) and $0 in other income (expense) in the Company’s statement of operations for the three and six months ended July 1, 2006, respectively. The amounts reflected in other comprehensive income will be reclassified into interest expense in the same period in which the hedged debt affects interest expense. The Company estimates that no amounts will be reclassified into interest expense within the next 12 months. No amounts were recognized in the statement of operations as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transaction will occur.
(11) Reorganization Items
     The net expense resulting from the Company’s Chapter 11 filings and subsequent reorganization efforts has been segregated from income and expenses related to ongoing operations in the combined statements of operations and included the following:

	Predecessor	Predecessor
	Three Months ended	Six Months ended
	July 2, 2005	July 2, 2005
Lease rejections	$ 2,182	$ 2,749
Professional service fees	5,709	10,705
Asset impairment and other, net	(20)	232

	$ 7,871	$ 13,686

Eddie Bauer Holdings, Inc.
Notes to Consolidated and Combined Interim Financial Statements
(Unaudited)
($ in thousands, unless otherwise noted)
     There were no reorganization costs incurred subsequent to July 2, 2005.
     The lease rejection costs for the three and six months ended July 2, 2005 primarily represented the rejected leases from store closings. Professional service fees consisted primarily of financial, legal, real estate and other consulting services directly associated with the reorganization process that were incurred by Spiegel and charged to the Company (See Note 15) as well as professional service fees incurred directly by the Company.
     Other items for the six months ended July 2, 2005 primarily included a contract termination penalty for physical inventory count services.
(12) Income Taxes
     The Company’s income tax expense for the three and six months ended July 2, 2005 was $50,918 and $50,402, respectively, representing effective tax rates of 42.1% and 44.2%, respectively. The effective tax rates for both the three and six months ended July 2, 2005 were higher than the Company’s U.S. statutory rate primarily due to non-deductible reorganization expenses recorded related to the Company’s bankruptcy proceedings for which no tax benefit was recorded and taxable income associated with the Company’s Canadian operations which has a higher effective tax rate than the Company’s U.S. operations.
     The Company’s income tax expense for the three and six months ended July 1, 2006 was $32,591 and $28,670, respectively, which included $23,462 of expense in the second quarter associated with the increase in the Company’s valuation allowance related to its NOLs. During the second quarter of 2006, the Company reassessed its long-range plan, which resulted in a decrease in the Company’s projected taxable income during 2006 and 2007. Due to the projected decreases in taxable income during 2006 and 2007, which represent the periods prior to the effective date of restrictions under the Internal Revenue Code’s Section 382 for NOL utilization, the Company projected that a larger amount of its NOLs will expire and go unused. Excluding the impact of the income tax expense associated with the Company’s valuation allowance increase, the Company’s income tax expense for the six months ended July 1, 2006 was $5,208, which primarily included income tax expense associated with the Company’s taxable income for its Canadian operations and tax expense associated with non-deductible foreign tax credits. The Company recognized no income tax benefit on the losses related to its U.S. operations as the tax benefits would increase the Company’s NOLs, which would require a full valuation allowance.
     On May 25, 2006, the Company announced that it intends to explore strategic alternatives to increase stockholder value, including among others, a possible sale of the Company. These alternatives could possibly impact the realizability of the Company’s deferred tax assets related to the NOLs, however given the preliminary nature of the process, the Company is unable to determine the impact at this time.
(13) Employee Benefit Plans
     Historically, the Company participated in certain Spiegel employee benefit plans. Prior to the Effective Date of the Plan of Reorganization, the Company’s combined statements of operations and balance sheets reflected the expense (benefit) and liabilities associated with the portion of these plans related only to the Company’s employees. Upon the Effective Date of the Plan of Reorganization, the Spiegel post-retirement healthcare and life insurance plans and pension plan were transferred to and assumed in total by Eddie Bauer Holdings. Accordingly, on such date, the liabilities associated with these plans, in addition to those liabilities related to the Company’s employees already reflected on the Company’s combined balance sheet, were reflected in the consolidated balance sheet of the Successor as of July 2, 2005. In accordance with the terms of the Spiegel pension plan, no new participants will be added to the pension plan subsequent to the Effective Date of the Plan of Reorganization.
  Post-retirement Healthcare and Life Insurance Plans
     The Company, through the former Spiegel post-retirement plans, provides certain medical and life insurance benefits for eligible retired employees until age 65. The retirement plan is a defined post-retirement health care and life insurance plan. Disclosures related to the Predecessor for periods prior to July 2, 2005 include the costs related only to the Eddie Bauer and DFS employees covered by the plans prior to the Company’s emergence from bankruptcy. Disclosures related to the Successor as of and subsequent to July 2, 2005 include the costs associated with all employees, including former Spiegel employees, covered by the plans.

Eddie Bauer Holdings, Inc.
Notes to Consolidated and Combined Interim Financial Statements
(Unaudited)
($ in thousands, unless otherwise noted)
     The components of the Company’s net periodic benefit cost related to its post-retirement healthcare and life insurance plans were as follows for the Successor for the three and six months ended July 1, 2006 and the Predecessor for the three and six months ended July 2, 2005:

	Successor	Predecessor	Successor	Predecessor
	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	July 1, 2006	July 1, 2005	July 1, 2006	July 1, 2005
Net benefit cost:
Service cost	$99	$62	$178	$123
Interest cost	147	44	283	88
Amortization of prior service cost	—	(23)	—	(47)
Recognized net actuarial (gain)/loss	—	8	—	17

Total expense (benefit)	$246	$91	$461	$181

     Contributions to the post-retirement benefit plans totaled $98 and $230 for the three and six months ended July 1, 2006, respectively. Contributions to the post-retirement benefit plans totaled $42 and $85 for the three and six months ended July 2, 2005, respectively. In fiscal 2006, total contributions to the post-retirement benefit plans are expected to be $907.
  Pension Plan
     As discussed above, the Company assumed the costs and obligations associated with the former Spiegel pension plan upon the Company’s emergence from bankruptcy. Prior to the Company’s emergence from bankruptcy, certain employees of the Company participated in the Spiegel pension plan. During these periods, the combined statements of operations included an allocated management fee (See Note 15) for these employees and the related liabilities were included in the due to/from Spiegel. Accordingly, no periodic benefit cost is included below for the Predecessor.
     The components of the Company’s net periodic benefit cost related to the former Spiegel pension plan were as follows for the Successor for the three and six months ended July 1, 2006:

	Successor	Successor
	Three Months ended	Six Months ended
	July 1, 2006	July 1, 2006
Net benefit cost:
Service cost	$—	$—
Interest cost	731	1,462
Expected return on assets	(921)	(1,843)

Total expense (benefit)	$(190)	$(381)

     The Company made no contributions to the pension plan during the three or six months ended July 1, 2006 and does not expect to make contributions in 2006.
(14) Stock Based Compensation
     The impact of stock options and restricted stock units (RSUs) on net income (loss) was as follows:

	Successor	Successor
	Three Months ended	Six Months ended
	July 1, 2006	July 1, 2006
Stock option compensation expense	$ 437	$ 889
RSU compensation expense	2,641	5,470

Total equity based compensation expense	3,078	6,359
Tax impact	—	—

Reduction in net income (loss), net of tax	$ 3,078	$ 6,359
     Unrecognized compensation costs related to stock options and RSUs totaled approximately $4,245 and $14,193, respectively, as of July 1, 2006, which are expected to be recognized over a weighted average period of 2.3 and 2.0 years, respectively. No cash was received from stock option exercises during the six months ended July 1, 2006.

Eddie Bauer Holdings, Inc.
Notes to Consolidated and Combined Interim Financial Statements
(Unaudited)
($ in thousands, unless otherwise noted)
     On February 7, 2006, the Company granted 15,765 RSUs and options to acquire 5,775 shares at an exercise price of $14.35 to a new officer of the Company.
     On November 3, 2005, the Company approved RSU awards totaling 1,014,240 to certain officers and employees of the Company and non-employee directors. The RSUs vest over three years, with the first vesting period ending July 1, 2006. Of the 1,104,240 RSU awards approved, 59,475 were forfeited prior to the first vesting date. Due to the fact that the Company’s officers and employees and non-employee directors were subject to a blackout period and therefore unable to sell shares of common stock underlying their vested RSUs as of the first vesting date, the Company provided the officers, employees and non-employee directors the option to postpone the issuance of the shares of common stock underlying their vested RSUs until October 2, 2006. Of the 318,247 RSUs which vested effective July 1, 2006, issuance was postponed for 296,744 shares of common stock underlying RSUs and the remaining 21,503 shares of common stock underlying vested RSUs were issued effective July 18, 2006. Compensation expense related to all RSUs which vested July 1, 2006 was recognized prior to that date. In accordance with SFAS No. 123(R), the postponement modification will not result in any additional compensation expense because the fair value of the RSUs as of the date on which the postponement was offered was less than the fair value of the RSUs as the grant date.
(15) Affiliated Company Transactions
     The due to/from parent account with Spiegel and its subsidiaries resulted principally from management fees, including other general and administrative costs allocated to the Company, the operating expenses of DFS, SGTS, and the IT Group which were charged to other Spiegel affiliates, and centralized cash management, including the settlement of income tax payments. Management fees charged by Spiegel to the Company were $634 and $1,328 for the three and six months ended July 2, 2005. The management fees primarily included payroll and benefits related expenses and other direct expenses of corporate functions (e.g. legal, human resources, finance, tax, treasury, etc.) performed by Spiegel which supported the Eddie Bauer operations, as well as Spiegel’s subsidiaries Newport News and Spiegel Catalog, prior to their sale by Spiegel. Spiegel allocated 100% of its corporate function costs to the three operating subsidiaries. The payroll and other direct charges were apportioned based upon a shared allocation percentage derived for each operation. The management fee allocation also included other general and administrative expenses, which were allocated based upon a percentage of net sales of each operation. As the management fee allocation primarily included payroll and benefits related expenses and other third-party costs, the Company believes that such allocations are reasonable and approximate the costs that would have been incurred had the Company been a stand-alone entity. No management fees were allocated from Spiegel subsequent to July 2, 2005.
     Spiegel also charged the Company $2,924 and $7,837 for reorganization costs incurred on behalf on the Company for the three and six months ended July 2, 2005, respectively. Reorganization expenses were allocated based upon the percentage of net sales of each merchant business. See Note 11 for further discussion of the Company’s reorganization costs.
(16) Related Party Transactions
     Eddie Bauer International, Ltd. (“EBI”) and Eddie Bauer International (Americas), Inc. (“EBI Americas”) serve as the Company’s principal buying agents to contract suppliers, inspect goods and handle shipping for the Company. EBI has an office in Hong Kong and EBI Americas has an office in Miami, Florida, sourcing product in Asia and the Americas/Caribbean, respectively. Effective June 30, 2006, EBI Americas’ Miami office was closed, the Company ceased using EBI Americas as a sourcing agent and the Company expanded its in-house procurement capabilities to perform this sourcing.
     The dollar amounts and percentages of total product sourced by EBI and EBI Americas for the Company during the three and six months ended July 2, 2005 were as follows:

	Predecessor
	Three Months ended
	July 2, 2005
EBI	$73,396	75.0%
EBI Americas	15,377	15.7%

	Predecessor
	Six Months ended
	July 2, 2005
EBI	$147,780	70.1%
EBI Americas	30,412	14.4%

Eddie Bauer Holdings, Inc.
Notes to Consolidated and Combined Interim Financial Statements
(Unaudited)
($ in thousands, unless otherwise noted)
     Prior to the Company’s emergence from bankruptcy, EBI and EBI Americas were affiliated with the Company through common ownership. EBI and EBI Americas are subsidiaries of Otto International Hong Kong Ltd. and Otto International GmbH, respectively, former affiliates of Spiegel. The Company paid $2,376 and $498 to EBI and EBI Americas, respectively, for services for the three months ended July 2, 2005. The Company paid $4,784 and $983 to EBI and EBI Americas, respectively, for services for the six months ended July 2, 2005. These costs are included in costs of sales in the combined statements of operations.
     In March 2002, the Company entered into a Vendor Payment Services Agreement with Otto International Hong Kong Limited (“OIHK”), the parent company of EBI and a former affiliate of Spiegel, to facilitate the payment process on certain goods sourced through Asia. The duration of the agreement was for one year, automatically continuing unless terminated by either party with three months written notice. Under the terms of the agreement, the Company has open account terms with various vendors in certain countries in Asia. OIHK pays these vendors the purchase price for goods, less a volume discount and transaction fee, typically within seven days of receiving the commercial invoice and shipping documents. Under the terms of the agreement, the Company was required to reimburse OIHK within 30 days of the vendor invoice date. Since the bankruptcy filing, the Company has prepaid OIHK upon receipt of documents, generally two to three days before OIHK remits payment to the vendor. Approximately $47,000 and $106,300 of the Company’s inventory purchases were sourced through EBI under this agreement with OIHK for the three and six months ended July 2, 2005.
(17) Commitments, Guarantees and Contingencies
  Litigation
     In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes or claims. These actions may involve commercial, intellectual property, product liability, labor and employment related claims and other matters. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the Company’s legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.
  Professional Service Fees related to Bankruptcy Proceedings
     Included in restricted cash and accounts payable as of December 31, 2005 was $825 restricted by the Creditor’s Trust for the payment of professional service fees related to the Company’s bankruptcy proceedings that was required to be returned to the Creditor’s Trust if not used. The remaining balance of restricted cash, which totaled $697, was sent to the Creditor’s Trust on June 30, 2006.
  Guarantees
     The Company has applied the measurement and disclosure provisions of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees of the Indebtedness of Others,” to agreements that contain guarantee and certain other indemnification clauses. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. The Company is party to various contractual agreements under which it may be obligated to indemnify the other party for certain matters. These contracts include commercial contracts, operating leases, trademarks, financial agreements and various other agreements. Under these contracts, the Company may provide certain routine indemnifications relating to representations and warranties. The terms of these indemnifications range in duration and may not be explicitly defined. The Company is unable to estimate the potential liability for these types of indemnifications as the agreements generally do not specify a maximum amount, and the amounts are often dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, the Company has not made any significant indemnification payments under such agreements and no amounts have been accrued in the Company’s financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto in this quarterly report on Form 10-Q and the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in Amendment No. 1 to our registration statement on Form 10 filed with the Securities and Exchange Commission on June 27, 2006.
EXECUTIVE OVERVIEW
Business Summary
     Eddie Bauer is a specialty retailer that sells casual sportswear and accessories for the modern outdoor lifestyle. Our primary target customers are women and men who are 30-54 years old with an average annual household income of $75,000. Our brand is a nationally recognized brand that we believe stands for high quality, innovation, style and customer service. Founded in 1920, Eddie Bauer has an established reputation in the outerwear market and was ranked as the number three outerwear brand in a survey conducted by Women’s Wear Daily in July 2006.
     We sell our products through two interdependent sales channels that share product sourcing, design and marketing resources:
•	retail, which consists of our Eddie Bauer stores and our Eddie Bauer Outlet stores located in the United States and Canada; and

•	direct, which consists of our Eddie Bauer catalogs and our websites www.eddiebauer.com and www.eddiebaueroutlet.com.
     We aim to offer our customers a seamless retail experience and structure our operations to reflect that goal. Customers can purchase our products through either of our sales channels and return or exchange our products at any of our stores, regardless of the channel of purchase. Our U.S. stores also offer a direct phone connection to our customer call centers that allows an in-store customer to order for home delivery a particular size, color or item that may not be available in the store.
     As of July 1, 2006, we operated 375 stores, consisting of 267 retail stores and 108 outlet stores in the U.S. and Canada. For the quarter and six months ended July 1, 2006, we had more than 7.7 million and 16.8 million visits, respectively, to our two websites and circulations of approximately 21.2 million and 41.5 million copies, respectively, of our catalogs.
     In addition, we are minority participants in joint venture retail operations in Japan and Germany. As of July 1, 2006, Eddie Bauer Japan operated 40 retail stores and nine outlet stores, distributed eight major catalogs annually and operated a website located at www.eddiebauer.co.jp and Eddie Bauer Germany operated ten retail stores and two outlet stores, distributed eight major catalogs annually and operated a website located at www.eddiebauer.de. We also license our Eddie Bauer name to various consumer product manufacturers and other retailers whose products complement our modern outdoor lifestyle brand image.
     We design and source almost all of our clothing and accessories that we sell through our stores and direct sales channel. Although we do not manufacture any of our products, each of our vendors must comply with our Global Labor Practices Program that includes prohibitions against forced labor, child labor, harassment and abuse. Our sourcing and logistics infrastructure is designed to provide the timely distribution of products to our customers and stores, and our customer call center is designed to deliver a consistently high level of customer service.
Recent Developments and Initiatives
     We are committed to turning our business around and revitalizing Eddie Bauer as a premium quality brand, by continuing to implement initiatives that we commenced over the past several years, by implementing new initiatives that we were not able to undertake until our emergence from bankruptcy and by actively changing initiatives that are not performing to expectations. Although we believe our strategies will help stabilize our business in the long term, this process comes with significant risks and challenges and will take time. As a result, even if we are successful, we may not see improvements in our results of operations in the near term. For example, we attempted to revitalize our brand by substantially redesigning our Fall/ Holiday 2005 apparel lines, but results have not lived up to our expectations. In response, we have continued to implement the turnaround strategies that we announced in our registration statement on Form 10, as amended, as discussed below. The first results will be seen in the Fall/Holiday collection that starts arriving in stores in mid-August.

     Our primary focus with the 2006 Fall/Holiday line has been to re-align the offering with the needs and preferences of our 30-54 year-old core customers. This has meant re-setting the styling, fit and construction of our products, while leveraging the brand’s unique outdoor heritage as a point of differentiation. The collection features designs that more explicitly reference the outdoors and includes a balance of basics, neutrals, and heritage pieces that are more identifiable as Eddie Bauer. For example, we have reviewed and updated classic designs in areas such as sweaters and jackets, incorporating modern patternwork, new fabrics and unique detailing. In addition, across the collection we have paid greater attention to functional details to improve our product differentiation. We also have improved fit, particularly in pants, where we are launching new fits. We have returned to a color palette that emphasizes Eddie Bauer’s tradition of rich, textured and natural colors inspired by the outdoors. In addition, the new collection includes increased emphasis on down outerwear and accessories as we seek to capitalize on our success in Holiday 2005 in these classifications as well as our reputation as one of the world’s most recognized outerwear brands. We have updated many of our classic designs and we have introduced more lightweight down for the early Fall season. We also are launching our next generation of down accessories. Finally, we have modified pricing in certain areas to improve the price/value equation for our customers.
     We are continuing to redirect our catalog and store merchandising to present more product-specific marketing. This includes a more product-focused advertising campaign that we will launch in the November and December issues of key magazines that we believe our customers read. Our marketing this Holiday also places a stronger emphasis on gift giving. We have enhanced our offering of gift items, and we will be highlighting the gift collection in-store, in our catalogs and online. In addition, we anticipate launching a customer loyalty program during the Fall/Holiday 2006 season. The program has been tested as a limited pilot program since 2004 in which customers accrue points that are redeemable for Eddie Bauer gift certificates. Feedback on the pilot program has been positive and we believe that the program could be a valuable tool both in driving purchases and in facilitating our ability to track and market to our customers. Finally, to help oversee our marketing, we have brought in Frank DeLeo as Chief Marketing Officer on an interim basis. Throughout his 30 years in marketing, Mr. DeLeo has held positions at the Limited Brands, Comedy Central, Cadbury Schweppes and Bristol-Myers.
     On May 25, 2006, we announced that we had retained Goldman Sachs to assist us in evaluating strategic alternatives, including the possible sale of the company. We do not expect that the consideration of the strategic alternatives should cause us to either change our underlying turnaround initiatives or significantly delay implementation of those strategies.
     In the second half of 2006, we intend to open approximately 12 new retail stores and 8 new outlet stores and do not expect to close any additional stores. During the second quarter of fiscal 2006, we opened three new retail stores and one new outlet store and closed one retail and one outlet store. We closed 27 retail stores and no outlet stores during the first quarter of fiscal 2006 and opened no new stores. We financed the opening of the new stores and intend to finance additional store openings through cash provided by operations and our revolving credit facility. We estimate that capital expenditures to open a store will approximate $0.9 million and $0.5 million per store for retail and outlet stores, respectively. In substantially all instances, this capital investment is funded partially by the landlords of leased sites. The portion funded by landlords ranges from 25% to 50%. The number of stores we ultimately open during any given year will depend on our ability to obtain suitable locations on favorable terms, our working capital, general economic conditions, and the terms of our debt agreements. In addition to closing under-performing stores and opening new stores, our strategy includes right-sizing our existing stores, mainly through down-sizing.
     To increase our profitability and generate cash for future growth, we will need to increase our net sales in our stores and through our direct channel. We believe that the increasing trend of consumers shopping via the Internet will drive growth in our Internet sales, offsetting anticipated declines in our catalog sales.
     Improvement in our gross margins and profitability also depends upon our ability to source our products at cost effective prices, control our transportation and energy costs and reduce our need for inventory mark-downs. A continued increase in energy costs may result in higher costs of sales expenses and lower gross margins due to higher utilities-related costs of our retail stores and distribution centers, increased inbound shipping costs and higher freight costs related to shipping products to our retail stores. Our selling, general and administrative expenses may also be adversely impacted by higher energy costs due to increased shipping expenses related to the direct sales to our customers. Third party carriers may alter their transportation networks or otherwise make changes increasing our costs for delivering product to the consumer. Finally, higher energy costs may result in fewer customer visits to our retail and outlet stores. Additionally, our ability to control store occupancy and buying costs and efficiently manage our back-end operations and fixed costs will also impact our future gross margins and profitability. We intend to continue to reduce the number of vendors from which we source our product in order to attain volume pricing and more consistent quality. Despite our strategy to design products that appeal to our target customers, changes in customer preferences or demand or lack of customer response to these designs could result in increased costs and lower margins if we are again required to increase our inventory mark-downs or redesign our product offerings.

Second Quarter Overview
     Compared to the same quarter in the prior year, net merchandise sales for the second quarter of 2006 were down $17.8 million, or approximately 7.7%, and comparable store sales declined by 5.9%. Our gross margin and gross margin percentage for the second quarter of 2006 were $79.7 million and 37.7%, down from $99.0 million and 43.1% in the prior year quarter. Decreased sales in both our retail and direct channels, along with increased costs associated with being a stand-alone company since our emergence from bankruptcy (e.g. professional services, legal and stock compensation expenses) and higher depreciation and amortization related to increases in fair values of our property and equipment and intangible assets recorded in our fresh start accounting, resulted in an increase in our operating loss of $23.6 million for the second quarter of 2006, versus the prior year period. If customer purchases continue to lag our expectations, we will continue to experience decreased net sales and comparable store sales and lower gross margins and profits. In addition, although we continue to implement changes based on our insights across all channels, because of lengthy product lead times and catalog production cycle, we anticipate that the impact of these initiatives will be felt over the remainder of fiscal 2006 with most of the impact occurring in the second half of the third quarter and the fourth quarter of fiscal 2006. For example, the initial Fall Preview Catalog featuring our redirected brand strategy was sent out to a select group of our customers in late May, and we anticipate that the Fall 2006 products will be available in stores in mid-August.
RESULTS OF OPERATIONS
     The following is a discussion of our results of operations for the three and six months ended July 1, 2006 and July 2, 2005. We refer to the entities prior to emergence from bankruptcy as the “Predecessor” and to the emerged entities as the “Successor.” The Predecessor consists of Eddie Bauer, Inc., DFS, the IT Group and Saint John. The Successor consists of Eddie Bauer Holdings, Eddie Bauer, Inc., FSAC, SAC, EBFS (formerly DFS), EBCS (formerly SGTS), EBIT and the obligations associated with Spiegel’s former pension and other post-retirement plans that were assumed by Eddie Bauer Holdings.
     Our historical financial statements for the Predecessor for periods prior to July 2, 2005 were prepared on a combined, carve-out basis. Our consolidated financial statements for periods as of and subsequent to July 2, 2005 reflect the financial results of the Successor.
     Our historical results for periods prior to July 2, 2005 are not comparable with our results for periods subsequent to July 2, 2005 for several reasons. Although we emerged from bankruptcy on June 21, 2005, in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), we have applied the accounting and reporting requirements of “fresh start” accounting effective July 2, 2005. We chose the date of July 2, 2005 because it corresponded with the end of our second quarter of fiscal 2005. Applying fresh start accounting as of June 21, 2005 versus July 2, 2005 would not have resulted in a material difference to our results of operations or financial condition. As a result of applying fresh start accounting, the Successor’s results of operations for periods after our emergence from bankruptcy are not comparable to the Predecessor’s results of operations for periods prior to our emergence from bankruptcy. Significant differences resulting from our application of fresh start accounting are included in the discussion below. Additionally, in February 2005 we announced our plan to discontinue operating our “Eddie Bauer Home” business. The decision to close the Eddie Bauer Home stores was made in order to allow us to refocus our efforts on our primary retail business of selling apparel and accessories. Our Eddie Bauer Home store inventories were liquidated by discounting the merchandise in the Eddie Bauer Home stores and through our Internet site. All store locations were closed by September 2005. The results of our Eddie Bauer Home business are reflected as Discontinued Operations, net of tax, for all periods presented.
     When compared to periods prior to our emergence from bankruptcy and our corresponding adoption of fresh start accounting, our gross margins and profitability will be negatively impacted by higher costs associated with being a stand-alone company, increased depreciation and amortization related to fair value adjustments we recorded related to our property and equipment and intangible assets, and increased interest expense.

     Three and Six Months Ended July 1, 2006 Compared to Three and Six Months Ended July 2, 2005
     The following financial information reflects our results of operations for the three and six months ended July 1, 2006 and July 2, 2005:

	Successor	Predecessor		Successor	Predecessor
	Three	Three		Six	Six
	Months ended	Months ended		Months ended	Months ended
	July 1, 2006	July 2, 2005	Change	July 1, 2006	July 2, 2005	Change
	($ in thousands except earnings per share)
	(Unaudited)	(Unaudited)		(Unaudited)	(Audited)
Statement of Operations Information:

Net sales and other revenues	$225,742	$243,793	$(18,051)	$420,243	$465,723	$(45,480)
Costs of sales, including buying and occupancy	131,930	130,438	1,492	263,890	259,536	4,354
Selling, general and administrative expenses	96,574	92,487	4,087	192,895	185,225	7,670

Total operating expenses	228,504	222,925	5,579	456,785	444,761	12,024
Operating income (loss)	(2,762)	20,868	(23,630)	(36,542)	20,962	(57,504)
Interest expense	(6,492)	(699)	(5,793)	(12,240)	(761)	(11,479)
Other income (expense)	569	—	569	1,535	—	1,535
Equity in earnings (losses) of foreign joint ventures	(704)	1,205	(1,909)	(1,100)	(95)	(1,005)

Income (loss) from continuing operations before reorganization items and income tax expense	(9,389)	21,374	(30,763)	(48,347)	20,106	(68,453)
Gain on discharge of liabilities	—	(107,559)	107,559	—	(107,559)	107,559
Reorganization costs and expenses, net	—	7,871	(7,871)	—	13,686	(13,686)

Income (loss) from continuing operations before income tax expense	(9,389)	121,062	(130,451)	(48,347)	113,979	(162,326)
Income tax expense	32,591	50,918	(18,327)	28,670	50,402	(21,732)

Income (loss) from continuing operations	(41,980)	70,144	(112,124)	(77,017)	63,577	(140,594)
Loss from discontinued operations, net of tax	—	(609)	609	(534)	(2,661)	2,127

Net income (loss)	$(41,980)	$69,535	$(111,515)	$(77,551)	$60,916	$(138,467)

Basic and Diluted Earnings Per Share Information:

Loss from continuing operations per share	$(1.40)	n/a	n/a	$(2.57)	n/a	n/a
Loss from discontinued operations per share	$—	n/a	n/a	$(0.02)	n/a	n/a
Net loss per share	$(1.40)	n/a	n/a	$(2.59)	n/a	n/a
Weighted average shares used to complete basic and diluted earnings per share	29,991,684	n/a	n/a	29,991,684	n/a	n/a

Operating Information:

Percentage increase (decrease) in comparable store sales	(5.9)%	3.7%	n/a	(7.7)%	3.4%	n/a
Number of retail stores:
Open at beginning of period	265	281	n/a	292	304	n/a
Opened during the period	3	—	n/a	3	—	n/a
Closed during the period	1	2	n/a	28	25	n/a
Open at the end of the period	267	279	n/a	267	279	n/a

Number of outlet stores:
Open at beginning of period	108	100	n/a	108	101	n/a
Opened during the period	1	3	n/a	1	3	n/a
Closed during the period	1	—	n/a	1	1	n/a
Open at the end of the period	108	103	n/a	108	103	n/a

Gross margin	$79,699	$98,966	$(19,267)	$128,309	$176,478	$(48,169)
Gross margin %	37.7%	43.1%	(5.4%)	32.7%	40.5%	(7.8%)

Capital expenditures	$11,976	$5,372	$6,604	$18,924	$8,641	$10,283
Depreciation and amortization	$13,691	$8,032	$5,659	$27,506	$16,171	$11,335

Revenues
     Total revenues for the three and six months ended July 1, 2006 were $225.7 million and $420.2 million, respectively. Total revenues for the three months ended July 1, 2006 included $211.6 million of net merchandise sales, $8.6 million of shipping revenues, $3.8 million of licensing revenues, $1.6 million of foreign royalty revenues and $0.1 million of other revenues. Our total revenues for the three months ended July 1, 2006 decreased $18.1 million, or 7.4% from the prior year, and included a $17.8 million decline in our net merchandise sales, a $0.7 million, or 7.4%, decrease in our shipping revenues resulting from the 2.9% decline in sales in our direct channel, a $0.2 million decrease in other revenues and a $0.6 million increase in our licensing revenues. Total revenues for the six months ended July 1, 2006 included $392.2 million of net merchandise sales, $16.7 million of shipping revenues, $7.8 million of licensing revenues, $3.2 million of foreign royalty revenues and $0.3 million of other revenues. Our total revenues for the six months ended July 1, 2006 decreased $45.5 million, or 9.8% from the prior year, and included a $43.8 million decline in our net merchandise sales, a $1.9 million, or 10.1%, decrease in our shipping revenues resulting from the 8.1% decline in sales in our direct channel, a $0.3 million decrease in other revenues and a $0.5 million increase in our licensing and foreign joint venture royalty revenues.
     Net merchandise sales for the three months ended July 1, 2006 of $211.6 million included $153.8 million of sales from our retail and outlet stores and $57.8 million of sales from our direct channel. The $17.8 million, or 7.7%, decrease in net merchandise sales versus the prior year period included a $16.0 million decrease in net sales from our retail and outlet stores and a $1.8 million decrease in our direct sales. Net merchandise sales for the six months ended July 1, 2006 of $392.2 million included $279.7 million of sales from our retail and outlet stores and $112.5 million of sales from our direct channel. The $43.8 million, or 10.0%, decrease in net merchandise sales versus the prior year period included a $33.8 million decrease in net sales from our retail and outlet stores and a $9.9 million decrease in our direct sales. Non-comparable store sales, which includes sales associated with new, closed and non-comparable remodeled stores, declined $8.1 million and $15.1 million for the three and six months ended July 1, 2006, respectively. The decline in retail and outlet sales, as well as our direct channel, was primarily due to a continuation of the trend we saw in the third and fourth quarters of fiscal 2005 and first quarter of 2006. This trend was a result of weak customer demand due to poor customer reaction to the significant changes in the merchandise collection introduced in the fall of fiscal 2005. As discussed above, management is taking actions to design, source and merchandise products intended to re-capture the interest of our core customer and reverse the downward sales trends. These actions, which began during the fourth quarter of 2005, were undertaken after such customer reaction was known and they continue to be implemented through mid-2006. However, because of the lengthy lead times associated with product design and sourcing and the catalog production cycle, we expect that the impact of these correction initiatives will be initially reflected in the financial statements in the second half of fiscal 2006. Merchandise sales from our retail and outlet stores also declined for both periods due to fewer stores open during the first and second quarters of 2006 (373 and 375 total retail and outlet stores at the end of the first and second quarters of 2006, respectively) versus the first and second quarters of 2005 (381 and 382 total retail and outlet stores at the end of the first and second quarters of 2005, respectively). Comparable store sales declined 5.9%, or $7.9 million, and 7.7%, or $18.7 million for the three and six months ended July 1, 2006, respectively.
Gross margin and gross margin %
     Our gross margin equals net merchandise sales less costs of sales and totaled $79.7 million and $128.3 million for the three and six months ended July 1, 2006, respectively, representing decreases of $19.3 million and $48.2 million versus the three and six months ended July 2, 2005, respectively. Gross margin percentages for the three and six months ended July 1, 2006 declined to 37.7% and 32.7%, respectively, down from gross margin percentages of 43.1% and 40.5% for the three and six months ended July 2, 2005, respectively, due primarily to decreased net merchandise sales on fixed costs.
     We record our warehousing and distribution expenses (excluding occupancy costs related to our warehouses) and shipping costs within selling, general and administrative expenses, and as a result, our gross margin and gross margin percentages may not be comparable to those of other retailers. Our warehousing and distribution expenses reflected in selling, general and administrative expenses for the three and six months ended July 1, 2006 were $7.2 million and $15.9 million, respectively. Our warehousing and distribution expenses reflected in selling, general and administrative expenses for the three and six months ended July 2, 2005 were $9.6 million and $19.7 million, respectively. Decreases in our warehousing and distribution expenses for both the three and six months ended July 1, 2006 versus the prior year periods were due to the elimination of a leased distribution facility which we closed in October 2005. Our shipping costs reflected in selling, general and administrative expenses for the three and six months ended July 1, 2006 were $5.0 million and $10.2 million, respectively. Our shipping costs reflected in selling, general and administrative expenses for the three and six months ended July 2, 2005 were $4.9 million and $9.6 million, respectively. The increases were due primarily to shipping rate increases.

     Costs of sales for the three months ended July 1, 2006 totaled $131.9 million, which represented an increase of $1.5 million from our costs of sales of $130.4 million for the three months ended July 2, 2005. Costs of sales as a percentage of our net merchandise sales for the three months ended July 1, 2006 were 62.3%, up from 56.9% in the prior year quarter. The increase in our costs of sales for the three months ended July 1, 2006 included amortization expense of $2.3 million associated with the intangible assets we recorded in conjunction with our fresh start accounting upon our emergence from bankruptcy, which resulted in a 1.1 percent decline in our gross margin percentage. Additionally, our occupancy costs increased $2.7 million, which resulted in a 2.5 percent decline in our gross margin percentage. The increase in our occupancy costs included higher amortization of our leasehold improvements of $3.7 million (which included higher amortization associated with the fair value adjustments we recorded in conjunction with our fresh start accounting upon our emergence from bankruptcy), partially offset by decreases of approximately $0.9 million and $0.4 million, respectively, related to rent expenses and real estate and property taxes due to fewer stores open during the current year. Our merchandise costs for the first quarter of 2006 declined approximately $3.9 million. Although our merchandise costs declined versus the prior year quarter, these costs increased as a percentage of our net merchandise sales and therefore contributed to a 1.5 percentage point decline in our gross margin percentage for the three months ended July 2, 2005 versus the prior year quarter, primarily as a result of higher levels of markdowns taken in order to drive merchandise sales.
     Costs of sales for the six months ended July 1, 2006 totaled $263.9 million, which represented an increase of $4.4 million from our costs of sales of $259.5 million for the six months ended July 2, 2005. Costs of sales as a percentage of our net merchandise sales for the six months ended July 1, 2006 were 67.3%, up from 59.5% in the prior year period. The increase in our costs of sales for the six months ended July 1, 2006 included amortization expense of $4.7 million associated with the intangible assets we recorded in conjunction with our fresh start accounting upon our emergence from bankruptcy, which resulted in a 1.2 percent decline in our gross margin percentage. Additionally, our occupancy costs increased $6.9 million, which resulted in a 3.5 percent decline in our gross margin percentage. The increase in our occupancy costs included higher amortization of our leasehold improvements of $8.2 million (which included higher amortization associated with the fair value adjustments we recorded in conjunction with our fresh start accounting upon our emergence from bankruptcy), partially offset by decreases of approximately $0.8 million and $0.5 million, respectively, related to rent expenses and real estate and property taxes due to fewer stores open during the current year. Our merchandise costs for the six months ended July 1, 2006 declined approximately $7.8 million. Although our merchandise costs declined versus the prior year period, these costs increased as a percentage of our net merchandise sales and therefore contributed to a 2.6 percentage point decline in our gross margin percentage versus the prior year quarter, primarily as a result of higher levels of markdowns taken in order to drive merchandise sales.
Selling, general and administrative expenses
     SG&A expenses for the three and six months ended July 1, 2006 were $96.6 million and $192.9 million, respectively, representing increases of $4.1 million and $7.7 million, respectively, from the prior year periods. SG&A expenses as a percentage of net merchandise sales for the three and six months ended July 1, 2006 were 45.6% and 49.2%, respectively, up from 40.3% and 42.5%, respectively, in the prior year periods. The increase in SG&A expenses as a percentage of our net merchandise sales for both the second quarter and year-to-date periods reflects the spreading of our fixed costs over our declining sales base. The $4.1 million increase in SG&A expense for the three months ended July 1, 2006 included an approximately $3.2 million increase in professional services fees and legal expenses (resulting from being a stand-alone company), a $3.1 million increase in stock-based compensation expense (none recorded in 2005), and an approximately $1.0 million increase in depreciation expense, including the incremental impact associated with the fair value adjustments to property and equipment in conjunction with our emergence from bankruptcy. Additionally, the three months ended July 2, 2005 included a $2.4 million credit associated with adjustments related to pre-bankruptcy petition claims. Offsetting these increases was an approximately $3.1 million decrease in incentive-related expenses and an approximately $2.8 million decrease in expenses, including capitalized overhead costs, related to our distribution facility due to the elimination of the leased distribution facility which we closed in October 2005.
     The $7.7 million increase in SG&A expense for the six months ended July 1, 2006 included an approximately $5.6 million increase in professional services fees and legal expenses (resulting from being a stand-alone company), a $6.4 million increase in stock-based compensation expense (none recorded in 2005), and an approximately $2.6 million increase in depreciation expense, including the incremental impact associated with the fair value adjustments to property and equipment in conjunction with our emergence from bankruptcy. Additionally, the six months ended July 2, 2005 included a $2.4 million credit associated with adjustments related to pre-bankruptcy petition claims. Offsetting these increases was an approximately $6.1 million decrease in incentive-related expenses and an approximately $3.4 million decrease in expenses related to our distribution facility due to the elimination of the leased distribution facility which we closed in October 2005.

Equity in earnings (losses) of foreign joint ventures
     Equity losses of foreign joint ventures for the three and six months ended July 1, 2006 were $0.7 million and $1.1 million, respectively. Equity losses for the three and six months ended July 1, 2006 included losses related to Eddie Bauer Germany of $0.9 million and $1.5 million, respectively. Our German joint venture continued to experience weak retail sales due partially to a continued poor apparel retail market in Germany and due to the continued failure of the Eddie Bauer brand to significantly drive German customer traffic and sales. Equity losses for the three and six months ended July 1, 2006 included earnings related to Eddie Bauer Japan of $0.2 million and $0.4 million, respectively. For the three and six months ended July 2, 2005, we recorded earnings of $1.2 million and equity losses of $0.1 million, respectively. Equity losses for the three and six months ended July 2, 2005 included earnings of $0.3 million and losses of $0.7 million, respectively, related to Eddie Bauer Germany. Equity losses for the three and six months ended July 2, 2005 included earnings from Eddie Bauer Japan of $0.9 million and $0.6 million, respectively.
Interest expense
     Interest expense for the three and six months ended July 1, 2006 was $6.5 million and $12.2 million, respectively. Interest expense for both the three and six months ended July 1, 2006 included interest expense associated with our $300 million senior secured term loan that we entered into upon our emergence from bankruptcy, including the impact of the increase in our interest rate as a result of the term loan amendment we entered into in April 2006. In April 2006, in view of our expectation that we would not meet certain financial covenants contained within the term loan agreement, and to provide us with additional flexibility to pursue our turnaround strategy, we amended certain provisions of the term loan relating primarily to financial covenant ratios and operational covenants, including capital expenditures, permitted collateral sales and store openings/closings. Interest on the amended loan is calculated as the greater of prime or the federal funds effective rate plus one half of one percent plus 2.50% to 3.25% in the case of a base rate loan, or LIBOR plus 3.50% to 4.25% in the case of Eurodollar loans. Effective July 1, 2006, our interest rate under the amended term loan included a LIBOR rate of 5.35% plus a margin of 4.25%, for a total interest rate of 9.60%. Interest expense for both the three and six months ended July 1, 2006 also included the impact of the interest rate swap we entered into during the fourth quarter of fiscal 2005. See further description of the interest requirements on the term loan and the interest rate swap within “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below. Additionally, interest expense for the three and six months ended July 1, 2006 included $0.2 million and $0.3 million, respectively, of interest expense associated with our short-term revolving credit facility.
     Interest expense for the three and six months ended July 2, 2005 was $0.7 million and $0.8 million, respectively, and included interest expense associated with our intercompany debt to our former parent, Spiegel.
Other income (expense)
     Other income for the three and six months ended July 1, 2006 totaled $0.6 million and $1.5 million, respectively. Other income for the three months ended July 1, 2006 included $0.5 million of income associated with the net accretion on the receivables and liabilities associated with our securitization interests, $0.2 million of interest income and other expense of $0.1 million related to the ineffective portion of our interest rate swap. Other income for the six months ended July 1, 2006 included $0.9 million of income associated with the net accretion on the receivables and liabilities associated with our securitization interests and $0.6 million of interest income. We recorded no other income (expense) for the three and six months ended July 2, 2005.
Income tax expense
     Income tax expense for the three and six months ended July 1, 2006 was $32,591 and $28,670, respectively, which included $23,462 of expense in the second quarter associated with the increase in our valuation allowance related to our NOLs. During the second quarter of 2006, we reassessed our long-range plan, which resulted in a decrease in taxable income during 2006 and 2007. Due to the projected decreases in our taxable income during 2006 and 2007, which represent the periods prior to the effective date of restrictions under the Internal Revenue Code’s Section 382 for NOL utilization, we projected that a larger amount of our NOLs will expire and go unused. Excluding the impact of the income tax expense associated with our valuation allowance increase, our income tax expense for the six months ended July 1, 2006 was $5,208, which primarily included income tax expense associated with our taxable income for our Canadian operations and tax expense associated with non-deductible foreign tax credits. We recognized no income tax benefit on the losses related to our U.S. operations as the tax benefits would increase our NOLs, which would require a full valuation allowance.
     Income tax expense for the three and six months ended July 2, 2005 was $50,918 and $50,402, respectively, representing effective tax rates of 42.1% and 44.2%, respectively. The effective tax rates for both the three and six months ended July 2, 2005 were higher than our U.S. statutory rate primarily due to non-deductible reorganization expenses recorded related to our bankruptcy proceedings for which no tax benefit was recorded and taxable income associated with our Canadian operations which has a higher effective tax rate than our U.S. operations.
     On May 25, 2006, we announced that we intend to explore strategic alternatives to increase stockholder value, including among others, a possible sale of the Company. These alternatives could possibly impact the realizability of our deferred tax assets related to the NOLs, however given the preliminary nature of the process, we are unable to determine the impact at this time.

Liquidity and Capital Resources
     Cash Flow Analysis
     Six Months ended July 1, 2006 Compared to Six Months ended July 2, 2005

	Successor	Predecessor
	Six Months	Six Months
	Ended	Ended
	July 1, 2006	July 2, 2005
	($ in thousands)
Cash flow data:
Net cash used in operating activities	$(29,082)	$(45,371)
Net cash used in investing activities	$(18,562)	$(9,285)
Net cash provided by (used in) financing activities	$(21,136)	$66,412
     Net cash used in operating activities
     Net cash used in operating activities for the six months ended July 1, 2006 totaled $29.1 million, compared to $45.4 million for the six months ended July 2, 2005. The reduction in the use of cash for our operating activities resulted primarily from a $17.6 million decrease in use of cash related to our working capital and cash reorganization expenses of $9.7 million during the six months ended July 2, 2005, partially offset by an $8.4 million decrease in the cash generated from our discontinued operations.
     Changes in our working capital for the six months ended July 1, 2006 resulted in a $14.0 million use of cash versus a $31.7 million use of cash during the six months ended July 2, 2005. The lower use of cash during the first half of 2006 primarily resulted from a $25.9 million reduction in our accrued expenses, which was primarily driven by decreases in our net merchandise sales and use taxes payable, deferred revenues, and allowances for sales returns of $5.5 million, $4.4 million and $7.0 million, respectively. These decreases reflect the seasonality of our merchandise sales as the sales during the first half of each year are typically less than the second half of the year which are driven by holiday-related sales. These decreases also reflect the overall decline in our merchandise sales. Additionally, our payroll and benefit related liabilities decreased $8.1 million primarily due to the payment of prior year bonuses during the second quarter of 2006. Partially offsetting the decrease in our accrued expenses during the first half of 2006 was an increase in operating cash of $7.9 million related to a decline in our accounts receivable, primarily related to our credit card and vendor receivables which also reflects the seasonality of our merchandise sales, and a $4.7 million decrease in our inventory levels.
     The $31.7 million of cash for working capital during the six months ended July 2, 2005 was driven by a $13.9 million reduction in our accrued expenses, similar to the declines experienced during the first half of 2006 related to our sales and use tax accruals, deferred revenues and allowances for sales returns, a $17.4 million decrease in our liabilities subject to compromise as a result of our pre-petition claims reconciliation process and an $8.1 million reduction in our deferred rent liability. These reductions in operating cash were partially offset by cash generated of $5.4 million and $4.8 million related to our accounts receivable and inventory balances, respectively, driven by the seasonality of our merchandise sales and timing of inventory payments.
     Net cash used in investing activities
     Net cash used in investing activities for the six months ended July 1, 2006 totaled $18.6 million, which included capital expenditures of $18.9 million, primarily related to store remodeling costs. Net cash used in investing activities for the six months ended July 2, 2005 totaled $9.3 million, which included $8.6 million of capital expenditures related to our continuing operations, consisting primarily of expenditures for new stores, store remodels and costs incurred to consolidate our distribution facilities, and $0.9 million of capital expenditures related to our discontinued operations.
     Net cash provided by (used in) financing activities
     Net cash used in financing activities for the six months ended July 1, 2006 totaled $21.1 million compared to $66.4 million of cash generated from financing activities for the six months ended July 2, 2005. The net cash used in financing activities for the six months ended July 1, 2006 included $22.5 million of repayments of our senior term loan, including the $21.0 million of excess cash flow as of December 31, 2005 which we repaid in April 2006. Additionally, net cash used in financing activities for the six months ended July 1, 2006 included $5.2 million of cash used related to the decrease in our bank overdrafts, partially offset by $6.5 million of net proceeds from short-term borrowings under our revolving credit facility. Net cash provided by financing activities for the six months ended July 2, 2005 primarily included $65.7 million of borrowings from our former parent, Spiegel, and $0.8 million of cash generated from an increase in our bank overdrafts.

Sources of Liquidity
     As of July 1, 2006, we had cash balances of $6.6 million, compared to $74.2 million as of December 31, 2005. Our primary source of cash is the cash generated from our operations and borrowings under our revolving credit facility. As a result of continued weak sales and the seasonality of our merchandise sales and related profits, we expect to utilize borrowings under our revolving credit facility to fund our cash requirements in the third and fourth quarters of 2006. However, our ability to fund our capital requirements will be greatly reduced if we are no longer in compliance with the covenants under our credit agreements and cannot amend or obtain waivers to any covenants we violate. In addition, if sales and operating cash flow do not improve from the recent disappointing levels, we may not have sufficient capital resources to fund our operating plan. If we are unsuccessful in improving operating cash flow or if operating cash flow further deteriorates, we would need to seek additional sources of liquidity through the sale of assets or the sale and issuance of new debt or equity securities. There can be no assurance that we would be successful in issuing such securities at attractive prices, or borrowing additional funds at reasonable rates of interest. We may from time to time consider these or other various financing alternatives in any event. In addition, our recent announcement that we are evaluating strategic alternatives, including the potential sale of the company, may impact our need for, or the availability of, financing. For example, in the event we need to seek additional sources of liquidity, potential lenders may be unwilling to advance funds until the uncertainty about our future is resolved. In addition, the nature of the strategic transaction, if any, could affect the availability of financing or result in the retirement of the term loan or credit facility which would impact our liquidity.
     Senior Secured Revolving Credit Facility
     On June 21, 2005, Eddie Bauer, Inc. entered into a loan and security agreement with Bank of America, N.A., General Electric Capital Corporation and The CIT Group/ Business Credit, Inc. The senior secured revolving credit facility is comprised of a revolving line of credit consisting of revolving loans and letters of credit up to $150 million to fund working capital needs. In April 2006, we obtained waivers from the lenders for certain defaults and events of default under the revolving credit facility relating primarily to previously due financial and business reports and, in connection with name changes of two subsidiaries, the perfection of security interests in collateral and notice requirements.
     Advances under the revolving credit facility may not exceed a borrowing base equal to various percentages of our eligible accounts receivable balances and eligible inventory, less specified reserves. The revolving credit facility is secured by a first lien on our inventory and certain accounts receivable balances and by a second lien on all of our other assets other than our Groveport facility. The revolving credit facility is guaranteed by Eddie Bauer Holdings and certain subsidiaries of Eddie Bauer, Inc. (EBFS, EBIT and Eddie Bauer Services, LLC). Our availability under the revolving credit facility was $89.7 million as of July 1, 2006. As of July 1, 2006, we had $7.1 million of letters of credit outstanding and $6.5 million drawn under the revolving credit facility.
     Borrowings under the revolving credit facility bear interest at:
•	LIBOR plus 1.25% if the average aggregate outstanding (based upon the preceding calendar month) is less than $75 million; or

•	LIBOR plus 1.50% if the average aggregate outstanding is greater than or equal to $75 million.
     In addition, we are required to pay an unused commitment fee of 0.25% per annum on the unused amount, plus a letter of credit fee. The revolving credit facility is scheduled to terminate on June 21, 2010.
     The agreement requires that at any time the availability under the agreement is less than 10% of the maximum revolver available, we are required to maintain a consolidated fixed charge coverage ratio of at least 1.25:1.00. The agreement also limits our capital expenditures to $50 million in 2005, $60 million in 2006, 2007, and 2008, and $70 million in 2009 and 2010. Finally, there are additional covenants that restrict us from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in our capital stock; from entering into certain guarantees; from incurring debt beyond what is specified within the agreement; and other customary covenants. As of July 1, 2006, our most recent quarterly compliance reporting date, we were in compliance with the covenants under the credit facility.
     Senior Secured Term Loan
     On June 21, 2005, Eddie Bauer, Inc. entered into a $300 million senior secured term loan agreement with various lenders, with JPMorgan Chase, N.A. as administrative agent. In accordance with the term loan agreement, we are required to repay $750,000 on a quarterly basis from September 30, 2005 through March 31, 2011, with the remaining balance due upon maturity of the loan on June 21, 2011. In April 2006, in view of our expectation that we would not meet certain financial covenants contained in the term loan agreement for the first quarter of 2006 and subsequent quarters, and to provide us with additional flexibility to pursue our turnaround strategy, we amended certain provisions of the term loan relating primarily to financial covenant ratios and operational covenants (including capital expenditures, permitted collateral sales and store openings/closings). The following description gives effect to this amendment.

     The term loan agreement includes mandatory prepayment provisions, including a requirement that 50% (reduced to 25% if our consolidated leverage ratio on the last day of the relevant fiscal year is not greater than 1.75 to 1.00) of any excess cash flows, as defined in the agreement and measured on an annual basis beginning December 31, 2005, be applied to repayment of the loan. The amount of such excess cash flows for the fiscal year ended December 31, 2005 required to be repaid was $21.0 million and such amount has been included within current portion of long-term debt on our consolidated balance sheet as of December 31, 2005. Payment of the $21.0 million of excess cash flows was made on April 7, 2006. The term loan is secured by a first lien on certain of our real estate assets and trademarks and by a second lien on all of our other assets.
     Interest on the loan is calculated as the greater of the prime rate or the federal funds effective rate plus one-half of one percent plus 2.50% to 3.25% in the case of a base rate loan, or LIBOR plus 3.50% to 4.25% in the case of Eurodollar loans, based upon our corporate credit rating issued from time-to -time by Moody’s and Standard & Poor’s, provided that interest on the loan will be increased by 0.50% until the date that the aggregate principal amount of the loans outstanding is less than $225 million as a result of asset sales or voluntary prepayments from operating cash flow. On July 1, 2006, our interest rate under the amended term loan included a LIBOR rate of 5.35% plus a margin of 4.25%, for a total interest rate of 9.60%. The interest rate on our term loan is reset on a monthly basis. Interest is payable quarterly on the last day of each March, June, September and December for base rate loans. For Eurodollar loans having an interest period of three months or less, the last day of such interest period, or for Eurodollar loans having an interest period of longer than three months, each day that is three months after the first day of such interest period. The agreement required us to enter into interest rate swap agreements such that at least 50% of the aggregate principal amount of the outstanding loan is subject to either a fixed interest rate or interest rate protection for a period of not less than three years. See below for a discussion of the interest rate swap agreement we entered into in October 2005.
     Under the agreement, as amended, our consolidated leverage ratio, calculated on a trailing 12-month basis, must be less than:
•	4.25 to 1.00 for the fiscal quarter ended March 31, 2006;

•	5.25 to 1.00 for the next three fiscal quarters;

•	4.00 to 1.00 for the fiscal quarter ending March 31, 2007;

•	2.50 to 1.00 for the next three fiscal quarters; and

•	thereafter being reduced on a graduated basis to 1.50 to 1.00 at March 31, 2009.
     In addition, our consolidated fixed charge coverage ratio, calculated on a trailing 12-month basis, must be greater than:
•	1.10 to 1.00 for the fiscal quarter ended March 31, 2006;

•	0.95 to 1.00 for the fiscal quarter ending June 30, 2006;

•	0.90 to 1.00 for the fiscal quarter ending September 30, 2006;

•	0.95 to 1.00 for the fiscal quarter ending December 31, 2006;

•	0.975 to 1.00 for the fiscal quarter ending March 31, 2007; and

•	thereafter increasing to 1.50 to 1.00 for the quarters ending June 30, 2007 through June 30, 2011.
     In addition to the financial covenants, the agreement limits our capital expenditures (net of landlord contributions) to $36 million in 2006, $45 million in 2007, $60 million in 2008, and $70 million in 2009, 2010 and 2011. Finally, there are additional covenants that restrict us from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in our capital stock; from entering into certain guarantees; from incurring debt beyond what is specified within the agreement; and other customary covenants. In April 2006, in connection with the term loan amendment, we obtained waivers from the lenders for certain defaults and events of default under the term loan relating primarily to previously due financial and business reports and, in connection with name changes of two subsidiaries, the perfection of security interests in collateral and notice requirements. As a result of the term loan amendment, the interest rates were increased by 1.50% over what the prior agreement required, which rates will be reduced by 0.50% when the term loan balance is reduced below $225 million as a result of asset sales or voluntary prepayments from operating cash flow. As of July 1, 2006, our most recent quarterly compliance reporting date, we were in compliance with the covenants under the amended term loan agreement. If our Fall/ Holiday 2006 product offerings are not well received by consumers or our business otherwise deteriorates, we may not be able to comply with our covenants in the future. In addition, the covenant relief we obtained as a result of the April 2006 amendment will expire after the first quarter of 2007 resulting in the reestablishment of the original terms related to the financial covenants.

     Interest Rate Swap Agreement
     In accordance with the requirements of our term loan, in October 2005, we entered into an interest rate swap agreement with a total notional value of $150 million, or 50% of the outstanding amount under our term loan as of that date. The interest rate swap agreement effectively converts 50% of the outstanding amount under our term loan, which is floating-rate debt to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 4.665% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The interest rate swap agreement terminates in conjunction with the termination of the term loan in June 2011.
     Upon entering into the interest rate swap agreement, we did not contemporaneously designate the interest rate swap as a cash flow hedge of 50% of our senior term loan. We reassessed our hedging strategy and, in accordance with SFAS No. 133, we designated the interest rate swap as a cash flow hedge of 50% of our senior secured term loan effective January 1, 2006. No portion of the interest rate swap was excluded from the assessment of the hedge’s effectiveness. Because all critical terms of the derivative hedging instrument and the hedged forecasted transaction were not identical, the interest rate swap does not qualify for the “shortcut method” as defined in SFAS No. 133. On a quarterly basis, we will assess and measure the effectiveness of the cash flow hedge using the hypothetical derivative method. In performing our assessment, as of July 1, 2006, the fair value of the interest rate swap was estimated to be $5.4 million and changes in cash flows of the actual derivative hedging instrument were within 80 to 125 percent of the opposite change in the cash flows of the hypothetical derivative instrument and therefore we concluded that the hedge was highly effective. Accordingly, we recorded the effective portion of the cash flow hedge, which totaled $4.6 million as of July 1, 2006 within other comprehensive income on our balance sheet and recorded the ineffective portion, which totaled $0.1 million as of July 1, 2006 within other expense in our statement of operations.
Financial Condition
     At July 1, 2006 Compared to December 31, 2005
     Our total assets were $1,047.4 million as of July 1, 2006, down $105.8 million, or 9.2% from December 31, 2005. Current assets as of July 1, 2006 were $285.1 million, down $53.7 million from $338.8 million as of December 31, 2005. The decline in our current assets was driven by a $67.6 million decrease in our cash and cash equivalents (see further discussion above under “Liquidity and Capital Resources — Cash Flow Analysis”) and a $7.8 million decrease in our net accounts receivable, driven primarily by declines in our credit card receivables and vendor receivables. These decreases were partially offset by a $28.7 million increase in our current receivables related to our securitization interests (although we are only entitled to 10% of these receivables). In total, our receivables related to our securitization interests (both current and non-current) increased $9.3 million, which represented the accretion income for the six months ended July 1, 2006. We received no collections related to these receivables during the first half of 2006. Additionally, there was no adjustment recorded during the six months ended July 1, 2006 related to the collectibility of the net receivables associated with our securitization interests. We expect collections related to the securitization interests to begin in the fourth quarter of 2006.
     Non-current assets as of July 1, 2006 were $762.4 million, down $52.1 million from $814.5 million as of December 31, 2005. The declines in our non-current assets were driven by reductions in our non-current receivables related to our securitization interests (as discussed above) and non-current deferred tax assets, as well as declines in our property and equipment and other intangibles assets driven by the depreciation and amortization recorded during the six months ended July 1, 2006. The decrease in our non-current deferred tax assets resulted primarily from the $23.5 million increase in our tax valuation allowance recorded during the second quarter. These declines were partially offset by a $5.2 million increase in other assets, which included a $4.6 million increase in the fair value of our interest rate swap.
     Our total liabilities were $569.5 million as of July 1, 2006, down $38.7 million, or 6.4%, from December 31, 2005. Current liabilities as of July 1, 2006 were $213.3 million, down $19.1 million from $231.5 million as of December 31, 2005. The decline in our current liabilities was driven by decreases in the current portion of our long-term debt, accounts payable and accrued expenses. The current portion of our long-term debt declined from $24.0 million as of December 31, 2005 to $3.0 million as of July 1, 2006 as a result of the $21.0 million payment we made in April 2006 related to our excess cash flow, in accordance with the terms of our senior term loan. The $26.2 million decline in our accrued expenses since December 31, 2005 included a $5.5 million decrease in our sales and use taxes, a $4.4 million decrease in our deferred revenues and a $7.0 million decrease in our sales return allowance, all of which were primarily the result of the seasonality of our merchandise sales. Additionally, the decline in our accrued expenses included an $8.1 million decrease in our payroll and benefits related accruals, primarily due to the payment of prior year bonuses during the second quarter. These declines were partially offset by a $25.8 million increase in our current liabilities related to our securitization interests and a $6.5 million increase in our short term borrowings. Our total liabilities (current and non-current) related to our securitization interests increased $8.4 million. The accretion of the liabilities related to our securitization interests was recorded at an amount equal to 90% of the accretion of the receivables related to our securitization interests discussed above.

     Non-current liabilities as of July 1, 2006 were $357.2 million, down $19.5 million from $376.8 million as of December 31, 2005. The decrease in our non-current liabilities resulted primarily from the decrease in our non-current liabilities related to our securitization interests discussed above.
     Our stockholders’ equity as of July 1, 2006 totaled $477.9 million, down $67.1 million from December 31, 2005, driven primarily by our net loss recorded for the six months ended July 1, 2006.
Capital Requirements
     Our primary capital requirements for fiscal 2006 are to fund growth in working capital to support anticipated merchandise sales increases; capital expenditures to open new stores and refurbish existing stores; upgrade and maintain our distribution center and information technology systems; and to make interest and principal payments on our debt. We anticipate that our capital expenditures for 2006 will be approximately $43 million, of which approximately 80% relates to opening and remodeling of stores in accordance with our plans to realign our stores. Approximately $9 million of the capital expenditures related to opening new stores will be funded by our landlords, resulting in net capital expenditures of approximately $34 million.
     Our liquidity levels and the need to fund our cash requirements through the use of our revolving credit facility will be driven by our net sales and profitability levels, changes in our working capital, the timing of our capital expenditures and by higher interest payments as a result of the amendment to our term loan that we executed in April 2006 as discussed above. Cash generated from our net sales and profitability, and somewhat to a lesser extent our changes in working capital, are impacted by the seasonality of our business, with a disproportionate amount of net merchandise sales and operating cash flows occurring in the fourth quarter of each year. Additionally, cash generated from our net sales and profitability are impacted by the levels of and timing of mark-downs that we take in order to drive sales. Seasonality also impacts the levels of our working capital, in that we typically experience higher levels of net accounts receivables and sales driven accrued expenses, such as sales and use taxes, sales allowances, and deferred revenues during the fourth quarter of each year. Conversely, we typically experience a decline in both our net accounts receivable and sales driven accrued expenses during the first and second quarters of each year. Additionally, we normally increase our inventory levels during the third quarter in anticipation of higher sales during the third and fourth quarters.
     We do not anticipate significant cash requirements for U.S. federal income tax payments during 2006 or 2007 due to existing, unutilized net operating loss carryforwards we assumed when Spiegel transferred ownership of its subsidiaries, FSAC and SAC, to us. We do not anticipate paying any dividends on our common stock in the foreseeable future. In addition, covenants in our financing facilities restrict our ability to pay dividends and may prohibit certain other payments.
Contractual Obligations
     Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact our short and long–term liquidity and capital resource needs. A table representing the scheduled maturities of our contractual obligations as of December 31, 2005 was included under the heading “Contractual Obligations” on page 76 of Amendment No. 1 to our registration statement on Form 10 filed with the Securities and Exchange Commission on June 27, 2006. The only significant change in our contractual obligations since December 31, 2005, other than those which occur in the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations) resulted from the amendment we executed during April 2006 related to our senior term loan. As discussed above, the interest rate on our term loan increased as a result of the amendment. Taking into consideration the amendment and our interest rate swap, interest payments on our senior term loan are anticipated to be $25.9 million during 2006, $48.5 million during 2007-2008, $42.1 million during 2090-2010, and $8.3 million thereafter, for total interest payments as of December 31, 2005 of $124.8 million.
     In addition to the above contractual obligations, we had $7.1 million of letters of credit outstanding as of July 1, 2006. Merchandise vendor letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Stand-by letters of credit support worker’s compensation insurance, import customs bond programs and letters of credit on our new leased corporate headquarters. Vendor payables are recorded on our balance sheet at the time of merchandise title transfer, although letters of credit are generally issued prior to that point in time.

Other Contractual Obligations
Promissory Note
     In conjunction with our emergence from bankruptcy, ownership of FSAC and SAC was transferred to Eddie Bauer Holdings. FSAC and SAC are special-purpose entities created by Spiegel in prior years to accomplish securitizations of certain credit card receivable portfolios and were not parties to the Chapter 11 bankruptcy filing. As of the date of fresh start accounting, FSAC and SAC each owned a securitization interest (the “Securitization Interests,” the “SAC Securitization Interest,” or the “FSAC Securitization Interest,” as applicable) in subordinated amounts that might arise from post-emergence recoveries in certain pre-petition securitization transactions to which Spiegel and its subsidiaries were a party. In addition, in connection with its emergence from bankruptcy proceedings, Eddie Bauer Holdings issued a non-recourse promissory obligation to a liquidating trust (the “Promissory Note”) established for the benefit of the creditors of Spiegel (the “Creditor Trust”) pursuant to which Eddie Bauer Holdings is obligated to pay to the Creditor Trust 90% of any proceeds received by FSAC and SAC in respect of these Securitization Interests. This Promissory Note is payable only from the proceeds (if any) received by Eddie Bauer Holdings in respect of the Securitization Interests.
     Pursuant to a settlement agreement with MBIA Insurance Corporation (a guarantor of payments of the Spiegel Credit Card Master Note Trust, the “Note Trust”), SAC assigned to the MBIA Settlement Trust (the “Settlement Trust”) any rights that SAC had in its seller’s interest, collateral or other interest in the Note Trust as of the effective date. Accordingly, SAC is entitled to receive any residual amount from the Settlement Trust only once the original note holders are paid and certain MBIA expenses and other claims are satisfied. Neither Eddie Bauer Holdings nor SAC control, manage or otherwise exert any influence over the operation, financial policies or performance of either the Note Trust or the Settlement Trust. In addition, neither Eddie Bauer Holdings nor SAC guarantee or are otherwise committed to assure any performance or financial result of the Note Trust or the Settlement Trust. FSAC is not a party to the Note Trust or Settlement Trust.
     As of the fresh start reporting date, we recognized current receivables of $19.9 million related to FSAC and non-current receivables of $130.6 million related to SAC. Additionally, we recognized current liabilities of $17.9 million related to FSAC and non-current liabilities of $117.6 million related to SAC as we are obligated to pay 90% of any proceeds received from the trusts to the Creditor’s Trust. During the fourth quarter, we received payment of the FSAC related receivables and made the corresponding payment to the Creditor Trust. The fair value of the SAC receivables as of the fresh start reporting date was estimated using the discounted present value of the estimated future cash flows. The corresponding liabilities related to the SAC receivables were recorded at an amount equal to 90% of the fair value of the receivables.
     Insurance and Self-insurance
     We use a combination of insurance and self-insurance to cover a number of risks, including worker’s compensation, general liability, property and automobile liability and employee-related health care benefits, a portion of which is reimbursed by the employee. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. We believe that we have taken reasonable steps to ensure that we have adequately accrued for costs incurred related to these programs at July 1, 2006.
     Pension and Other Post-retirement Benefit Obligations
     As established in the Plan of Reorganization, we assumed the Spiegel pension and other post-retirement plans as of the effective date of our emergence from bankruptcy. Prior to our emergence from bankruptcy, our employees participated in these plans and our combined financial statements reflected the expense (benefit) and liabilities associated with the portion of these plans related only to our employees. Accordingly, the liabilities associated with these plans, in addition to those liabilities related to our employees that were already reflected on our combined balance sheet, have been reflected in our consolidated balance sheet as of July 2, 2005, our fresh start reporting date. Our funding obligations and liabilities under the terms of the plans are determined using certain actuarial assumptions, including a discount rate and an expected long-term rate of return on plan assets. These assumptions are reviewed and updated annually at the end of each third quarter, which is the period in which we have elected to use as our annual measurement date.
     We assumed a discount rate of 5.5% for our pension obligation and other post-retirement obligations, as of the September 30, 2005 measurement date based upon an analysis of the Moody’s AA corporate bond rate.

     Our expected long-term rate of return on plan assets assumption for our pension plan was derived from a study conducted by our actuaries and investment managers. The study included a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based upon the most recent study, we have assumed a long-term return of 8.5% related to our pension assets as of the September 30, 2005 measurement date.
     As of September 30, 2005, our most recent measurement date, our estimated unfunded pension obligation was approximately $9.8 million and our estimated unfunded obligation related to the assumed post-retirement benefit plans was $11.0 million. Our contributions to the post-retirement plans, including all employees covered by the plans, are estimated to total $0.9 million for fiscal 2006, of which $0.2 million has been contributed as of July 1, 2006. We made no contributions to the pension plan during 2005 and do not expect to make any contributions in 2006.
     Off-Balance Sheet Arrangements
     As of July 1, 2006, we had $7.1 million in outstanding letters of credit discussed above. We had no other off-balance sheet financing arrangements as of July 1, 2006.
Seasonality
     Historically, our operations have been seasonal, with a disproportionate amount of net merchandise sales occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season. During fiscal 2005, the fourth fiscal quarter accounted for approximately 36% of our revenues. As a result of this seasonality, any factors negatively affecting us during the fourth fiscal quarter of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. The impact of seasonality on results of operations is more pronounced as a result of the level of fixed costs such as occupancy and overhead expenses that do not vary with sales. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net merchandise sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions. Accordingly, results for the individual quarters are not necessarily indicative of the results to be expected for the entire fiscal year.
Critical Accounting Policies and Estimates
     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the periods reported. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.
     There are certain estimates that we believe require significant judgment in the preparation of our financial statements. We consider an accounting estimate to be critical if:
•	It requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate; and

•	Changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations.
     There have been no changes to our critical accounting policies and estimates as disclosed in Amendment No. 1 to our registration statement on Form 10 filed on June 27, 2006.
Inflation
     The rate of inflation over the past several years has not had a significant impact on our sales or profitability.
Recent Accounting Pronouncements
     See Note 4 to our interim financial statements for a discussion of recent accounting pronouncements.
Related Party Transactions
     See Notes 15 and 16 to our interim financial statements for a discussion of related party transactions.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary exposures to market risk relate to interest rates and foreign exchange rates. We use certain derivative financial instruments, primarily interest rate swaps, to manage our interest rate risks. We do not use any derivatives to manage our foreign exchange risks. We do not use derivatives for trading purposes, to generate income or to engage in speculative activity.
Interest Rates
     We are exposed to interest rate risk associated with our senior secured revolving credit facility and senior secured term loan, which we amended in April 2006. The senior secured revolving credit facility bears interest at variable rates based on LIBOR plus a spread. As of July 1, 2006, our availability was approximately $89.7 million and $6.5 million had been drawn under the senior secured revolving credit facility.
     As of July 1, 2006, the outstanding amount of our senior secured term loan totaled $276.0 million. For periods prior to April 14, 2006, the effective date of the amendment to the senior secured term loan agreement, interest on the loan was calculated based on the prime rate plus 1.75% in the case of a base rate loan, or LIBOR plus 2.75% in the case of Eurodollar loans. For periods after April 14, 2006, the date of effectiveness of the amendment to the senior secured term loan agreement, interest is calculated as the greater of the prime rate or the federal funds effective rate plus one-half of one percent plus 2.50% to 3.25% in the case of a base rate loan, or LIBOR plus 3.50% to 4.25% in the case of Eurodollar loans, based upon our corporate credit rating issued from time to time by Moody’s and Standard & Poor’s, provided that interest on the term loan will be increased by 0.50% until the date that the aggregate principal amount of the loans outstanding is less than $225 million as a result of asset sales or voluntary prepayments from operating cash flow. Effective July 1, 2006, our interest rate under the amended term loan included a LIBOR rate of 5.35% plus a margin of 4.25%, for a total interest rate of 9.60%. See “Item 2. Management’s Discussion and Analysis of Financial Condition — Sources of Liquidity — Senior Secured Term Loan.” The agreement required us to enter into interest rate swap agreements such that at least 50% of the aggregate principal amount of the outstanding loan is subject to either a fixed interest rate or interest rate protection for a period of not less than three years. In October 2005, we entered into an interest rate swap agreement with a total notional value of $150 million, or 50% of the outstanding amount under our term loan as of that date. The interest rate swap agreement effectively converts 50% of the outstanding amount under our term loan, which is floating-rate debt, to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 4.665% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The fair value of the interest rate swap as of July 1, 2006 was $5.4 million. Assuming a 10% increase in interest rates, the fair value of the interest rate swap would be approximately $8.7 million at July 1, 2006. Assuming a 10% decrease in interest rates, the fair value of the interest rate swap would be approximately $1.9 million at July 1, 2006. The interest rate swap agreement terminates in conjunction with the termination of the senior secured term loan in June 2011.
Foreign Exchange
     Our foreign currency risks relate primarily to stores that we operate in Canada and with our investments in Japan and Germany, for which we apply the equity method of accounting as we do not control these entities. Additionally, we have foreign currency risks associated with the purchase of merchandise from foreign entities. We believe that the potential exposure from foreign currency risks is not material to our financial condition or results of operations.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, including the Company’s President and Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and interim Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are not adequate and effective to ensure that material information relating to the Company including its consolidated subsidiaries would be made known to them by others within those entities. A disclosure control system, no matter how well conceived and implemented, can provide only a reasonable assurance that the objectives of such control system are satisfied. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. We have, however, designed into our process safeguards intended to reduce, though not eliminate, this risk.

Identification of Material Weaknesses and Other Control Deficiencies
This determination results from material weaknesses in our internal control over financial reporting that management identified in early 2006, which led to the restatement of certain financial information included in the original Form 10 Registration Statement filed in December 2005. The identified weaknesses included several clerical errors and accounting errors, primarily related to the recording of complex “fresh start” accounting adjustments required as a result of Eddie Bauer’s emergence from bankruptcy. Management determined these errors originally went undetected due to insufficient in-house technical expertise necessary to provide sufficiently rigorous review. See “Risk Factors” and “Material Weakness Remediation Plan” in our Amendment No. 1 to our registration statement on Form 10 dated June 27, 2006 for a more complete discussion of the material weakness determination. These errors were corrected in our restated financial statements included in our new Form 10 registration statement originally filed in May 2006
In conjunction with the Company’s preparation work for compliance with Section 404 of the Sarbanes-Oxley Act, management has identified control deficiencies pertaining to the security administration of various automated business applications which could potentially impact internal control over financial reporting. These relate primarily to granting and tracking access to our accounting and merchandising systems. Management is still in the process of assessing, evaluating and testing these deficiencies. If these issues are not remediated in a timely manner, these deficiencies, along with other deficiencies that may be identified during the remainder of our review and testing of internal control over financial reporting, may collectively be considered a material weakness.
To address the material weaknesses and deficiencies identified to date, we performed additional analysis and other post-closing procedures and retained additional external resources with public company reporting expertise in order to prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States.
Remediation Plan
Although we are not required to comply with Section 404 of the Sarbanes-Oxley Act until our annual report for our fiscal year ending December 29, 2007, as such compliance and compliance date may be revised by the SEC, management and our board of directors are committed to the remediation of our disclosure controls and procedures, including the remediation and continued improvement of our overall system of internal control over financial reporting. Management has developed and is in the process of implementing a remediation plan for each of the identified weaknesses. The plan includes:
•	hiring qualified key accounting and finance personnel, with appropriate experience in companies which face similar financial reporting requirements;

•	hiring and integrating additional qualified key accounting and finance personnel with appropriate technical experience; and

•	identifying and implementing additional improvements to the internal control framework to ensure ongoing compliance.
     During the second quarter 2006, we implemented the following changes:
•	retained additional external resources with public company reporting expertise to research, analyze and document various accounting and financial reporting issues and processes associated with the preparation and review of the Company’s consolidated financial statements in accordance with generally accepted accounting principles; and

•	implemented additional in–depth analyses and other post-closing procedures, to validate the financial statements and related disclosures.
Management has identified the initial steps necessary to address the material weaknesses and control deficiencies discussed above. The Company has not had the opportunity to test these changes and therefore management is unable to conclude that our disclosure controls and procedures are effective as of the Evaluation Date. The Company intends to continue implementing its review, evaluation and testing of internal controls and remediation efforts to strengthen internal controls over financial reporting during the remainder of fiscal 2006 and 2007.

We have committed to provide status reports to our independent auditors and our Audit Committee of the Board of Directors on a regular basis throughout 2006 and 2007. We will need to continue to divert significant resources to address our currently known weaknesses. In addition, due to the high demands for these skill sets in the current job market, we may encounter difficulties in attracting and/or retaining qualified personnel. Further, our efforts may be adversely impacted by our recent announcement in May 2006 that we intend to explore strategic alternatives, including among others, a possible sale of the company. As a result, we do not expect to be in a position to report that such weaknesses will be fully remediated before the end of 2007.

PART II—OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may be subject from time to time to various proceedings, lawsuits, disputes or claims. These actions may involve commercial, intellectual property, product liability, labor and employment related claims and other matters. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the Company’s legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.
Item 1A. RISK FACTORS
Amendment No. 1 to our registration statement on Form 10 filed with the Securities and Exchange Commission on June 27, 2006 contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition. There have been no material changes in our risk factors from those disclosed in Amendment No. 1 to our registration statement on Form 10.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Senior Secured Term Loan
In April 2006, in connection with the term loan amendment, we obtained waivers from the lenders for certain defaults and events of default under the term loan relating to previously due financial and business reports and, in connection with name changes of two subsidiaries, the perfection of security interests in collateral and related notice requirements.
Senior Secured Revolving Credit Facility
In addition, in April 2006, we also obtained waivers from the lenders for certain defaults and events of default under the revolving credit facility relating to previously due financial and business reports and, in connection with name changes of two subsidiaries, the perfection of security interests in collateral and related notice requirements.
For more information, see Note 9 to our unaudited interim financial statements and “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources – Sources of Liquidity.”
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS
Exhibits.
10.1†	First Amendment, Waiver and Agreement dated as of April 13, 2006, to and under the Term Loan Agreement (filed as Exhibit 10.5 to the Company’s registration statement on Form 10 dated May 1, 2006).

10.2†	Waiver, effective April 14, 2006, under the Loan and Security Agreement (filed as Exhibit 10.7 to the Company’s Amendment No. 1 to the registration statement on Form 10 dated June 27, 2006).

10.3†	First Lease Addendum dated May 15, 2006 between Lincoln Square Office, LLC and Eddie Bauer, Inc. (filed as Exhibit 10.14(c) to the Company’s Amendment No. 1 to the registration statement on Form 10 dated June 27, 2006).

10.4	Eddie Bauer Holdings, Inc. Senior Officer Change in Control Compensation Benefits Plan (amended and restated effective June 23, 2006).

31.1	Rule 13a-14/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

†	previously filed.

\

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eddie Bauer Holdings, Inc.

By:	/s/ Fabian Mansson

Fabian Mansson
President and
Chief Executive Officer

By:	/s/ David Taylor

David Taylor
Senior Vice President and
Chief Financial Officer
Date: August 15, 2006

Exhibit Index
Exhibits.
10.1†	First Amendment, Waiver and Agreement dated as of April 13, 2006, to and under the Term Loan Agreement (filed as Exhibit 10.5 to the Company’s registration statement on Form 10 dated May 1, 2006).

10.2†	Waiver, effective April 14, 2006, under the Loan and Security Agreement (filed as Exhibit 10.7 to the Company’s Amendment No. 1 to the registration statement on Form 10 dated June 27, 2006).

10.3†	First Lease Addendum dated May 15, 2006 between Lincoln Square Office, LLC and Eddie Bauer, Inc. (filed as Exhibit 10.14(c) to the Company’s Amendment No. 1 to the registration statement on Form 10 dated June 27, 2006).

10.4	Eddie Bauer Holdings, Inc. Senior Officer Change in Control Compensation Benefits Plan (amended and restated effective June 23, 2006).

31.1	Rule 13a-14/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

†	previously filed.