Form 10-Q
period 2006-09-30
Eddie Bauer Holdings, Inc.
filed 2006-11-14
CIK 1345968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-51676

EDDIE BAUER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1672352 (I.R.S. Employer Identification No.)

15010 NE 36th Street Redmond, WA (Address of principal executive offices)	98052 (Zip Code)
Registrant’s telephone number, including area code (425) 755-6544

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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

Common Stock, $0.01 Par Value	Outstanding at November 13, 2006

30,020,662 Shares

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
     In February 2005, we announced our plan to discontinue operating our “Eddie Bauer Home” concept and we closed our final Home store in September 2005. Unless otherwise noted, all financial and statistical information (e.g., number of stores) in this report does not include Eddie Bauer Home. Eddie Bauer Home is reflected as discontinued operations in our financial statements for all periods presented. For more information, see Note 6 to our unaudited financial statements included herein.
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

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION ACT OF 1995
     We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by us involve risks and uncertainties and are subject to change based on various important factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by us:
•	consumer acceptance of our products and our ability to keep up with fashion trends, develop new merchandise, launch new product lines successfully, offer products at the appropriate price points and enhance our brand image;

•	the highly competitive nature of the retail industry generally and the segment in which we operate particularly;

•	the possible lack of availability of suitable store locations on appropriate terms;

•	our reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, political instability, legal and regulatory matters, duties, taxes, other charges and quotas on imports, local business practices and political issues and risks related to currency and exchange rates;

•	our ability to service any debt we incur from time to time, as well as the requirements the agreements related to such debt impose upon us;

•	shifts in general economic conditions, consumer confidence and consumer spending patterns;

•	our ability to retain, hire and train key personnel and management;

•	the seasonality of our business;

•	the ability of our manufacturers to deliver products in a timely manner or meet quality standards;

•	changes in weather patterns;

•	the impact of the material weaknesses in internal control identified by management and the lack of effectiveness of our disclosure controls and procedures currently;

•	the impact of our proposed merger on operations;

•	increases in the costs of mailing, paper and printing;

•	price and supply volatility of energy supplies;

•	our reliance on information technology, including risks related to the implementation of new information technology systems, risks associated with service interruptions and risks related to utilizing third parties to provide information technology services;

•	natural disasters;

•	the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities; and

•	the other risks identified in our registration statement on Form 10, as amended.
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

PART I— FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Eddie Bauer Holdings, Inc.
Consolidated Balance Sheets
($ in thousands)

	Successor	Successor
	As of	As of
	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$3,693	$74,186
Restricted cash	—	825
Accounts receivable, less allowances for doubtful accounts of $466 and $982, respectively	26,719	32,737
Current assets of discontinued operations	—	498
Inventories	184,841	142,302
Prepaid expenses	29,365	22,562
Current receivables from securitization interests	73,977	62,907
Deferred tax assets — current	453	2,745

Total Current Assets	319,048	338,762

Property and equipment, net of accumulated depreciation and amortization of $50,297 and $18,723, respectively	179,054	182,608
Goodwill	102,897	220,481
Trademarks	185,000	185,000
Other intangible assets, net	32,063	39,089
Other assets	22,915	22,712
Receivables from securitization interests	5,433	76,434
Deferred tax assets — noncurrent	7,826	88,150

Total Assets	$854,236	$1,153,236

LIABILITIES
Trade accounts payable	$61,938	$51,279
Accrued expenses	75,996	99,570
Current liabilities related to securitization interests	66,579	56,616
Short-term borrowings	52,545	—
Current portion of long-term debt	3,000	24,000

Total Current Liabilities	260,058	231,465

Deferred rent obligations	11,520	7,221
Unfavorable lease obligations, net	5,028	5,493
Long-term debt	272,250	274,500
Non-current liabilities related to securitization interests	4,883	68,791
Pension and other post-retirement benefit liabilities	20,826	20,746

Total Liabilities	574,565	608,216

Commitments and Contingencies (See Note 18)
STOCKHOLDERS’ EQUITY
Common stock:
Eddie Bauer Holdings, Inc. $0.01 par value, 100 million shares authorized; 30,013,187 and 29,991,684 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	300	300
Treasury stock, at cost	(157)	(157)
Additional paid-in capital	576,306	568,205
Accumulated deficit	(297,924)	(22,788)
Accumulated other comprehensive income (loss), net of taxes of $615 and $(270), respectively	1,146	(540)

Total Stockholders’ Equity	279,671	545,020

Total Liabilities and Stockholders’ Equity	$854,236	$1,153,236

The accompanying notes are an integral part of these consolidated and combined financial statements.

Eddie Bauer Holdings, Inc.
Consolidated and Combined Statements of Operations
($ in thousands, except earnings per share)

	Successor	Successor	Successor	Successor	Predecessor
	Three Months	Three Months	Nine Months	Three Months	Six Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	October 1,	September 30,	October 1,	July 2,
	2006	2005	2006	2005	2005
		(Restated)		(Restated)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
Net sales and other revenues	$211,285	$217,339	$631,528	$217,339	$465,723
Costs of sales, including buying and occupancy	138,536	138,347	402,426	138,347	259,536
Impairment of indefinite-lived intangible assets	117,584	—	117,584	—	—
Selling, general and administrative expenses	89,307	89,235	282,202	89,235	185,225

Total operating expenses	345,427	227,582	802,212	227,582	444,761
Operating income (loss)	(134,142)	(10,243)	(170,684)	(10,243)	20,962
Interest expense	(7,208)	(5,257)	(19,448)	(5,257)	(761)
Other income	555	559	2,090	559	—
Equity in earnings (losses) of foreign joint ventures	(1,230)	(555)	(2,330)	(555)	(95)

Income (loss) from continuing operations before reorganization items and income tax expense (benefit)	(142,025)	(15,496)	(190,372)	(15,496)	20,106
Gain on discharge of liabilities	—	—	—	—	(107,559)
Reorganization costs and expenses, net	—	—	—	—	13,686

Income (loss) from continuing operations before income tax expense (benefit)	(142,025)	(15,496)	(190,372)	(15,496)	113,979
Income tax expense (benefit)	55,560	(5,790)	84,230	(5,790)	50,402

Income (loss) from continuing operations	(197,585)	(9,706)	(274,602)	(9,706)	63,577

Loss from discontinued operations (net of income tax expense (benefit) of $0, $(181), $0, $(181) and $(1,686) respectively)	—	(287)	(534)	(287)	(2,661)

Net income (loss)	$(197,585)	$(9,993)	$(275,136)	$(9,993)	$60,916

Income (loss) per basic and diluted share:
Loss from continuing operations per share	$(6.58)	(0.32)	$(9.15)	(0.32)	n/a
Loss from discontinued operations per share	—	(0.01)	(0.02)	(0.01)	n/a
Net loss per share	(6.58)	(0.33)	(9.17)	(0.33)	n/a
Weighted average shares used to compute income (loss) per share:
Basic	30,009,214	29,998,538	29,997,591	29,998,538	n/a
Diluted	30,009,214	29,998,538	29,997,591	29,998,538	n/a
The accompanying notes are an integral part of these consolidated and combined financial statements.

Eddie Bauer Holdings, Inc.
Consolidated and Combined Statements of Stockholders’ Equity and Comprehensive Income (Loss)
($ in thousands)

	Common
	Stock—		Common
	Eddie	Common	Stock—		Common	Common				Accumulated
	Bauer,	Stock—	DFS,	Common	Stock—	Stock—Eddie			Retained	Other
	Inc.	Eddie	Inc.	Stock—	Eddie Bauer,	Bauer,		Additional	Earnings	Comprehensive
	(# of	Bauer,	(# of	DFS,	Holdings Inc.	Holdings Inc.	Treasury	Paid-In	(Accumulated	Income
	Shares)	Inc. ($)	Shares)	Inc.($)	(# of Shares)	($)	Stock	Capital	Deficit)	(Loss)	Total
					(Audited)
Predecessor
Balances at January 1, 2005	5,000	$500	1,000	$100	—	$—	$—	$261,595	$31,437	$(1,241)	$292,391
Comprehensive Loss:
Net loss									(46,643)		(46,643)
Foreign currency translation adjustments, net of income taxes of $126										97	97

Total comprehensive loss											(46,546)
Predecessor

Balances at July 2, 2005	5,000	$500	1,000	$100	—	$—	$—	$261,595	$(15,206)	$(1,144)	$245,845

Gain on discharge of liabilities									107,559		107,559
Recapitalization and fresh start adjustments	(5,000)	(500)	(1,000)	(100)	30,000	300	—	303,005	(92,353)	1,144	211,496

Successor						(Unaudited)
Balances at July 2, 2005	—	$—	—	$—	30,000	$300	$—	$564,600	$—	$—	$564,900
Comprehensive Loss (Restated):
Net loss (Restated)									(9,993)		(9,993)
Foreign currency translation adjustments, net of income taxes of $618 (Restated)										756	756

Total comprehensive loss (Restated)											(9,237)
Treasury stock purchased (Restated)					(8)		(157)				(157)

Balances at October 1, 2005 (Restated)	—	$—	—	$—	29,992	$300	$(157)	$564,600	$(9,993)	$756	$555,506

Successor						(Unaudited)
Balances at December 31, 2005	—	$—	—	$—	29,992	$300	$(157)	$568,205	$(22,788)	$(540)	$545,020
Comprehensive Loss:
Net loss									(275,136)		(275,136)
Fair value adjustment of cash flow hedge, net of income taxes of $358										565	565
Foreign currency translation adjustment, net of income taxes of $527										1,121	1,121

Total comprehensive loss											(273,450)
Shares issued for RSU awards					21
Stock based compensation expense								8,101			8,101
Successor

Balances at September 30, 2006	—	$—	—	$—	30,013	$300	$(157)	$576,306	$(297,924)	$1,146	$279,671

The accompanying notes are an integral part of these consolidated and combined financial statements.

Eddie Bauer Holdings, Inc.
Consolidated and Combined Statements of Cash Flows
($ in thousands)

	Successor	Successor	Predecessor
	Nine Months	Three Months	Six Months
	Ended	Ended	Ended
	September 30,	October 1,	July 2,
	2006	2005	2005
		(Restated)
	(Unaudited)	(Unaudited)	(Audited)
Cash flows from operating activities:
Net (loss) income	$(275,136)	(9,993)	$60,916
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Reorganization costs and expenses, net	—	—	(93,873)
Net cash used for reorganization items	—	—	(9,702)

Reorganization items non-cash	—	—	(103,575)
(Gain) loss on disposals of property and equipment	815	244	(388)
Impairment of indefinite-lived intangible assets	117,584	—	—
Equity in (earnings) losses of foreign joint ventures	2,330	555	95
Depreciation and amortization	41,166	13,013	16,171
Stock-based compensation expense	8,101	—	—
Other non-cash income	(1,420)	(430)	—
Deferred income taxes	81,809	(7,200)	4,168
Changes in operating assets and liabilities:
Accounts receivable	6,067	5,062	5,446
Inventories	(42,097)	(51,445)	4,783
Prepaid expenses	(6,749)	(2,924)	(169)
Other assets	(2,477)	(550)	(3,103)
Receivables from securitization interests	74,128	—	—
Liabilities related to securitization interests	(66,715)	—	—
Accounts payable	17,037	17,643	708
Liabilities subject to compromise	—	—	(17,372)
Accrued expenses	(23,180)	(5,660)	(13,866)
Pension and other post-retirement liabilities	80	206	—
Deferred rent and unfavorable lease obligations	3,748	216	(8,096)
Operating cash flows related to discontinued operations	498	6,274	8,911

Net cash used in operating activities	(64,411)	(34,989)	(45,371)

Cash flows from investing activities:
Capital expenditures from continuing operations	(30,859)	(15,790)	(8,641)
Capital proceeds (expenditures) from discontinued operations	—	165	(944)
Distribution from foreign joint venture	362	—	300

Net cash used in investing activities	(30,497)	(15,625)	(9,285)

Cash flows from financing activities:
Repayments of long-term debt	(23,250)	(750)	—
Net proceeds from short-term borrowings	52,545	36,828	—
Treasury stock purchased	—	(157)	—
Change in due to/from Spiegel	—	—	65,727
Change in bank overdraft from continuing operations	(5,619)	(913)	797
Change in bank overdraft from discontinued operations	—	—	(112)

Net cash provided by financing activities	23,676	35,008	66,412

Effect of exchange rate changes on cash	739	(38)	74

Net change in cash and cash equivalents	(70,493)	(15,644)	11,830
Cash and cash equivalents at beginning of period	74,186	20,363	8,533

Cash and cash equivalents at end of period	$3,693	$4,719	$20,363

Payments made in conjunction with Chapter 11:
Professional service fees	$—	$—	$9,702
The accompanying notes are an integral part of these consolidated and combined financial statements.

Eddie Bauer Holdings, Inc.
Notes to Consolidated and Combined Interim Financial Statements
(Unaudited)
($ in thousands, unless otherwise noted)
(1) Description of Business
     Eddie Bauer Holdings, Inc. (“Eddie Bauer”, “Eddie Bauer Holdings”, “Company”, “Predecessor” (as further defined in Note 3), or “Successor” (as further defined in Note 3)) is a specialty retailer that sells casual sportswear and accessories for the modern outdoor lifestyle. Eddie Bauer products are sold through retail and outlet stores located in the U.S. and Canada and through its direct sales channel, which consists of its Eddie Bauer catalogs and its websites located at www.eddiebauer.com and www.eddiebaueroutlet.com. In February 2005, the Company announced its plans to discontinue operating its “Eddie Bauer Home” concept over the course of 2005 (See Note 6). The accompanying consolidated and combined financial statements include the results of Eddie Bauer, Inc. and its subsidiaries, as well as the related supporting operations that provide logistics support, call center support and information technology support to Eddie Bauer. Eddie Bauer, Inc. and the related supporting operations were formerly wholly-owned subsidiaries of Spiegel, Inc. (“Spiegel”) prior to the Company’s emergence from bankruptcy (See Note 2).
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
     See Note 19 for a discussion of the merger agreement that the Company announced on November 13, 2006.
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
  Predecessor Entity
     The combined financial statements for the periods prior to July 2, 2005 include the results of Eddie Bauer, Inc. and its subsidiaries, DFS, the IT Group and Saint John (collectively the “Predecessor”). The operations of the Predecessor were formerly under the control of Spiegel. The combined financial statements for periods prior to July 2, 2005 include all assets, liabilities, revenues, expenses and cash flows directly attributable to the Predecessor. The Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5.J, Push Down Basis of Accounting Required in Certain Limited Circumstances, generally requires that push down accounting be applied whenever separate financial information is presented for a wholly-owned subsidiary. Push down accounting requires that the financial statements of a subsidiary reflect the parent company’s accounting basis of the assets and liabilities of the subsidiary. As such, the combined financial statements for periods prior to July 2, 2005 reflected Spiegel’s basis in the assets and liabilities of Eddie Bauer, Inc., DFS, Saint John and the IT Group. In accordance with the carve-out accounting provisions of SAB Topic 1.B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity, the combined financial statements for periods prior to July 2, 2005 included allocations of certain costs of Spiegel, in order to present the results of operations, financial position, changes in equity and cash flows of the Company on a stand-alone basis. The principal allocation methodologies are described further in Note 16. As the financial information for periods prior to July 2, 2005 included allocations of certain costs of Spiegel, they may not be indicative of the results of operations, financial position, changes in equity and cash flows that would have been incurred had the Company been a separate, stand-alone entity for those periods, nor may it be indicative of the Company’s future results. The income tax benefits and provisions, related tax payments and deferred tax balances for periods prior to July 2, 2005 have been prepared as if the Predecessor operated as a stand-alone taxpayer.

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
  Discontinued Operations
     Except as otherwise noted, all amounts and disclosures reflect only the Company’s continuing operations. See Note 6 for disclosures related to the Company’s discontinued operations.
(4) Restatement of Previously Filed Financial Statements
     On January 25, 2006, the Company withdrew its registration statement on Form 10 (File No. 000-51676), that had been previously filed with the SEC on December 15, 2005, which filing included the required financial statements (the “December Filing”). The Company withdrew the filing as it determined that it would need to restate the financial statements included in the December Filing based upon the ongoing review of the financial statements by the Company and its outside consultants (the “Company Review”). Additionally, the Company determined that the previously reported statements of cash flows, with respect to its discontinued operations, were not presented in accordance with GAAP. Accordingly, the Company restated its presentation of its statements of cash flows as discussed further below.
     Based on the completion of the Company Review, the information included in the tables below summarizes the effects of the restatement adjustments on the amounts previously reported for the Company’s balance sheet as of October 1, 2005 and the results of operations and statement of cash flows for the three months ended October 1, 2005. See Note 4 in the Company’s annual financial statements for the year ended December 31, 2005 for further restated periods related to the financial statements included in its December 15, 2005 Form 10 filing.

  Successor balance sheet as of October 1, 2005:

	As Previously	Restatement
	Filed	Adjustments		As Restated
Cash and cash equivalents	$22,576	$(17,857)	A	$4,719
Restricted cash	—	17,857	A	17,857
Accounts receivable, net	25,952	(157)	B	25,795
Current assets of discontinued operations	2,450			2,450
Inventories	187,042	476	C	187,518
Prepaid expenses	25,564			25,564
Current receivables from securitization interests	—	19,898	D	19,898
Deferred tax assets — current	27,273	1,244	E	28,517

Total Current Assets	290,857	21,461		312,318
Property and equipment, net	143,442	37,849	F	181,291
Goodwill	265,747	(45,266)		220,481
Trademarks	225,000			225,000
Other intangible assets, net	41,792	(247)	G	41,545
Other assets	22,948			22,948
Receivables from securitization interests	—	134,908	D	134,908
Deferred tax assets — noncurrent	102,414	(24,617)	E	77,797

Total Assets	$1,092,200	$124,088		$1,216,288

Trade accounts payable	$73,751	$44	H	$73,795
Accrued expenses	89,708	(6,566)	I	83,142
Current liabilities of discontinued operations	955			955
Current liabilities related to securitization interests	—	17,908	D	17,908
Short-term borrowings	36,828			36,828
Current portion of long-term debt	3,000			3,000

Total Current Liabilities	204,242	11,386		215,628
Deferred rent obligations	15,865	(15,063)	J	802
Unfavorable lease obligations, net	—	6,002	K	6,002
Non-current liabilities related to securitization interests	—	121,417	D	121,417
Long-term debt	296,250			296,250
Pension and other post-retirement benefit liabilities	17,318	3,365	L	20,683

Total Liabilities	533,675	127,107		660,782
Common stock	300			300
Treasury stock	—	(157)	B	(157)
Additional paid-in capital	564,600			564,600
Accumulated deficit	(6,719)	(3,274)		(9,993)
Accumulated other comprehensive income (loss), net	344	412	M	756

Total Stockholders’ Equity	558,525	(3,019)		555,506

Total Liabilities and Stockholders’ Equity	$1,092,200	$124,088		$1,216,288
  Successor results of operations for the three months ended October 1, 2005:

	As
	Previously	Restatement
	Filed	Adjustments		As Restated
Net sales and other revenues	$217,339	$		$217,339
Cost of sales, including buying and occupancy	130,345	8,002	O	138,347
Selling, general and administrative expenses	92,139	(2,904)	P	89,235

Total operating expenses	222,484	5,098		227,582
Operating income (loss)	(5,145)	(5,098)		(10,243)
Interest expense	(5,218)	(39)	Q	(5,257)
Other income	129	430	R	559
Equity in earnings (losses) of foreign joint ventures	(555)	—		(555)

Income (loss) from continuing operations before income tax expense (benefit)	(10,789)	(4,707)		(15,496)
Income tax expense (benefit)	(4,312)	(1,478)	S	(5,790)

Income (loss) from continuing operations	(6,477)	(3,229)		(9,706)
Loss from discontinued operations (net of income tax expense (benefit))	(242)	(45)	T	(287)

Net income (loss)	$(6,719)	$(3,274)		$(9,993)
     Descriptions of the major components of the restatement adjustments as summarized above are as follows:

Balance Sheet as of October 1, 2005:
     A. To properly classify cash restricted for the payment of professional service fees related to the bankruptcy as restricted cash on the Company’s balance sheet.
     B. To properly record the common shares returned to the Company for consideration of receivables owed to the Company as treasury stock. See further discussion in Note 2.
     C. To properly adjust the Company’s inventory to fair value as of the fresh start reporting date of July 2, 2005, of which a portion remained in inventory as of October 1, 2005. The increase in inventory was charged to earnings as cost of sales during the six months ended December 31, 2005 as the inventory was sold or otherwise disposed of.
     D. To properly record the fair value of the receivables related to the FSAC and SAC securitization interests and the related promissory note to the Creditor Trust equal to 90% of any proceeds it may receive in respect of these interests. The Company engaged a valuation specialist to perform the valuation of the SAC securitization interest and adjusted the fair value of both of these items in its fresh start accounting date. The restated balances as of October 1, 2005 include their fair value as of July 2, 2005 plus the incremental accretion income (expense) for the three months ended October 1, 2005. See further discussion of the receivables and related liabilities in Note 9.
     E. In connection with its review, the Company performed a more detailed analysis of the components of deferred income tax assets. The restatement adjustments to deferred tax assets as of October 1, 2005 include (i) the restatement adjustments to deferred income tax assets as of the Company’s fresh start reporting date which totaled ($26.1) million and are discussed in detail in Note 4 in the Company’s annual financial statements for the year ended December 31, 2005, (ii) a correction in the classification of current versus deferred taxes in the original filing which totaled ($3.6) million, and (iii) an adjustment to correctly state the Company’s deferred tax benefit for the three months ended October 1, 2005 which totaled $6.4 million.
     F. The restatement adjustments to property and equipment include (i) $16.4 million of deferred rent adjustments as of July 2, 2005 as a result of the clerical error identified by the Company when calculating the effect of reclassifying the deferred rent liability related to leases of closed stores, (ii) $22.6 million of adjustments as of July 2, 2005 to the Company’s fair value for its property and equipment, and (iii) related depreciation of these adjustments for the three months ended October 1, 2005 which totaled $1.2 million. See further explanation of the Company’s clerical error related to the deferred rent liability related to leases of closed stores and the fair value adjustments as of its fresh start reporting date in Note 4 to the Company’s annual financial statements for the year ended December 31, 2005.
     G. To properly record the amortization of the Company’s intangible asset related to its customer lists. Originally the Company used a straight-line amortization method. Subsequent to October 1, 2005, the Company determined that the more appropriate method would be to amortize its customer lists over the period corresponding to the estimated discounted cash flows of the customers.
     H. To correct certain translation errors related to accounts payable balance in Canada.
     I. The restatement adjustments to accrued expenses as of October 1, 2005 primarily included the removal of the current portion of the deferred rent liability of $9.3 million (see further discussion in J. below) and the establishment of the current portion of the unfavorable lease liability of $3.7 million (see further discussion in K. below). Accrued expenses was also restated to properly record the Company’s IBNR accrual as of its fresh start reporting date of $0.8 million, miscellaneous translation corrections of $0.6 million and the correction of the Company’s current taxes payable of ($2.4) million.
     J. The Company did not eliminate the amount of its deferred rent liability as part of its fresh start accounting because it incorrectly assumed that the amount recorded would be a reasonable estimate for the fair value of any unfavorable lease obligations. The restatement adjustments as of October 1, 2005 included the elimination of the Predecessor’s balance of deferred rent liability as of July 2, 2005, which amounted to approximately $14.7 million and an adjustment of $0.3 million to record the correct amortization for the straight-lining of the deferred rent expense for the three months ended October 1, 2005.
     K. As noted in J. above, the Company did not correctly eliminate its deferred rent liability and revalue its lease obligations as of its fresh start reporting date. To estimate the fair value of favorable and unfavorable lease obligations as of its fresh start reporting date, the Company engaged an external real estate consultant to assist the Company with the valuation. The restatement adjustment represents a net unfavorable lease obligation of approximately $10.0 million (approximately $6.5 million non-current and $3.5 million current which is reflected in accrued expenses) as of July 2, 2005 plus the related amortization of $0.6 million ($0.5 million non-current and $0.1 million current) for the three months ended October 1, 2005.

     L. The Company understated the amount of liabilities to record under fresh start accounting for its post-retirement benefit plans other than pensions because the actuarial reports it requested for the December Filing did not conform to valuation methodology appropriate for fresh start accounting. The restatement adjustment as of October 1, 2005 represents the fresh start adjustment of $3.2 million plus the incremental pension expense for the three months ended October 1, 2005 of $0.2 million.
     M. Other comprehensive income (loss) was restated primarily as a result of the exchange rate variances in Canada related to the adjustments noted in H., I., J. and K. above.
Statement of Operations for the Three Months ended October 1, 2005:
     O. The restatement adjustments to cost of sales for the three months ended October 1, 2005 included (i) a net increase of $2.3 million related to the reversal of the previously recorded deferred rent adjustment and the recording of the newly established unfavorable lease liability discussed further in J. and K. above; (ii) a net increase of $1.9 million of leasehold improvement amortization as a result of the additional write-up to fair value of leasehold improvements as of the fresh start reporting date discussed further in F. above; (iii) the write-off of $1.4 million of the inventory fair value adjustment discussed in C. above; and (iv) the reclass of $2.4 million of amortization of customer lists which was previously recorded in SG&A.
     P. The restatement adjustments to SG&A for the three months ended October 1, 2005 included (i) a net decrease of $0.7 million of amortization of store furniture and fixtures as a result of the additional net step-down to fair value of furniture and fixtures as of the fresh start reporting date discussed further in F. above and (ii) the reclassification of $2.2 million of amortization of customer lists which was previously recorded in COS.
     Q. To properly state capitalized interest as a result of the change in step-up of the leasehold improvement assets to fair value.
     R. To properly record the net accretion income on the net securitization receivables of SAC. See further discussion in D. above and in Note 9.
     S. To record the tax impacts related to adjustments O. though R. discussed above.
     T. The restatement adjustments to Discontinued Operations represents additional net expense of $0.1 million related to the reversal of the deferred rent liability as discussed further in J. above, net of the corresponding tax impact.
  Successor Statement of Cash Flows for the Three Months ended October 1, 2005:
     As noted above, the Company incorrectly presented the cash flows from discontinued operations as one line at the bottom of their previously reported statements of cash flows. The restatement adjustments below correct this presentation and include the cash flows of discontinued operations within each separate category of the cash flows in accordance with GAAP. The restatement adjustments below also include the impact of the adjustments discussed above.

	As Previously	Restatement
	Filed	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(6,719)	$(3,274)	$(9,993)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Gain) loss on disposals of property and equipment	(403)	647	244
Equity in (earnings) losses of foreign joint ventures	555	—	555
Depreciation and amortization	10,526	2,487	13,013
Other non-cash income	—	(430)	(430)
Deferred income taxes	(960)	(6,240)	(7,200)
Changes in operating assets and liabilities:
Accounts receivable	4,905	157	5,062
Inventories	(52,874)	1,429	(51,445)
Prepaid expenses	(2,924)	—	(2,924)
Other assets	(3,226)	2,676	(550)
Accounts payable	14,955	2,688	17,643
Accrued expenses	(9,593)	3,933	(5,660)
Pension and other post-retirement liabilities	—	206	206
Deferred rent and unfavorable lease obligations	1,130	(914)	216
Operating cash flows related to discontinued operations	—	6,274	6,274

	As Previously	Restatement
	Filed	Adjustments	As Restated
Net cash (used in) provided by operating activities	(44,628)	9,639	(34,989)
Cash flows from investing activities:
Capital expenditures from continuing operations	(14,431)	(1,359)	(15,790)
Capital proceeds (expenditures) from discontinued operations	—	165	165

Net cash provided by (used in) investing activities	(14,431)	(1,194)	(15,625)
Cash flows from financing activities:
Net proceeds from short-term borrowings	36,828	—	36,828
Repayment of long-term debt	(750)	—	(750)
Treasury stock purchased	—	(157)	(157)
Change in bank overdraft from continuing operations	(913)	—	(913)
Change in bank overdraft from discontinued operations	—	—	—

Net cash provided by (used in) financing activities	35,165	(157)	35,008
Effect of exchange rate changes on cash	(824)	786	(38)
Net cash (used in) provided by discontinued operations	6,431	(6,431)	—
Net change in cash and cash equivalents	(18,287)	2,643	(15,644)
Cash and cash equivalents at beginning of period	40,863	(20,500)	20,363
Cash and cash equivalents at end of period	$22,576	$(17,857)	$4,719
(5) Recent Accounting Pronouncements
     In October 2006, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 123(R) – 5, Amendment of FASB Staff Position FAS 123(R)-1 (“FSP FAS 123(R)-5”). FSP FAS 123(R)-5 amends previous guidance within FSP FAS 123 (R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). FSP 123(R)-5 states that equity instruments that were originally issued as employee compensation and then modified, and that the modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in recognition or the measurement of those instruments will result if (i) there is no increase in fair value of the award (or ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring, and (ii) all holders of the same class of equity instruments are treated in the same manner. FSP 123(R)-5 is effective for the Company for the first quarter of 2007.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“SFAS 158”). SFAS 158 requires companies to (i) recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur via reporting them within other comprehensive income. SFAS 158 does not change the amounts recognized in the income statement as net periodic benefit cost. SFAS 158, with the exception of the new measurement date requirements, is effective for fiscal year ends ending after December 15, 2006. The new measurement requirements will be effective for fiscal years ending after December 15, 2008. The Company is currently assessing the impact of SFAS 158 which it will adopt (with the exception of the new measurement provisions) effective for the fiscal year ending December 31, 2006. The adoption of SFAS 158 will be affected by the Company’s annual actuarial valuation, including the fair value of the retirement plan assets, as of September 30, 2006 which is not yet completed.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 states that SEC registrants must quantify the impact of correcting all misstatements, including both the carrying over and reversing effects of prior year misstatements on current year financial statements, thus requiring financial statement adjustment when either approach results in quantifying a misstatement that is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company will adhere to the provisions of SAB 108 effective for the fourth quarter of fiscal 2006.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS 157 which it will adopt effective for the first quarter of its fiscal year ending January 3, 2009.
     In July 2006, the FASB issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 which it will adopt effective for the fiscal year ending December 29, 2007.

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
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently assessing the impact of SFAS 155, however it does not anticipate that it will have a material impact on its results of operation or financial condition.
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
(6) Discontinued Operations
     In February 2005, the Company announced its plans to discontinue operating the “Eddie Bauer Home” concept, which was approved by the Bankruptcy Court. The decision to close the Eddie Bauer Home stores was made in order to allow the Company to refocus its efforts on its primary retail business of selling apparel and accessories. As of the decision date, the Company operated 34 Eddie Bauer Home stores. The Eddie Bauer Home store inventories were liquidated by discounting the merchandise in the Eddie Bauer Home stores and through the Company’s Internet site. All store locations were closed by September 2005. The Company recorded asset impairment charges totaling $10,440 for the six months ended July 2, 2005 and a gain of $269 for proceeds received during the three months ended October 1, 2005, which were included in discontinued operations on the statement of operations related to store closures.

Eddie Bauer Holdings, Inc.
Notes to Consolidated and Combined Interim Financial Statements
(Unaudited)
($ in thousands, unless otherwise noted)
     The financial data of the Eddie Bauer Home operations, included in discontinued operations for all periods is presented below. Interest expense (income) has been allocated to discontinued operations for each period based upon the average intercompany balance outstanding and totaled $0 for the three and nine months ended September 30, 2006 and ($4) and $7 for the three months ended October 1, 2005 and six months ended July 2, 2005, respectively.

	Successor	Successor	Successor	Predecessor
	Three Months	Three Months	Nine Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	October 1,	September 30,	July 2,
	2006	2005 (Restated)	2006	2005
Total revenue	$—	$13,967	$(21)	$39,177
Income (loss) before taxes	—	(468)	(534)	(4,347)
Income tax (benefit) expense	—	(181)	—	(1,686)
Net loss	—	(287)	(534)	(2,661)
     Assets and liabilities of discontinued operations as of December 31, 2005 are included in the table below. There were no remaining assets or liabilities of discontinued operations as of September 30, 2006.

Successor
December
31,
2005
Other current assets	$498

Total current assets	$498

(7) Earnings per Share
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
     The following table presents the computation of income (loss) per basic and diluted share for the three months ended September 30, 2006 and October 1, 2005 and nine months ended September 30, 2006:

	Successor	Successor	Successor
	Three Months	Three Months	Nine Months
	Ended	Ended	Ended
	September 30,	October 1,	September 30,
	2006	2005 (Restated)	2006

Loss from continuing operations	$(197,585)	$(9,706)	$(274,602)
Loss from discontinued operations	—	(287)	(534)

Net loss	$(197,585)	$(9,993)	$(275,136)

Weighted average common shares outstanding	30,009,214	29,998,538	29,997,591
Net effect of dilutive stock options(a)	—	—	—
Weighted average common shares and equivalents outstanding	30,009,214	29,998,538	29,997,591

Income (loss) per basic share:
Loss from continuing operations	$(6.58)	$(0.32)	$(9.15)
Loss from discontinued operations	—	(0.01)	(0.02)

Net loss	$(6.58)	$(0.33)	$(9.17)

Income (loss) per diluted share:
Loss from continuing operations	$(6.58)	$(0.32)	$(9.15)
Loss from discontinued operations	—	(0.01)	(0.02)

Net loss	$(6.58)	$(0.33)	$(9.17)

(a)	As of September 30, 2006, there were 600,216 Eddie Bauer Holdings common stock options and 900,277 restricted stock units outstanding that were antidilutive and therefore were excluded from the calculation of diluted earnings per share.

Eddie Bauer Holdings, Inc.
Notes to Consolidated and Combined Interim Financial Statements
(Unaudited)
($ in thousands, unless otherwise noted)
(8) Intangible Assets
  Carrying Values of Intangible Assets and Amortization Expense
     Summarized below are the carrying values for the major classes of intangible assets that are amortized under SFAS No. 142 as well as the carrying values of those intangible assets that are not amortized.

	Successor as of September 30, 2006
		Gross Carrying	Accumulated
	Useful Life	Amount	Amortization
Intangible assets subject to amortization:
Customer lists	3.5 years	$9,000	$(4,646)
Licensing agreements	6 years	$35,000	$(7,291)
Intangible assets not subject to amortization:
Trademarks	n/a	$185,000	n/a
Goodwill	n/a	$102,897	n/a

	Successor as of December 31, 2005
		Gross Carrying	Accumulated
	Useful Life	Amount	Amortization
Intangible assets subject to amortization:
Customer lists	3.5 years	$9,000	$(1,994)
Licensing agreements	6 years	$35,000	$(2,917)
Intangible assets not subject to amortization:
Trademarks	n/a	$185,000	n/a
Goodwill	n/a	$220,481	n/a
The following table provides a rollforward of goodwill for the nine months ended September 30, 2006:

Goodwill balance as of December 31, 2005	$220,481
Impairment charge recorded during three months ended September 30, 2006	(117,584)

Goodwill balance as of September 30, 2006	$102,897
     The following table presents the estimated amortization expense for each of the following periods:

Estimated amortization expense for fiscal years:
2006 (including $2,342 and $7,026 recorded during the three and nine months ended September 30, 2006, respectively)	$9,368
2007	$8,052
2008	$7,085
2009	$5,833
2010	$5,834
Thereafter	$2,917

$39,089
Impairment Charges of Indefinite-Lived Intangible Assets
As a result of interactions with the Company’s investment bankers, preliminary indications of interest received from various third parties during the process of evaluating various strategic alternatives, including a possible sale of the Company and the significant decline in the Company’s common stock trading value during the third quarter of 2006, the Company determined that it was more likely than not that the fair value of its enterprise was below its carrying value. Accordingly, in accordance with SFAS No. 142, the Company completed impairment tests for its indefinite-lived intangible assets, including its goodwill and trademarks, during the third quarter of 2006.
The Company’s impairment evaluations were performed with the assistance of an independent valuation firm. The evaluations of both goodwill and trademarks included reasonable and supportable assumptions and projections and were based on estimates of projected future cash flows. The Company experienced lower than anticipated sales during the second half of 2005 and year-to-date periods of 2006, indicative of a weaker than expected response by its customers to the Company’s merchandise collection. These projections assume that the Company successfully introduces merchandise assortments that appeal to its core customer tastes and preferences and responds to future changes in customer style preferences in a timely and effective manner. These estimates of future cash flows are based upon the Company’s experience, historical operations of the stores, catalogs and Internet sites, estimates of future profitability and economic conditions. Future estimates of profitability and economic conditions require estimating such factors as sales growth, employment rates and the overall economics of the retail industry for up to twenty years in the future, and are therefore subject to variability, are difficult to predict and in certain cases, beyond the Company’s control. The assumptions utilized by management were consistent with those developed in conjunction with the Company’s long-range planning process. If the assumptions and projections underlying these evaluations are not achieved, or should the Company ultimately adopt and pursue different long-range plans, the amount of the impairment could be adversely affected. Accordingly, there can be no assurance that there will not be additional impairment charges in the future based on future events and that the additional charges would not have a materially adverse impact on the Company’s financial position or results of operations.
The fair value of the Company’s trademarks was determined using the discounted present value of estimated future cash flows, which included a long-term growth rate of 3.5% and a discount rate of 17.5% and was estimated to be $185 million, equal to the Company’s net book value for its trademarks. Accordingly, no impairment charge was recorded during the third quarter of 2006 related to the Company’s trademarks.
The fair value of the Company’s enterprise value for purposes of its goodwill impairment test was estimated primarily using a discounted cash flow model and was further supported by valuations using market comparables and market transactions for other retail companies and also by the Company’s common stock trading value. The Company determined that it has one reporting unit for purposes of its goodwill impairment test. The premise of the discounted cash flow model was based upon the Company’s internal plans related to the future cash flows of the Company’s primary assets. The discounted cash flow valuation used a discount rate of 14.5%, which represented the Company’s weighted average cost of capital and an expected growth rate of 3.5%. In order to assess the fair value of the Company in its entirety, following the calculation of the discounted cash flows of the Company’s primary assets, the book value of the Company’s interest-bearing debt was deducted and the fair values of the assets not contributing to the discounted cash flows of the Company’s primary assets, including the Company’s net operating loss carryforwards, were added to derive the fair value of the Company’s total net assets. Upon completion of step one of the goodwill impairment test, the estimated fair value of the Company was less than the carrying value of the Company’s net book value and long-term debt. Accordingly, the Company completed step two of the goodwill impairment test, which included comparing the implied fair value of the Company with the carrying amount of goodwill. Upon completion of step two of the goodwill impairment test, the Company recorded an impairment loss of $117,584 related to its goodwill, which was reflected in Impairment of indefinite-lived intangible assets on the Company’s statement of operations. The decline in the fair value of the Company since its fresh start reporting date of July 2, 2005 was due principally to the lower than projected revenues and gross margins.
     As discussed in Note 19, on November 13, 2006, the Company announced that it had entered into a merger agreement that provides that all outstanding shares of the Company’s common stock would be converted into the right to receive $9.25 per share in cash upon closing of the transaction. The merger agreement was signed subsequent to September 30, 2006, and the transaction is subject to stockholder approval and other closing conditions, including anti-trust clearance as required under the Hart-Scott-Rodino Act.
(9) SAC Securitization Interests and Related Eddie Bauer Holdings Promissory Note
     During the bankruptcy process, the Company entered into a settlement agreement with MBIA Insurance Corporation (a guarantor of payments of the Spiegel Credit Card Master Note Trust, the “Note Trust”). Pursuant to the settlement agreement, SAC assigned to the MBIA Settlement Trust (the “Settlement Trust”) certain rights that SAC had in its seller’s interest, collateral or other interest in the Note Trust as of the effective date. SAC is entitled to receive any residual amount from the Settlement Trust once the original note holders are paid and certain MBIA expenses and other claims are satisfied and when the Settlement Trust is terminated.
          As of the Company’s fresh start reporting date, the fair value of the SAC securitization interest was determined with the assistance of a valuation specialist by estimating the discounted cash flows expected to be received by SAC. A discount rate of 30% was used, which included a 13% discount rate used to calculate the present value of the estimated collections and a 17% discount was applied to reflect uncertainties associated with risk of collection.
          During the third quarter of 2006, $74,128 in cash was received related to the outstanding receivables under the SAC securitization interests. In accordance with the terms of the non-recourse promissory obligation established for the benefit of the creditors of Spiegel, 90% of the cash proceeds, which totaled $66,715, were paid to the Creditor Trust during the third quarter. As a result of the cash received, the obligations to the original note holders within the Settlement Trust and related expenses of MBIA were paid with a portion of the cash proceeds received during the third quarter. Although the obligations to the original note holders and the related expenses of MBIA were paid, the Settlement Trust was not terminated and SAC continues to have a non-controlling, residual interest in the remaining outstanding receivables. If and when the Settlement Trust is terminated, SAC will establish a direct, controlling interest over any residual outstanding receivables.

          The following table summarizes the amounts reflected in the Successor’s consolidated financial statements as of September 30, 2006 and December 31, 2005 and for the three months ended September 30, 2006 and October 1, 2005 and nine months ended September 30, 2006 related to the securitization interests of the Company’s subsidiary SAC and the related obligation under the non- recourse obligation to creditors of Spiegel. The net accretion income reflected in the Company’s statement of operations for the three and nine months ended September 30, 2006 and three months ended October 1, 2005 included a present value adjustment based upon the Company’s estimated 13% discount rate. There were no adjustments recorded during the three months ended September 30, 2006 and October 1, 2005 and nine months ended September 30 2006 related to the collectibility of the net receivables.

	Successor	Successor
	At September 30,	At December 31,
	2006	2005
Assets:
Current receivables from securitization interests	$73,977	$62,907
Non-current receivables from securitization interests	5,433	76,434

Total Assets	$79,410	$139,341

Liabilities:
Current liabilities related to securitization interests	$66,579	$56,616
Non-current liabilities related to securitization interests	4,883	68,791

Total Liabilities	$71,462	$125,407

	Successor	Successor	Successor
	Three Months	Three Months	Nine Months
	Ended	Ended	Ended
	September 30,	October 1, 2005	September 30,
	2006	(Restated)	2006
Statement of Operations:
Accretion income related to receivables from securitization interests	$4,884	$4,292	$14,189
Accretion expense related to liabilities from securitization interests	(4,395)	(3,862)	(12,769)
Net accretion income classified in Other income (expense)	489	430	1,420
(10) Debt
  Senior Secured Revolving Credit Facility
     On June 21, 2005, Eddie Bauer, Inc. executed a loan and security agreement with Bank of America, N.A., General Electric Capital Corporation and The CIT Group/Business Credit, Inc. The senior secured revolving credit facility is comprised of a revolving line of credit consisting of revolving loans and letters of credit up to $150 million to fund working capital needs. The Company’s availability under the revolving credit facility was $86.2 million as of September 30, 2006. As of September 30, 2006, the Company had $7.5 million of letters of credit outstanding and $52.5 million drawn under the facility.
     In April 2006, the Company obtained waivers from the lenders for certain defaults and events of default under the revolving credit facility relating primarily to previously due financial and business reports and, in connection with name changes of two subsidiaries, the perfection of security interests in collateral and notice requirements. As of September 30, 2006, the Company’s most recent quarterly compliance reporting date, the Company was in compliance with the covenants under the facility.

Eddie Bauer Holdings, Inc.
Notes to Consolidated and Combined Interim Financial Statements
(Unaudited)
($ in thousands, unless otherwise noted)
  Senior Secured Term Loan
     On June 21, 2005, Eddie Bauer, Inc. entered into a $300 million senior secured term loan agreement with various lenders, with JPMorgan Chase, N.A. as administrative agent. As of September 30, 2006, $275.3 million was outstanding under the term loan. In April 2006, in view of the Company’s expectation that it would not meet certain financial covenants contained in the term loan agreement, and to provide the Company with additional flexibility to pursue its turnaround strategy, the Company amended certain provisions of the term loan relating primarily to financial covenant ratios and operational covenants (including capital expenditures, permitted collateral sales and store openings/closings). In April 2006, in connection with the term loan amendment, the Company obtained waivers from the lenders for certain defaults and events of default under the term loan relating primarily to previously due financial and business reports and, in connection with name changes of two subsidiaries, the perfection of security interests in collateral and notice requirements. As a result of the term loan amendment, the interest rates were increased by 1.50% over what the prior agreement required, which rates will be reduced by 0.50% when the term loan balance is reduced below $225 million as a result of asset sales or voluntary prepayments from operating cash flow. The following description gives effect to this amendment.
     The term loan agreement includes mandatory prepayment provisions, including a requirement that 50% (reduced to 25% if the Company’s consolidated leverage ratio on the last day of the relevant fiscal year is not greater than 1.75 to 1.00) of any excess cash flows, as defined in the agreement and measured on an annual basis beginning December 31, 2005, be applied to repayment of the loan. The amount of such excess cash flows for the fiscal year ended December 31, 2005 required to be repaid was $21,000 and such amount was included within current portion of long-term debt on the Company’s consolidated balance sheet as of December 31, 2005. Payment of the $21,000 of excess cash flow was made on April 7, 2006.

Eddie Bauer Holdings, Inc.
Notes to Consolidated and Combined Interim Financial Statements
(Unaudited)
($ in thousands, unless otherwise noted)
     In accordance with the amended term loan agreement, interest on the loan is calculated as the greater of the prime rate or the federal funds effective rate plus one-half of one percent plus 2.50% to 3.25% in the case of a base rate loan, or LIBOR plus 3.50% to 4.25% in the case of Eurodollar loans, based upon the Company’s corporate credit rating issued from time-to-time by Moody’s and Standard & Poor’s, provided that interest on the loan will be increased by 0.50% until the date that the aggregate principal amount of the loans outstanding is less than $225 million as a result of asset sales or voluntary prepayments from operating cash flow. On September 30, 2006, the Company’s interest rate under the amended term loan included a LIBOR rate of 5.32% plus a margin of 4.25%, for a total interest rate of 9.57%.
     The financial covenants under the amended term loan include:
     The Company’s consolidated leverage ratio calculated on a trailing 12-month basis must be less than:
•	5.25 to 1.00 for the fiscal quarters ending September 30, 2006 and December 31, 2006;

•	4.00 to 1.00 for the fiscal quarter ending March 31, 2007;

•	2.50 to 1.00 for the next three fiscal quarters; and

•	thereafter being reduced on a graduated basis to 1.50 to 1.00 at March 31, 2009.
     In addition, the Company’s consolidated fixed charge coverage ratio calculated on a trailing 12-month basis must be greater than:
•	0.90 to 1.00 for the fiscal quarter ending September 30, 2006;

•	0.95 to 1.00 for the fiscal quarter ending December 31, 2006;

•	0.975 to 1.00 for the fiscal quarter ending March 31, 2007; and

•	thereafter increasing to 1.50 to 1.00 for the quarters ending June 30, 2007 through June 30, 2011.
     In addition to the financial covenants, the agreement limits the Company’s capital expenditures (net of landlord contributions) to $36 million in 2006, $45 million in 2007, $60 million in 2008, and $70 million in each of 2009, 2010 and 2011. Finally, there are additional covenants that restrict the Company from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in its capital stock; from entering into certain guarantees; from incurring debt beyond what is specified within the agreement; and other customary covenants. As of September 30, 2006, the Company’s most recent quarterly compliance reporting date, the Company was in compliance with the covenants under the amended term loan agreement. If the Company’s Fall/Holiday 2006 product offerings are not well received by consumers or business otherwise fails to improve or deteriorates, the Company may not be able to comply with the financial covenants in the future. In addition, the covenant relief the Company obtained as a result of the April 2006 amendment will expire after the first quarter of 2007 resulting in the reestablishment of the original terms related to the financial covenants, at which time the Company will need to renegotiate the covenants to ensure compliance or seek alternative financing.

Eddie Bauer Holdings, Inc.
Notes to Consolidated and Combined Interim Financial Statements
(Unaudited)
($ in thousands, unless otherwise noted)
(11) Derivatives
     The Company uses derivative instruments primarily to manage exposure to fluctuations in interest rates, to lower its overall costs of financing and to manage the mix of floating- and fixed- rate debt in its portfolio. The Company’s derivative instruments as of September 30, 2006 and December 31, 2005 included an interest rate swap agreement that the Company entered into in October 2005. In accordance with the requirements under the Company’s term loan, in October 2005, the Company entered into an interest rate swap agreement with a total notional value of $150,000, or 50% of the outstanding amount under its term loan as of that date. The notional amount of the interest rate swap totaled $148,125 and $149,250 as of September 30, 2006 and December 31, 2005, respectively. The interest rate swap agreement effectively converts 50% of the outstanding amount under the term loan, which is floating-rate debt to a fixed-rate by having the Company pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 4.665% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The interest rate swap agreement terminates in conjunction with the termination of the term loan in June 2011.
     The fair value of the interest rate swap was determined to be $1,710 and $787 as of September 30, 2006 and December 31, 2005, respectively, and was recorded in other assets on the consolidated balance sheet. The fair value of the interest rate swap was estimated based upon the present value of the future cash flows of the interest rate swap. Upon entering into the interest rate swap agreement, the Company did not contemporaneously designate the interest rate swap as a cash flow hedge of 50% of its senior term loan. The Company reassessed its hedging strategy and, in accordance with SFAS No. 133, the Company designated the interest rate swap as a cash flow hedge of 50% of its outstanding senior secured term loan effective January 1, 2006. No portion of the interest rate swap was excluded from the assessment of the hedge’s effectiveness. Because all critical terms of the derivative hedging instrument and the hedged forecasted transaction were not identical, the interest rate swap does not qualify for the “shortcut method” as defined in SFAS No. 133. On a quarterly basis, the Company will assess and measure the effectiveness of the cash flow hedge using the hypothetical derivative method. In performing its assessment as of September 30, 2006, the changes in cash flows of the actual derivative hedging instrument were within 80 to 125 percent of the opposite change in the cash flows of the hypothetical derivative instrument and therefore the Company concluded that the hedge was highly effective. Accordingly, the Company recorded the effective portion of the cash flow hedge, which totaled $922 as of September 30, 2006 within other comprehensive income (loss) on the Company’s balance sheet. No amount of the cash flow hedge was determined to be ineffective and therefore no amounts were recorded in the Company’s statement of operations for the three and nine months ended September 30, 2006. The amounts reflected in other comprehensive income will be reclassified into interest expense in the same period in which the hedged debt affects interest expense. The Company estimates that no amounts will be reclassified into interest expense within the next 12 months. No amounts were recognized in the statement of operations as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transaction will occur.
(12) Reorganization Items
     The net expense resulting from the Company’s Chapter 11 filings and subsequent reorganization efforts has been segregated from income and expenses related to ongoing operations in the combined statements of operations and included the following:

Predecessor
Six Months ended
July 2, 2005
Lease rejections	$2,749
Professional service fees	10,705
Asset impairment and other, net	232

$13,686

Eddie Bauer Holdings, Inc.
Notes to Consolidated and Combined Interim Financial Statements
(Unaudited)
($ in thousands, unless otherwise noted)
     There were no reorganization costs incurred subsequent to July 2, 2005.
     The lease rejection costs for the six months ended July 2, 2005 primarily represented the rejected leases from store closings. Professional service fees consisted primarily of financial, legal, real estate and other consulting services directly associated with the reorganization process that were incurred by Spiegel and charged to the Company (See Note 16) as well as professional service fees incurred directly by the Company.
     Other items for the six months ended July 2, 2005 primarily included a contract termination penalty for physical inventory count services.
(13) Income Taxes
     The Company’s income tax benefit for the three months ended October 1, 2005 was $(5,790) representing an effective tax rate of 37.4%. The effective tax rate and income tax benefit for the three months ended October 1, 2005 was less than the Company’s tax benefit based upon the Company’s U.S. statutory tax rate due to income generated on its Canadian operations which has a higher effective tax rate and non-deductible interest expense related to interest recorded on the Company’s securitization related receivables (see Note 9). The Company’s income tax expense for the combined nine months ended October 1, 2005 was $44,612 representing an effective tax rate of 45.3%. The effective tax rate for the combined nine months ended October 1, 2005 was higher than the Company’s U.S. statutory tax rate primarily due to non-deductible reorganization expenses recorded related to the Company’s bankruptcy proceedings for which no tax benefit was recorded and taxable income associated with the Company’s Canadian operations which has a higher effective tax rate than the Company’s U.S. operations.
     The Company’s income tax expense for the three and nine months ended September 30, 2006 was $55,560 and $84,230, respectively. Income tax expense for both the three and nine months ended September 30, 2006 included $52,662 of expense to increase the Company’s valuation allowance related to it NOLs. The increase to the Company’s valuation allowance during the third quarter resulted from a decrease in the estimated annual amount of NOL utilization allowed under the Internal Revenue Code’s Section 382 (see further discussion below). As discussed in Note 8, during the third quarter of 2006, the Company performed an updated valuation of its enterprise value and concluded that the Company’s enterprise value had declined. The Company expects that further restrictions on the utilization of its NOLs will apply to this period due to the likelihood of a change in ownership after certain trading restrictions on its common stock are lifted and accordingly, this decline in enterprise value resulted in a decrease in the amount of expected NOL utilization allowed for the years of 2008 through 2023. The lower NOL utilization during this period resulted in an increase in the estimated amount of NOLs that will expire and go unused. Accordingly, the Company increased its valuation allowance related to its NOLs. During the second quarter of 2006, the Company also increased its valuation allowance by $23,462 as the Company reassessed its long-range plan, which resulted in a decrease in the Company’s projected taxable income during 2006 and 2007 and an increase in the projected amounts of NOLs expected to expire unused. Excluding the impact of the income tax expense associated with the Company’s valuation allowance increases, the Company’s income tax expense for the nine months ended September 30, 2006 was $8,106, which primarily included income tax expense associated with the Company’s taxable income for its Canadian operations and tax expense associated with non-deductible foreign tax credits. The Company recognized no income tax benefit on the losses related to its U.S. operations as the tax benefits would increase the Company’s NOLs, which would require a full valuation allowance.
     Prior to the Company’s emergence from bankruptcy, the Company was included in the consolidated federal income tax return of Spiegel’s majority stockholder, Spiegel Holdings, Inc. During September 2006, Spiegel Holdings, Inc. (“Spiegel Holdings”) filed its federal income tax return for the 2005 period prior to the Company’s emergence from bankruptcy (January 1, 2005 to June 21, 2005). Included in this return, at the Company’s request, was Spiegel Holdings’ election under Section 382(l)(6) of the Internal Revenue Code. Section 382 limits the annual use of the Company’s NOL to the product of (i) the federal long-term interest rate multiplied by (ii) the market value of the Company at the time of the ownership change (e.g. as of June 21, 2005). The Section 382(l)(6) election by Spiegel Holdings had no impact to the Company’s required valuation allowance related to its NOLs, its results of operations or its financial condition as of September 30, 2006.
(14) Employee Benefit Plans
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
  Post-retirement Healthcare and Life Insurance Plans
     The Company, through the former Spiegel post-retirement plans, provides certain medical and life insurance benefits for eligible retired employees. The life insurance plan is closed and provides benefits for participants until death. The medical benefits continue until the earliest death or age 65. The retirement plan is a defined post-retirement health care and life insurance plan. Disclosures related to the Predecessor for periods prior to July 2, 2005 include the costs related only to the Eddie Bauer and DFS employees covered by the plans prior to the Company’s emergence from bankruptcy. Disclosures related to the Successor as of and subsequent to July 2, 2005 include the costs associated with all employees, including former Spiegel employees, covered by the plans.

Eddie Bauer Holdings, Inc.
Notes to Consolidated and Combined Interim Financial Statements
(Unaudited)
($ in thousands, unless otherwise noted)
     The components of the Company’s net periodic benefit cost related to its post-retirement healthcare and life insurance plans were as follows for the Successor for the three months ended September 30, 2006 and October 1, 2005 and nine months ended September 30, 2006 and the Predecessor for the six months ended July 2, 2005:

		Successor
	Successor	Three Months	Successor	Predecessor
	Three Months	ended	Nine Months	Six Months
	ended	October 1,	ended	ended
	September 30,	2005	September 30,	July 2,
	2006	(Restated)	2006	2005
Net benefit cost:
Service cost	$89	$87	$267	$123
Interest cost	141	137	424	88
Amortization of prior service cost	—	—	—	(47)
Recognized net actuarial (gain)/loss	—	—	—	17

Total expense (benefit)	$230	$224	$691	$181

     Contributions to the post-retirement benefit plans totaled $118 and $348 for the three and six months ended September 30, 2006, respectively. Contributions to the post-retirement benefit plans totaled $156 and $85 for the three months ended October 1, 2005 and six months ended July 2, 2005, respectively. In fiscal 2006, total contributions to the post-retirement benefit plans are expected to be $907.
  Pension Plan
     As discussed above, the Company assumed the costs and obligations associated with the former Spiegel pension plan upon the Company’s emergence from bankruptcy. Prior to the Company’s emergence from bankruptcy, certain employees of the Company participated in the Spiegel pension plan. During these periods, the combined statements of operations included an allocated management fee (See Note 16) for these employees and the related liabilities were included in the due to/from Spiegel. Accordingly, no periodic benefit cost is included below for the Predecessor.
     The components of the Company’s net periodic benefit cost related to the former Spiegel pension plan were as follows for the Successor for the three months ended September 30, 2006 and October 1, 2005 and nine months ended September 30, 2006:

	Successor	Successor	Successor
	Three Months	Three months	Nine Months
	ended	ended	ended
	September 30,	October 1,	September 30,
	2006	2005 (Restated)	2006

Net benefit cost:
Service cost	$—	$—	$—
Interest cost	731	731	2,193
Expected return on assets	(922)	(922)	(2,765)

Total expense (benefit)	$(191)	$(191)	$(572)

     The Company made no contributions to the pension plan during the three months ended September 30, 2006 and October 1, 2005 and nine months ended September 30, 2006 and does not expect to make contributions in 2006.
(15) Stock Based Compensation
     The impact of stock options and restricted stock units (RSUs) on net income (loss) was as follows:

	Successor	Successor
	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Stock option compensation expense	$374	$1,263
RSU compensation expense	1,368	6,838

Total equity based compensation expense	1,742	8,101
Tax impact	—	—

Reduction in net income (loss), net of tax	$1,742	$8,101
     Unrecognized compensation costs related to stock options and RSUs totaled approximately $3,603 and $11,615 as of September 30, 2006, which are expected to be recognized over a weighted average period of 2.0 and 1.8 years, respectively. No cash was received from stock option exercises during the nine months ended September 30, 2006.

Eddie Bauer Holdings, Inc.
Notes to Consolidated and Combined Interim Financial Statements
(Unaudited)
($ in thousands, unless otherwise noted)
     On February 7, 2006, the Company granted 15,765 RSUs and options to acquire 5,775 shares at an exercise price of $14.35 to a new officer of the Company.
     On November 3, 2005, the Company approved RSU awards totaling 1,014,240 to certain officers and employees of the Company and non-employee directors. The RSUs vest over three years, of which the first vesting period ended July 1, 2006. Of the 1,104,240 RSU awards approved, 59,475 were forfeited prior to the first vesting date. Due to the fact that the Company’s officers and employees and non-employee directors were subject to a blackout period and therefore unable to sell shares of common stock underlying their vested RSUs as of the first vesting date, the Company provided the officers, employees and non-employee directors the option to postpone the issuance of the shares of common stock underlying their vested RSUs until October 2, 2006. A second deferral period was offered to December 20, 2006 as a result of the fact that the officers, employees and non-employee directors were still subject to a blackout period as of October 2, 2006. Of the 318,247 RSUs which vested effective July 1, 2006, 21,503 shares of common stock underlying vested RSUs were issued effective July 18, 2006 and 7,475 shares of common stock underlying vested RSUs were issued effective October 2, 2006. Issuance was postponed for the remaining 289,269 shares of common stock underlying RSUs. Compensation expense related to all RSUs which vested July 1, 2006 was recognized prior to that date. In accordance with SFAS No. 123(R), the postponement modifications did not result in any additional compensation expense because the fair value of the RSUs as of the dates on which the postponements were offered was less than the fair value of the RSUs as the grant date.
     As discussed in Note 19, on November 13, 2006, the Company announced that it had entered into a merger agreement that provides that all outstanding shares of the Company’s common stock would be converted into the right to receive $9.25 per share in cash upon closing of the transaction. Under the terms of the merger agreement, upon closing of the transaction, each outstanding stock option and RSU would become immediately vested and for each stock option, each holder would receive the excess, if any, of $9.25 over the exercise price of such option and for each RSU, each holder would receive $9.25 per share in cash of common stock underlying each RSU. As of September 30, 2006, there were no stock options outstanding with an exercise price below $9.25.
(16) Affiliated Company Transactions
     The due to/from parent account with Spiegel and its subsidiaries resulted principally from management fees, including other general and administrative costs allocated to the Company, the operating expenses of DFS, SGTS, and the IT Group which were charged to other Spiegel affiliates, and centralized cash management, including the settlement of income tax payments. Management fees charged by Spiegel to the Company were $1,328 for the six months ended July 2, 2005. The management fees primarily included payroll and benefits related expenses and other direct expenses of corporate functions (e.g. legal, human resources, finance, tax, treasury, etc.) performed by Spiegel which supported the Eddie Bauer operations, as well as Spiegel’s subsidiaries Newport News and Spiegel Catalog, prior to their sale by Spiegel. Spiegel allocated 100% of its corporate function costs to the three operating subsidiaries. The payroll and other direct charges were apportioned based upon a shared allocation percentage derived for each operation. The management fee allocation also included other general and administrative expenses, which were allocated based upon a percentage of net sales of each operation. As the management fee allocation primarily included payroll and benefits related expenses and other third-party costs, the Company believes that such allocations are reasonable and approximate the costs that would have been incurred had the Company been a stand-alone entity. No management fees were allocated from Spiegel subsequent to July 2, 2005.
     Spiegel also charged the Company $7,837 for reorganization costs incurred on behalf on the Company for the six months ended July 2, 2005. Reorganization expenses were allocated based upon the percentage of net sales of each merchant business. See Note 12 for further discussion of the Company’s reorganization costs.
(17) Related Party Transactions
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
     The dollar amounts and percentages of total product sourced by EBI and EBI Americas for the Company during the six months ended July 2, 2005 were as follows:

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
     In March 2002, the Company entered into a Vendor Payment Services Agreement with Otto International Hong Kong Limited (“OIHK”), the parent company of EBI and a former affiliate of Spiegel, to facilitate the payment process on certain goods sourced through Asia. The duration of the agreement was for one year, automatically continuing unless terminated by either party with three months written notice. Under the terms of the agreement, the Company has open account terms with various vendors in certain countries in Asia. OIHK pays these vendors the purchase price for goods, less a volume discount and transaction fee, typically within seven days of receiving the commercial invoice and shipping documents. Under the terms of the agreement, the Company was required to reimburse OIHK within 30 days of the vendor invoice date. Since the bankruptcy filing, the Company has prepaid OIHK upon receipt of documents, generally two to three days before OIHK remits payment to the vendor. Approximately $106,300 of the Company’s inventory purchases were sourced through EBI under this agreement with OIHK for the six months ended July 2, 2005.
(18) Commitments, Guarantees and Contingencies
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
(19) Subsequent Event
     On November 13, 2006, the Company announced that it had entered into a merger agreement with Eddie B Holding Corp., a company owned by affiliates of Sun Capital Partners, Inc. and Golden Gate Capital. Under the terms of the merger agreement, which was approved by the Company’s board of directors, all of the Company’s outstanding shares of common stock would be converted into the right to receive $9.25 per share in cash upon closing of the transaction. The transaction is subject to approval by the Company’s shareholders and other closing conditions, including anti-trust clearance as required under the Hart-Scott-Rodino Antitrust Improvements Act.

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
As of September 30, 2006, we operated 389 stores, consisting of 275 retail stores and 114 outlet stores in the U.S. and Canada. For the quarter and nine months ended September 30, 2006, we had 7.4 million and 24.2 million visits, respectively, to our two websites and circulations of approximately 14.9 million and 56.6 million copies, respectively, of our catalogs. Beginning with our 2006 Fall Resource catalog, we began mailing catalogs to retail only customers in place of previous post cards or other direct mail pieces. We believe that catalog mailings will drive sales to our retail channel more effectively than the previous mailings to retail only customers. The catalog circulation numbers reflect approximately 1 million catalogs mailed to retail only customers during the quarter ended September 30, 2006.
In addition, we are minority participants in joint venture retail operations in Japan and Germany. As of September 30, 2006, Eddie Bauer Japan operated 39 retail stores and nine outlet stores, distributed eight major catalogs annually and operated a website located at www.eddiebauer.co.jp and Eddie Bauer Germany operated seven retail stores and two outlet stores, distributed eight major catalogs annually and operated a website located at www.eddiebauer.de. We also license our Eddie Bauer name to various consumer product manufacturers and other retailers whose products complement our modern outdoor lifestyle brand image.
We design and source almost all of our clothing and accessories that we sell through our stores and direct sales channel. Although we do not manufacture any of our products, each of our vendors must comply with our Global Labor Practices Program that includes prohibitions against forced labor, child labor, harassment and abuse. Our sourcing and logistics infrastructure is designed to provide the timely distribution of products to our customers and stores, and our customer call center is designed to deliver a consistently high level of customer service. During Holiday 2006, we anticipate entering into a pilot program to outsource our increased Holiday call volume to a third party customer service provider. We believe that outsourcing this increased call volume will allow us to increase operational flexibility while maintaining the high level of customer service that we believe our customers expect.
Recent Developments and Initiatives
Merger Agreement
     On November 13, 2006, we announced that we had entered into a merger agreement with Eddie B Holding Corp., a company owned by affiliates of Sun Capital Partners, Inc. and Golden Gate Capital. Under the terms of the merger agreement, and subject to approval by stockholders, we anticipate that our outstanding shares of common stock would be converted into the right to receive $9.25 per share in cash upon the closing of the transaction. We believe that the transaction will provide us with the additional resources and time necessary to execute our turnaround strategy. We anticipate calling a meeting of our stockholders to consider the merger agreement in the near future. Until the consummation, if any, of the transaction, we intend to continue to operate the business and implement initiatives in substantial conformance with our previously announced plans.
Initiatives
We are committed to turning our business around and revitalizing Eddie Bauer, by continuing to implement previously announced initiatives, by implementing new initiatives that we were not able to undertake until our emergence from bankruptcy and by actively changing initiatives that are not performing to expectations. Although we believe our strategies will help stabilize our business in the long term, this process comes with significant risks and challenges and will take time. As a result, even if we are successful, we may not see improvements in our results of operations in the near term. For example, we substantially redesigned our Fall/Holiday 2006 line to focus on more traditional offerings steeped in our outdoor heritage.

Merchandise Strategy
Our primary focus with the 2006 Fall/Holiday line has been to re-align the offering with the needs and preferences of our 30-54 year-old core customers, including:
•	re-setting the styling, fit and construction of our products, while leveraging the brand’s unique outdoor heritage as a point of differentiation,

•	returning to a color palette that emphasizes Eddie Bauer’s tradition of rich, textured and natural colors inspired by the outdoors,

•	increasing emphasis on down outerwear and accessories as we seek to capitalize on our success in Holiday 2005 in these classifications as well as our reputation as one of the world’s most recognized outerwear brands, and

•	modifying pricing in certain areas to improve the price/value equation for our customers.
Much of the early third quarter sales were driven by clearance sales of first half product, which accounted for more than 50% of sales volume in July and August. While the first items from the Fall/Holiday collection started arriving in stores earlier in the third quarter, Fall/Holiday products did not constitute the substantial majority of available product in stores until after the Labor Day holiday. Overall, comparable store sales declined by 1.5% during the quarter ended September 30, 2006. However, comparable store sales during the month of September increased by 5.9%, driven, in part, by a higher level of promotional activity than in the same period in the previous year, reversing a trend of negative comparable sales results during the first eight months of fiscal 2006. Comparable store sales for the fourth quarter through November 11, 2006 increased by 1.6%, representing a moderation of the trend seen in September. However, in contrast to the same period in 2005, we did not engage in the same extensive discounting or promotions during October and early November. Merchandise sales related to our direct business totaled $35.6 million for the fourth quarter through November 11, 2006, representing an increase of $0.1 million versus the prior year period.
We made significant changes in the construction and fits in our Eddie Bauer stores and direct pant business in both Men’s and Women’s categories aimed at improving the appeal and functionality of our line and ran a promotion in September to promote these changes. Initial customer reactions to these changes and promotional efforts appear favorable with sales in these categories tracking above the previous year’s disappointing results. We anticipate that product with similarly revised construction and fit will be introduced gradually in our Eddie Bauer Outlet stores over the next year. The Fall/Holiday collection reflects a move to more traditional colors in our basic offerings. These styles do not change radically from year to year, so color is a key point of distinction for these products versus the previous year. The majority of basic offerings have been performing at or near our expectations during the first two months of availability. However, woven shirts sales continue to exhibit weakness across all channels in Men’s and Women’s. We also are attempting to build on our success in the down outerwear category last year by offering more lightweight and embroidered down products in Women’s outerwear and providing more classically-styled down products in Men’s outerwear. We have increased inventories in down categories where we had insufficient inventory in the previous year. Initial results in the down category have been encouraging, with sales trending above the previous year. We will continue to closely monitor sales data and customer feedback to determine where additional improvements in our offerings can be made.
To support the Fall/Holiday products, we have redirected our catalog and store merchandising to present more product-specific marketing, including a product-focused advertising campaign that we launched in the November and December issues of key magazines that we believe our customers read, and a stronger emphasis on gift giving. We believe that the reduced emphasis on wardrobing (i.e., presentation of products as unified outfits) in the Fall/Holiday sales materials and displays has contributed to improved customer response, particularly in the Men’s categories where this revised approach was emphasized. In addition, our recent catalogs have featured a model group that is more age appropriate for our target demographics and a greater emphasis on individual product images to enhance the ability of customers to evaluate fit and finish. While initial results from a number of categories in our redesigned Fall/Holiday offerings have been generally favorable, some categories have not yet performed to expectations and the collection’s performance through the entire Fall/Holiday season is not yet known.
Loyalty Program
On September 6, 2006, we launched our first full-scale loyalty program, Eddie Bauer Friends, for Eddie Bauer customers based on the results of a limited pilot program that we had tested since mid-2004. Customers may enroll in the program via our stores, catalog call centers or at www.eddiebauerfriends.com. The loyalty program allows customers in the United States to accrue points that may be redeemed for Eddie Bauer reward certificates or used toward acquiring special Eddie Bauer merchandise at www.eddiebauerfriends.com. For every dollar spent on Eddie Bauer products, a member of the loyalty program receives loyalty points. Members who hold Eddie Bauer credit cards are eligible for bonus points. Members who hold Eddie Bauer credit cards are also eligible to participate in exclusive online auctions for special items, such as outdoor vacations, resort getaways, electronics, day spa retreats and more, using their points. The full terms and conditions of the loyalty program are available at www.eddiebauerfriends.com. As of November 4, 2006, approximately 700,000 customers have enrolled in our loyalty program.

We intend to evaluate the performance of the program on an on-going basis. We believe that the program will be a valuable tool in driving customer purchases and fostering customer loyalty while facilitating our ability to track and market to our customers.
Real Estate
During the third quarter of fiscal 2006, we opened eight new retail stores and six new outlet stores and closed no retail or outlet stores. All eight new retail stores were within 15% of our model store size of 5,500 square feet. During the first three quarters of fiscal 2006, we opened 11 new retail stores and seven new outlet stores and closed 28 retail stores and one outlet store. In the fourth quarter of fiscal 2006, we intend to open approximately five new retail stores and one new outlet store and do not expect to close any additional stores. We financed the opening of the new stores and intend to finance additional store openings through cash provided by operations and our revolving credit facility. We estimate that capital expenditures to open a store will approximate $0.9 million and $0.5 million per store for retail and outlet stores, respectively. In substantially all instances, this capital investment is funded partially by the landlords of leased sites. The portion funded by landlords ranges from 25% to 50%. The number of stores we ultimately open during any given year will depend on our ability to obtain suitable locations on favorable terms, our working capital, general economic conditions, and the terms of our debt agreements. In addition to closing under-performing stores and opening new stores, our strategy includes right-sizing our existing stores, mainly through down-sizing. In addition, during the remainder of 2006 and the first half of 2007, we expect to complete the build-out of our space at our new leased headquarters currently under construction at Lincoln Square in Bellevue, Washington, in anticipation of our relocation planned for summer of 2007.
Outlook
To increase our profitability and generate cash for future growth, we will need to increase our net sales in our stores and through our direct channel. Improvement in our gross margins and profitability also depends upon our ability to source our products at cost effective prices, control our transportation and energy costs and reduce our need for inventory mark-downs. A continued increase in energy costs may result in higher costs of sales expenses and lower gross margins due to higher utilities-related costs of our retail stores and distribution centers, increased inbound shipping costs and higher freight costs related to shipping products to our retail stores. Our selling, general and administrative expenses may also be adversely impacted by higher energy costs due to increased shipping expenses related to the direct sales to our customers. Third party carriers may alter their transportation networks or otherwise make changes increasing our costs for delivering product to the consumer. Finally, higher energy costs may result in fewer customer visits to our retail and outlet stores. Additionally, our ability to control store occupancy and buying costs and efficiently manage our back-end operations and fixed costs will also impact our future gross margins and profitability. We intend to continue to reduce the number of vendors from which we source our product in order to attain volume pricing and more consistent quality. Despite our strategy to design products that appeal to our target customers, changes in customer preferences or demand or lack of customer response to these designs could result in increased costs and lower margins if we are again required to increase our inventory markdowns or redesign our product offerings.

Third Quarter Overview
     Compared to the same quarter in the prior year, net merchandise sales for the third quarter of 2006 were down $5.4 million, or approximately 2.7%, and comparable store sales declined by 1.5%. Our gross margin and gross margin percentage for the third quarter of 2006 were $60.8 million and 30.5%, down from $66.4 million and 32.4% in the prior year quarter. Decreased sales in both our retail and direct channels and a $117.6 million goodwill impairment charge recorded during the quarter, resulted in an increase in our operating loss of $123.9 million for the third quarter of 2006, versus the prior year period. If customer purchases lag our expectations, we will continue to experience decreased net sales and comparable store sales and lower gross margins and profits. We anticipate that the first substantial impact of our product-related initiatives will be felt in the fourth quarter of fiscal 2006. As discussed above, while elements of our 2006 Fall/Holiday collection began arriving in our stores earlier in the third quarter, Fall/Holiday products did not constitute the substantial majority of store inventory until after the Labor Day holiday. Preliminary results have been mildly positive. After experiencing negative comparable sales for twelve of the past thirteen months, comparable stores sales increased 5.9% for the month of September, the first full month of sales of our 2006 Fall/Holiday collection driven, in part, by a higher level of promotional activity than in the same period in the previous year. For the fourth quarter through November 11, 2006, comparable store sales increased by 1.6%. However, in contrast to the same period in 2005, we did not engage in the same extensive discounting or promotions to move product during this period.
RESULTS OF OPERATIONS
     The following is a discussion of our results of operations for the three and nine months ended September 30, 2006 and October 1, 2005. We refer to the entities prior to emergence from bankruptcy as the “Predecessor” and to the emerged entities as the “Successor.” The Predecessor consists of Eddie Bauer, Inc., DFS, the IT Group and Saint John. The Successor consists of Eddie Bauer Holdings, Eddie Bauer, Inc., FSAC, SAC, EBFS (formerly DFS), EBCS (formerly SGTS), EBIT and the obligations associated with Spiegel’s former pension and other post-retirement plans that were assumed by Eddie Bauer Holdings. For purposes of the discussion below, the nine months ended October 1, 2005 includes the combined results of the Predecessor for the six months ended July 2, 2005 and the results of the Successor for the three months ended October 1, 2005.
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

     Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended October 1, 2005
     The following financial information reflects our results of operations for the three and nine months ended September 30, 2006 and October 1, 2005:

	Successor	Successor		Successor	Combined
	Three	Three		Nine	Nine
	Months ended	Months ended		Months ended	Months ended
	September 30,	October 1, 2005		September 30,	October 1, 2005
	2006	(Restated)	Change	2006	(Restated)	Change
	($ in thousands except earnings per share)
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Statement of Operations Information:

Net sales and other revenues	$211,285	$217,339	$(6,054)	$631,528	$683,062	$(51,534)
Costs of sales, including buying and occupancy	138,536	138,347	189	402,426	397,883	4,543
Impairment of indefinite-lived intangible assets	117,584	—	117,584	117,584	—	117,584
Selling, general and administrative expenses	89,307	89,235	72	282,202	274,460	7,742

Total operating expenses	345,427	227,582	117,845	802,212	672,343	129,869
Operating income (loss)	(134,142)	(10,243)	(123,899)	(170,684)	10,719	(181,403)
Interest expense	(7,208)	(5,257)	(1,951)	(19,448)	(6,018)	(13,430)
Other income	555	559	(4)	2,090	559	1,531
Equity in earnings (losses) of foreign joint ventures	(1,230)	(555)	(675)	(2,330)	(650)	(1,680)

Income (loss) from continuing operations before reorganization items and income tax expense (benefit)	(142,025)	(15,496)	(126,529)	(190,372)	4,610	(194,982)
Gain on discharge of liabilities	—	—	—	—	(107,559)	107,559
Reorganization costs and expenses, net	—	—	—	—	13,686	(13,686)

Income (loss) from continuing operations before income tax expense (benefit)	(142,025)	(15,496)	(126,529)	(190,372)	98,483	(288,855)
Income tax expense (benefit)	55,560	(5,790)	61,350	84,230	44,612	39,618

Income (loss) from continuing operations	(197,585)	(9,706)	(187,879)	(274,602)	53,871	(328,473)
Loss from discontinued operations, net of tax	—	(287)	287	(534)	(2,948)	2,414

Net income (loss)	$(197,585)	$(9,993)	$(187,592)	$(275,136)	$50,923	$(326,059)

	Successor	Successor		Successor	Combined
	Three	Three		Nine	Nine
	Months ended	Months ended		Months ended	Months ended
	September 30,	October 1, 2005		September 30,	October 1, 2005
	2006	(Restated)	Change	2006	(Restated)	Change
	($ in thousands except earnings per share)
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Basic and Diluted Earnings Per Share Information:

Loss from continuing operations per share	$(6.58)	$(0.32)	n/a	$(9.15)	n/a	n/a
Loss from discontinued operations per share	$—	$(0.01)	n/a	$(0.02)	n/a	n/a
Net loss per share	$(6.58)	$(0.33)	n/a	$(9.17)	n/a	n/a
Weighted average shares used to complete basic and diluted earnings per share	30,009,214	29,998,538	n/a	29,997,591	n/a	n/a

Operating Information:

Percentage increase (decrease) in comparable store sales	(1.5)%	(4.3)%	n/a	(5.6)%	0.7%	n/a
Number of retail stores:
Open at beginning of period	267	279	n/a	292	304	n/a
Opened during the period	8	3	n/a	11	3	n/a
Closed during the period	0	2	n/a	28	27	n/a
Open at the end of the period	275	280	n/a	275	280	n/a

Number of outlet stores:
Open at beginning of period	108	103	n/a	108	101	n/a
Opened during the period	6	1	n/a	7	4	n/a
Closed during the period	0	—	n/a	1	1	n/a
Open at the end of the period	114	104	n/a	114	104	n/a

Gross margin	$60,776	$66,404	$(5,628)	$189,085	$242,882	$(53,797)
Gross margin %	30.5%	32.4%	(1.9%)	32.0%	37.9%	(5.9%)

Capital expenditures	$11,935	$15,790	$(3,855)	$30,859	$24,431	$6,428
Depreciation and amortization	$13,660	$13,013	$647	$41,166	$29,184	$11,982

Revenues
     Total revenues for the three and nine months ended September 30, 2006 were $211.3 million and $631.5 million, respectively. Total revenues for the three months ended September 30, 2006 included $199.3 million of net merchandise sales, $7.3 million of shipping revenues, $3.2 million of licensing revenues, $1.4 million of foreign royalty revenues and $0.1 million of other revenues. Our total revenues for the three months ended September 30, 2006 decreased $6.1 million, or 2.8% from the prior year, and included a $5.4 million decline in our net merchandise sales, a $0.2 million, or 2.9%, decrease in our shipping revenues resulting from the 3.6% decline in sales in our direct channel, a $0.4 million decrease in our licensing and royalty revenues and a $0.1 million decrease in other revenues. Total revenues for the nine months ended September 30, 2006 included $591.5 million of net merchandise sales, $24.0 million of shipping revenues, $11.0 million of licensing revenues, $4.6 million of foreign royalty revenues and $0.4 million of other revenues. Our total revenues for the nine months ended September 30, 2006 decreased $51.5 million, or 7.5% from the prior year, and included a $49.3 million decline in our net merchandise sales, a $2.1 million, or 8.0%, decrease in our shipping revenues resulting from the 6.8% decline in sales in our direct channel, a $0.3 million decrease in other revenues and a $0.2 million increase in our foreign joint venture royalty revenues.
     Net merchandise sales for the three months ended September 30, 2006 of $199.3 million included $149.5 million of sales from our retail and outlet stores and $49.8 million of sales from our direct channel. The $5.4 million, or 2.7%, decrease in net merchandise sales versus the prior year period included a $3.6 million decrease in net sales from our retail and outlet stores and a $1.8 million decrease in our direct sales. Net merchandise sales for the nine months ended September 30, 2006 of $591.5 million included $429.2 million of sales from our retail and outlet stores and $162.3 million of sales from our direct channel. The $49.3 million, or 7.7%, decrease in net merchandise sales versus the prior year period primarily included a $37.4 million decrease in net sales from our retail and outlet stores and an $11.8 million decrease in our direct sales. Non-comparable store sales, which includes sales associated with new, closed and non-comparable remodeled stores, declined $1.8 million and $16.8 million for the three and nine months ended September 30, 2006, respectively. The decline in retail and outlet sales, as well as our direct channel, was primarily due to a continuation of the trend we saw in the third and fourth quarters of fiscal 2005 and first half of 2006. This trend was a result of weak customer demand due to poor customer reaction to the significant changes in the merchandise collection introduced in the fall of fiscal 2005. As discussed above, management has taken actions to design, source and merchandise products intended to re-capture the interest of our core customer and reverse the downward sales trends. These actions, which began during the fourth quarter of 2005, were undertaken after the poor customer reaction became clear and they continued to be implemented through mid-2006 culminating in the introduction of our 2006 Fall/Holiday products beginning during the third quarter. However, because the bulk of the 2006 Fall/Holiday products did not become available until after the Labor Day holiday, we expect that the impact of these correction initiatives will be primarily reflected in the financial statements in the fourth quarter of fiscal 2006. Preliminary results, based upon sales during the month of September and the fourth quarter through November 11, 2006, have been mildly positive. Merchandise sales from our retail and outlet stores also declined for the nine months ended September 30, 2006 due to fewer stores open during the first half of 2006 (373 and 375 total retail and outlet stores at the end of the first and second quarters of 2006, respectively) versus the first half of 2005 (381 and 382 total retail and outlet stores at the end of the first and second quarters of 2005, respectively). Comparable store sales declined 1.5%, or $1.9 million, and 5.6%, or $20.6 million for the three and nine months ended September 30, 2006, respectively. However, after experiencing negative comparable sales for the first eight months of 2006, comparable stores sales increased 5.9% for the month of September, the first full month of sales of our 2006 Fall/Holiday collection, driven, in part, by a higher level of promotional activity than in the previous year.
Gross margin and gross margin %
     Our gross margin equals net merchandise sales less costs of sales and totaled $60.8 million and $189.1 million for the three and nine months ended September 30, 2006, respectively, representing decreases of $5.6 million and $53.8 million versus the three and nine months ended October 1, 2005, respectively. Gross margin percentages for the three and nine months ended September 30, 2006 declined to 30.5% and 32.0%, respectively, down from gross margin percentages of 32.4% and 37.9% for the three and nine months ended October 1, 2005, respectively, due primarily to lower sales on similar fixed costs and the effects of higher levels of markdowns taken in order to drive merchandise sales in 2006.
     We record our warehousing and distribution expenses (excluding occupancy costs related to our warehouses) and shipping costs within selling, general and administrative expenses, and as a result, our gross margin and gross margin percentages may not be comparable to those of other retailers. Our warehousing and distribution expenses reflected in selling, general and administrative expenses for the three and nine months ended September 30, 2006 were $6.8 million and $22.7 million, respectively. Our warehousing and distribution expenses reflected in selling, general and administrative expenses for the three and nine months ended October 1, 2005 were $7.2 million and $26.9 million, respectively. Decreases in our warehousing and distribution expenses for both the three and nine months ended September 30, 2006 versus the prior year periods were due to the elimination of a leased distribution facility which we closed in October 2005. Our shipping costs reflected in selling, general and administrative expenses for the three and nine months ended September 30, 2006 were $4.4 million and $14.6 million, respectively. Our shipping costs reflected in selling, general and administrative expenses for the three and nine months ended October 1, 2005 were $4.2 million and $13.8 million, respectively. The increases were due primarily to shipping rate increases and to a lesser extent from higher volumes.

     Costs of sales for the three months ended September 30, 2006 totaled $138.5 million, which represented an increase of $0.2 million from our costs of sales of $138.3 million for the three months ended October 1, 2005. The increase in our costs of sales for the three months ended September 30, 2006 resulted primarily from a $0.5 million increase in our buying costs driven by higher professional services fees and benefits-related expenses and approximately $0.6 million of expense associated with the customer loyalty program which we launched during the third quarter. These increases were partially offset by a $0.5 million decrease in our merchandise costs and a $0.2 million decrease in our occupancy costs. Occupancy costs declined as a result of lower amortization of leasehold improvements, which were partially offset by an increase in rent expense. Costs of sales as a percentage of our net merchandise sales for the three months ended September 30, 2006 were 69.5%, up from 67.6% in the prior year quarter. Costs of sales as a percentage of net merchandise sales increased 1.9 percentage points as merchandise costs, occupancy costs, buying costs and customer rewards program expenses increased 0.9, 0.4, 0.3 and 0.3 points as a percentage of net merchandise sales, respectively, versus the prior year.
     Costs of sales for the nine months ended September 30, 2006 totaled $402.4 million, which represented an increase of $4.5 million from our costs of sales of $397.9 million for the nine months ended October 1, 2005. The increase in our costs of sales for the nine months ended September 30, 2006 resulted from higher amortization expense of $4.6 million associated with the intangible assets we recorded in conjunction with our fresh start accounting upon our emergence from bankruptcy, $6.7 million and $1.5 million increases in our occupancy and buying costs, respectively, and $1.1 million of expenses associated with our customer loyalty program. These increases were partially offset by a $9.1 million decrease in our merchandise costs. The $6.7 million increase in our occupancy costs included higher amortization of our leasehold improvements of $5.5 million (which included higher amortization associated with the fair value adjustments we recorded in conjunction with our fresh start accounting upon our emergence from bankruptcy) and a $2.8 million increase in rent expense, partially offset by decreases of approximately $0.8 million and $0.7 million related to store utilities and maintenance and real estate and property taxes. The $1.5 million increase in our buying costs resulted from higher salaries and benefits-related expenses and increased professional service fees. Costs of sales as a percentage of our net merchandise sales for the nine months ended September 30, 2006 were 68.0%, up from 62.1% in the prior year period. This increase was primarily driven by higher merchandise costs, occupancy costs, intangible amortization and buying costs of 2.0, 2.5, 0.8 and 0.4 points as a percentage of net merchandise sales, respectively, versus the prior year.
Selling, general and administrative expenses
     SG&A expenses for the three and nine months ended September 30, 2006 were $89.3 million and $282.2 million, respectively, representing increases of $0.1 million and $7.7 million, respectively, from the prior year periods. SG&A expenses as a percentage of net merchandise sales for the three and nine months ended September 30, 2006 were 44.8% and 47.7%, respectively, up from 43.6% and 42.8%, respectively, in the prior year periods. The increase in SG&A expenses as a percentage of our net merchandise sales for both the third quarter and year-to-date periods reflects the spreading of our fixed costs over our declining merchandise sales. The $0.1 million increase in SG&A expense for the three months ended September 30, 2006 included an approximately $1.5 million increase in professional services fees and legal expenses (resulting from being a stand-alone company and our evaluation of strategic alternatives), a $1.7 million increase in stock-based compensation expense (none recorded in 2005), an approximately $1.2 million increase in marketing-related and internet advertising costs and an approximately $0.3 million increase in depreciation and amortization expenses. Additionally, the three months ended October 1, 2005 included a $0.8 million one-time refund credit. Offsetting these increases was an approximately $2.0 million decrease in our catalog production costs and direct mail circulation costs, an approximately $1.8 million decrease in incentive-related expenses, an approximately $0.8 million decrease in expenses related to our distribution facility and approximately $0.8 million decrease in travel expenses as a result of cost cutting efforts.
     The $7.7 million increase in SG&A expense for the nine months ended September 30, 2006 included an approximately $6.4 million increase in professional services fees and legal expenses (resulting from being a stand-alone company and our evaluation of strategic alternatives), an $8.1 million increase in stock-based compensation expense (none recorded in 2005), an approximately $2.5 million increase in depreciation and amortization expenses and a $0.8 million increase in our shipping costs as discussed above. Additionally, the three months ended October 1, 2005 included $5.1 million of credits associated with adjustments related to pre-bankruptcy petition claims and one-time refund credits. Offsetting these increases was an approximately $7.8 million decrease in incentive-related expenses, an approximately $3.9 million decrease in expenses related to our distribution facility due to the elimination of the leased distribution facility which we closed in October 2005, an approximately $3.2 million decrease in our catalog production costs due to fewer catalogs produced and fewer pages than the prior year, and an approximately $1.1 million decrease in travel expenses as a result of cost cutting efforts.

Impairment of indefinite-lived intangible assets
          As a result of interactions with the Company’s investment bankers, preliminary indications of interest received from various third parties during the process of evaluating various strategic alternatives, including a possible sale of the Company and the significant decline in our common stock trading value during the third quarter of 2006, we determined that it was more likely than not that the fair value of our enterprise was below its carrying value. Accordingly, in accordance with SFAS No. 142, we completed impairment tests for our indefinite-lived intangible assets, including our goodwill and trademarks, during the third quarter of 2006.
          Our impairment evaluations were performed with the assistance of an independent valuation firm. The evaluations of both goodwill and trademarks included reasonable and supportable assumptions and projections and were based on estimates of projected future cash flows. We experienced lower than anticipated sales during the second half of 2005 and year-to-date periods of 2006, indicative of a weaker than expected response by our customers to our merchandise collection. These projections assume that we successfully introduce merchandise assortments that appeal to our core customer tastes and preferences and respond to future changes in customer style preferences in a timely and effective manner. These estimates of future cash flows are based upon our experience, historical operations of our stores, catalogs and Internet sites, estimates of future profitability and economic conditions. Future estimates of profitability and economic conditions require estimating such factors as sales growth, employment rates and the overall economics of the retail industry for up to twenty years in the future, and are therefore subject to variability, are difficult to predict and in certain cases, beyond our control. The assumptions utilized by management were consistent with those developed in conjunction with our long-range planning process. If the assumptions and projections underlying these evaluations are not achieved, or should we ultimately adopt and pursue different long-range plans, the amount of the impairment could be adversely affected. Accordingly, there can be no assurance that there will not be additional impairment charges in the future based on future events and that the additional charges would not have a materially adverse impact on our financial position or results of operations.
          The fair value of our trademarks was determined using the discounted present value of estimated future cash flows, which included a long-term growth rate of 3.5% and a discount rate of 17.5% and was estimated to be $185 million, equal to the net book value for our trademarks. Accordingly, no impairment charge was recorded during the third quarter of 2006 related to our trademarks.
          The fair value of our enterprise value for purposes of our goodwill impairment test was estimated primarily using a discounted cash flow model and was further supported by valuations using market comparables and market transactions for other retail companies and also by our common stock trading value. The premise of the discounted cash flow model was based upon our internal plans related to the future cash flows of our primary assets. The discounted cash flow valuation used a discount rate of 14.5%, which represented our weighted average cost of capital and an expected growth rate of 3.5%. In order to assess our fair value in its entirety, following the calculation of the discounted cash flows of our primary assets, the book value of our interest-bearing debt was deducted and the fair values of the assets not contributing to the discounted cash flows of our primary assets, including our net operating loss carryforwards, were added to derive the fair value of our total net assets. Upon completion of step one of the goodwill impairment test, our estimated fair value was less than the carrying value of our net book value and long-term debt. Accordingly, we completed step two of the goodwill impairment test, which included comparing our implied fair value with the carrying amount of our goodwill. Upon completion of step two of the goodwill impairment test, we recorded an impairment loss of $117.6 million related to our goodwill. The decline in our fair value since our fresh start reporting date of July 2, 2005 was due principally to the lower than projected revenues and gross margins.
     As discussed above, on November 13, 2006, we announced that we had entered into a merger agreement, such that all outstanding shares of our common stock would be converted into the right to receive $9.25 per share in cash upon closing of the transaction. The merger agreement was signed subsequent to September 30, 2006, and the transaction is subject to stockholder approval and other closing conditions, including anti-trust clearance as required under the Hart-Scott-Rodino Act.
Equity in earnings (losses) of foreign joint ventures
     Losses of foreign joint ventures for the three and nine months ended September 30, 2006 were $1.2 million and $2.3 million, respectively. Losses for the three and nine months ended September 30, 2006 included losses related to Eddie Bauer Germany of $0.9 million and $2.4 million, respectively. Our German joint venture continued to experience weak retail sales due partially to a continued poor apparel retail market in Germany and due to the continued failure of the Eddie Bauer brand to significantly drive German customer sales. Our German joint venture is considering ways to reduce its retail presence, including a potential exit from retail stores. Losses for the three and nine months ended September 30, 2006 included losses related to Eddie Bauer Japan of $0.3 million and earnings of $0.1 million, respectively. For the three and nine months ended October 1, 2005, we recorded losses of foreign joint ventures of $0.6 million and $0.7 million, respectively. Losses for the three and nine months ended October 1, 2005 included losses of $0.4 million and $1.1 million, respectively, related to Eddie Bauer Germany. Losses for the three and nine months ended October 1, 2005 included losses from Eddie Bauer Japan of $0.2 million and earnings of $0.4 million, respectively.
Interest expense
     Interest expense for the three and nine months ended September 30, 2006 was $7.2 million and $19.4 million, respectively. Interest expense for both the three and nine months ended September 30, 2006 included interest expense associated with our senior secured term loan that we entered into upon our emergence from bankruptcy, including the impact of the increase in our interest rate as a result of the term loan amendment we entered into in April 2006. In April 2006, in view of our expectation that we would not meet certain financial covenants contained within the term loan agreement, and to provide us with additional flexibility to pursue our turnaround strategy, we amended certain provisions of the term loan relating primarily to financial covenant ratios and operational covenants, including capital expenditures, permitted collateral sales and store openings/closings. Interest on the amended loan is calculated as the greater of prime or the federal funds effective rate plus one half of one percent plus 2.50% to 3.25% in the case of a base rate loan, or LIBOR plus 3.50% to 4.25% in the case of Eurodollar loans. Effective September 30, 2006, our interest rate under the amended term loan included a LIBOR rate of 5.32% plus a margin of 4.25%, for a total interest rate of 9.57%. Interest expense for both the three and nine months ended September 30, 2006 also included the impact of the interest rate swap we entered into during the fourth quarter of fiscal 2005. See further description of the interest requirements on the term loan and the interest rate swap within “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below. Additionally, interest expense for the three and nine months ended September 30, 2006 included $0.7 million and $1.1 million, respectively, of interest expense associated with our short-term revolving credit facility.
     Interest expense for the three and nine months ended October 1, 2005 was $5.3 million and $6.0 million, respectively. Interest expense for the three months ended October 1, 2005 primarily included interest on our senior secured term loan discussed above. Interest expense for the nine months ended October 1, 2005 included interest on our senior secured term loan and interest expense associated with our intercompany debt to our former parent, Spiegel, which we incurred prior to our emergence from bankruptcy in June 2005.
Other income
     Other income for the three and nine months ended September 30, 2006 totaled $0.6 million and $2.1 million, respectively. Other income for the three months ended September 30, 2006 included $0.5 million of income associated with the net accretion on the receivables and liabilities associated with our securitization interests and $0.1 million of interest income. Other income for the nine months ended September 30, 2006 included $1.4 million of income associated with the net accretion on the receivables and liabilities associated with our securitization interests and $0.7 million of interest income. Other income for the three and nine months ended October 1, 2005 totaled $0.5 million and included $0.4 million of income associated with the net accretion on the receivables and liabilities associated with our securitization interests and $0.1 million of interest income.
Income tax expense (benefit)
     Income tax expense for the three and nine months ended September 30, 2006 was $55.6 million and $84.2 million, respectively. Income tax expense for both the three and nine months ended September 30, 2006 included $52.7 million of expense to increase our valuation allowance related to our NOLs. The increase in our valuation allowance during the third quarter resulted from a decrease in the estimated annual amount of NOL utilization allowed under the Internal Revenue Code’s Section 382. As discussed above under Impairment of indefinite-lived intangible assets, during the third quarter of 2006, we performed an updated valuation of our enterprise value and concluded that our enterprise value had declined. We expect that further restrictions on the utilization of our NOLs will apply to this period due to the likelihood of a change in ownership after certain trading restrictions on our common stock are lifted and accordingly, this decline in enterprise value resulted in a decrease in the amount of expected NOL utilization allowed for the years of 2008 through 2023. The lower NOL utilization during this period resulted in an increase in the estimated amount of NOLs that will expire and go unused. Accordingly, we increased our valuation allowance related to our NOLs. During the second quarter of 2006, we also increased our valuation allowance by $23.5 million as we reassessed our long-range plan, which resulted in a decrease in our projected taxable income during 2006 and 2007 and an increase in the projected amount of our NOLs expected to expire unused. Excluding the impact of the income tax expense associated with our valuation allowance increases, income tax expense for the nine months ended September 30, 2006 was $8.1 million, which primarily included income tax expense associated with the taxable income for our Canadian operations and tax expense associated with non-deductible foreign tax credits. We recognized no income tax benefit on the losses related to our U.S. operations as the tax benefits would increase our NOLs, which would require a full valuation allowance.
          Income tax benefit for the three months ended October 1, 2005 was $5.8 million representing an effective tax rate of 37.4%. The effective tax rate and income tax benefit for the three months ended October 1, 2005 was less than our tax benefit based upon our U.S. statutory tax rate (including our estimated state tax benefits) due to income generated on our Canadian operations which has a higher effective tax rate and non-deductible interest expense related to interest recorded on our securitization related receivables. Income tax expense for the nine months ended October 1, 2005 was $44.6 million representing an effective tax rate of 45.3%. The effective tax rate for the nine months ended October 1, 2005 was higher than our U.S. statutory tax rate primarily due to non-deductible reorganization expenses recorded related to our bankruptcy proceedings for which no tax benefit was recorded and taxable income associated with our Canadian operations which has a higher effective tax rate than our U.S. operations.
          Prior to our emergence from bankruptcy, we were included in the consolidated federal income tax return of Spiegel’s majority stockholder, Spiegel Holdings, Inc. During September 2006, Spiegel Holdings, Inc. (“Spiegel Holdings”) filed its federal income tax return for the 2005 period prior to its emergence from bankruptcy (January 1, 2005 to June 21, 2005). Included in this return, at our request, was Spiegel Holdings’ election under Section 382(l)(6) of the Internal Revenue Code. Section 382 limits the annual use of our NOL to the product of (i) the federal long-term interest rate multiplied by (ii) our market value at the time of the ownership change (e.g. as of June 21, 2005). The Section 382(l)(6) election by Spiegel Holdings had no impact to our required valuation allowance related to our NOLs, our results of operations or our financial condition as of September 30, 2006.

Liquidity and Capital Resources
     Cash Flow Analysis
     Nine Months ended September 30, 2006 Compared to Nine Months ended October 1, 2005

	Successor	Combined
	Nine Months	Nine Months
	Ended	Ended
	September 30,	October 1, 2005
	2006	(Restated)
	($ in thousands)
Cash flow data:
Net cash used in operating activities	$(64,411)	$(80,360)
Net cash used in investing activities	$(30,497)	$(24,910)
Net cash provided by financing activities	$23,676	$101,420
     Net cash used in operating activities
     Net cash used in operating activities for the nine months ended September 30, 2006 totaled $64.4 million, compared to $80.4 million for the nine months ended October 1, 2005. The decrease in the use of cash for our operating activities resulted primarily from a $29.0 million decrease in use of cash related to our working capital during the nine months ended September 30, 2006, partially offset by a $14.7 million decrease in the cash generated from our discontinued operations as compared with the prior year period.
     Changes in our working capital for the nine months ended September 30, 2006 resulted in a $40.2 million use of cash versus a $69.1 million use of cash during the nine months ended October 1, 2005. The use of cash during the first three quarters of 2006 primarily resulted from a $42.1 million increase in our inventory levels. This increase in inventory reflects the seasonality of our merchandise sales as we purchase higher levels of inventory in advance of our holiday selling season. Partially offsetting the increase in our inventory levels was the $7.4 million of net cash proceeds related to our securitization receivables.
     The $69.1 million of cash for working capital during the nine months ended October 1, 2005 was driven by a $46.7 million increase in our inventory levels and reductions of $19.5 million and $17.4 million in our accrued expenses and liabilities subject to compromise, respectively. The decline in our accrued expenses related to decreases in our sales and use tax accruals, deferred revenues and allowances for sales returns as a result of the seasonality of our merchandise sales. The $17.4 million decrease in our liabilities subject to compromise resulted from the completion of our pre-petition claims reconciliation process. These reductions in operating cash were partially offset by cash generated of $18.4 million related to our accounts payable balances, driven primarily by the timing of inventory payments.
     Net cash used in investing activities
     Net cash used in investing activities for the nine months ended September 30, 2006 totaled $30.5 million, which primarily included capital expenditures of $30.9 million, primarily related to new store openings and store remodeling costs. Net cash used in investing activities for the nine months ended October 1, 2005 totaled $24.9 million, which primarily included $24.4 million of capital expenditures related to our continuing operations, consisting primarily of expenditures for new stores, store remodels and costs incurred to consolidate our distribution facilities.
     Net cash provided by financing activities
     Net cash provided by financing activities for the nine months ended September 30, 2006 totaled $23.7 million compared to $101.4 million of net cash provided by financing activities for the nine months ended October 1, 2005. The net cash provided by financing activities for the nine months ended September 30, 2006 included $52.5 million of net cash provided under our short-term revolving credit facility, partially offset by $23.2 million of repayments of our senior term loan, including the $21.0 million of excess cash flow as of December 31, 2005 which we repaid in April 2006, and a $5.6 million decrease in our bank overdrafts. Net cash provided by financing activities for the nine months ended October 1, 2005 primarily included $65.7 million of borrowings from our former parent, Spiegel, and $36.8 million of net cash provided under our short-term revolving credit facility.

Sources of Liquidity
     As of September 30, 2006, we had cash balances of $3.7 million, compared to $74.2 million as of December 31, 2005. Our primary source of cash is the cash generated from our operations and borrowings under our revolving credit facility. As a result of continued weak sales and the seasonality of our merchandise sales and related profits, we expect to utilize borrowings under our revolving credit facility to fund our cash requirements during the fourth quarter of 2006. However, our ability to fund our capital requirements will be greatly reduced if we are no longer in compliance with the covenants under our credit agreements and cannot amend or obtain waivers to any covenants we violate. In addition, if sales and operating cash flow do not improve from the recent disappointing levels, we may not have sufficient capital resources to fund our operating plan. If we are unsuccessful in improving operating cash flow or if operating cash flow further deteriorates, we would need to seek additional sources of liquidity through the sale of assets or the sale and issuance of new debt or equity securities. There can be no assurance that we would be successful in issuing such securities at attractive prices, or borrowing additional funds at reasonable rates of interest. We may from time to time consider these or other various financing alternatives in any event. In addition, our announcement on November 13, 2006 that we signed a merger agreement may impact our need for, or the availability of, financing. For example, in the event we need to seek additional sources of liquidity, potential lenders may be unwilling to advance funds until the uncertainty about our future is resolved. In addition, the merger transaction could affect the availability of financing or result in the retirement of the term loan or credit facility which would impact our liquidity.
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
     Advances under the revolving credit facility may not exceed a borrowing base equal to various percentages of our eligible accounts receivable balances and eligible inventory, less specified reserves. The revolving credit facility is secured by a first lien on our inventory and certain accounts receivable balances and by a second lien on all of our other assets other than our Groveport facility. The revolving credit facility is guaranteed by Eddie Bauer Holdings and certain subsidiaries of Eddie Bauer, Inc. (EBFS, EBIT and Eddie Bauer Services, LLC). Our availability under the revolving credit facility was $86.2 million as of September 30, 2006. As of September 30, 2006, we had $7.5 million of letters of credit outstanding and $52.5 million drawn under the revolving credit facility.
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
     The agreement requires that at any time the availability under the agreement is less than 10% of the maximum revolver available, we are required to maintain a consolidated fixed charge coverage ratio of at least 1.25:1.00. The agreement also limits our capital expenditures to $50 million in 2005, $60 million in 2006, 2007, and 2008, and $70 million in 2009 and 2010. Finally, there are additional covenants that restrict us from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in our capital stock; from entering into certain guarantees; from incurring debt beyond what is specified within the agreement; and other customary covenants. As of September 30, 2006, our most recent quarterly compliance reporting date, we were in compliance with the covenants under the credit facility.
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
     Interest on the loan is calculated as the greater of the prime rate or the federal funds effective rate plus one-half of one percent plus 2.50% to 3.25% in the case of a base rate loan, or LIBOR plus 3.50% to 4.25% in the case of Eurodollar loans, based upon our corporate credit rating issued from time-to -time by Moody’s and Standard & Poor’s, provided that interest on the loan will be increased by 0.50% until the date that the aggregate principal amount of the loans outstanding is less than $225 million as a result of asset sales or voluntary prepayments from operating cash flow. On September 30, 2006, our interest rate under the amended term loan included a LIBOR rate of 5.32% plus a margin of 4.25%, for a total interest rate of 9.57%. The interest rate on our term loan is reset on a monthly basis. Interest is payable quarterly on the last day of each March, June, September and December for base rate loans. For Eurodollar loans having an interest period of three months or less, the last day of such interest period, or for Eurodollar loans having an interest period of longer than three months, each day that is three months after the first day of such interest period. The agreement required us to enter into interest rate swap agreements such that at least 50% of the aggregate principal amount of the outstanding loan is subject to either a fixed interest rate or interest rate protection for a period of not less than three years. See below for a discussion of the interest rate swap agreement we entered into in October 2005.
     Under the agreement, as amended, our consolidated leverage ratio, calculated on a trailing 12-month basis, must be less than:
•	5.25 to 1.00 for the fiscal quarters ended September 30, 2006 and December 31, 2006;

•	4.00 to 1.00 for the fiscal quarter ending March 31, 2007;

•	2.50 to 1.00 for the next three fiscal quarters; and

•	thereafter being reduced on a graduated basis to 1.50 to 1.00 at March 31, 2009.
     In addition, our consolidated fixed charge coverage ratio, calculated on a trailing 12-month basis, must be greater than:
•	0.90 to 1.00 for the fiscal quarter ending September 30, 2006;

•	0.95 to 1.00 for the fiscal quarter ending December 31, 2006;

•	0.975 to 1.00 for the fiscal quarter ending March 31, 2007; and

•	thereafter increasing to 1.50 to 1.00 for the quarters ending June 30, 2007 through June 30, 2011.
     In addition to the financial covenants, the agreement limits our capital expenditures (net of landlord contributions) to $36 million in 2006, $45 million in 2007, $60 million in 2008, and $70 million in 2009, 2010 and 2011. Finally, there are additional covenants that restrict us from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in our capital stock; from entering into certain guarantees; from incurring debt beyond what is specified within the agreement; and other customary covenants. In April 2006, in connection with the term loan amendment, we obtained waivers from the lenders for certain defaults and events of default under the term loan relating primarily to previously due financial and business reports and, in connection with name changes of two subsidiaries, the perfection of security interests in collateral and notice requirements. As a result of the term loan amendment, the interest rates were increased by 1.50% over what the prior agreement required, which rates will be reduced by 0.50% when the term loan balance is reduced below $225 million as a result of asset sales or voluntary prepayments from operating cash flow. As of September 30, 2006, our most recent quarterly compliance reporting date, we were in compliance with the covenants under the amended term loan agreement. If our 2006 Fall/ Holiday product offerings are not well received by consumers or our business otherwise deteriorates, we may not be able to comply with our covenants in the future. In addition, the covenant relief we obtained as a result of the April 2006 amendment will expire after the first quarter of 2007 resulting in the reestablishment of the original terms related to the financial covenants at which time we will need to renegotiate the covenants to ensure compliance or seek alternative financing.

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
     Upon entering into the interest rate swap agreement, we did not contemporaneously designate the interest rate swap as a cash flow hedge of 50% of our senior term loan. We reassessed our hedging strategy and, in accordance with SFAS No. 133, we designated the interest rate swap as a cash flow hedge of 50% of our senior secured term loan effective January 1, 2006. No portion of the interest rate swap was excluded from the assessment of the hedge’s effectiveness. Because all critical terms of the derivative hedging instrument and the hedged forecasted transaction were not identical, the interest rate swap does not qualify for the “shortcut method” as defined in SFAS No. 133. On a quarterly basis, we will assess and measure the effectiveness of the cash flow hedge using the hypothetical derivative method. In performing our assessment, as of September 30, 2006, the fair value of the interest rate swap was estimated to be $1.7 million and changes in cash flows of the actual derivative hedging instrument were within 80 to 125 percent of the opposite change in the cash flows of the hypothetical derivative instrument and therefore we concluded that the hedge was highly effective. Accordingly, we recorded the effective portion of the cash flow hedge, which totaled $0.9 million as of September 30, 2006 within other comprehensive income on our balance sheet. No amount of the cash flow hedge was determined to be ineffective and therefore no amounts were recorded in our statement of operations for the three or nine months ended September 30, 2006.
Financial Condition
     At September 30, 2006 Compared to December 31, 2005
     Our total assets were $854.2 million as of September 30, 2006, down $299.0 million, or 25.9% from December 31, 2005. Current assets as of September 30, 2006 were $319.0 million, down $19.8 million from $338.8 million as of December 31, 2005. The decline in our current assets was driven by a $70.5 million decrease in our cash and cash equivalents (see further discussion above under “Liquidity and Capital Resources — Cash Flow Analysis”) and a $6.0 million decrease in our net accounts receivable, driven primarily by declines in our credit card, vendor and other customer receivables. These decreases were partially offset by a $42.5 million increase in our inventory levels in anticipation of the year-end holiday selling season and an $11.1 million increase in our current receivables related to our securitization interests. In total, these receivables (both current and non-current) decreased $59.9 million as during the third quarter of 2006, we received $74.1 million of payments related to these receivables. Partially offsetting the decrease in the receivables related to the payments received during the third quarter, was the $14.2 million of accretion income we recognized during the nine months ended September 30, 2006.
     Non-current assets as of September 30, 2006 were $535.2 million, down $279.3 million from $814.5 million as of December 31, 2005. The decline in our non-current assets was driven by the $117.6 million goodwill impairment charge we recorded during the third quarter, reductions in our non-current receivables related to our securitization interests (as discussed above) and an $80.3 million decrease in our non-current deferred tax assets. The decrease in our non-current deferred tax assets resulted primarily from the $76.1 million increase in our tax valuation allowance recorded since December 31, 2005.
     Our total liabilities were $574.6 million as of September 30, 2006, down $33.7 million, or 5.5%, from December 31, 2005. Current liabilities as of September 30, 2006 were $260.1 million, up $28.6 million from $231.5 million as of December 31, 2005. The increase in our current liabilities was driven by the $52.5 million of short-term borrowings as of September 30, 2006 and a $10.0 million increase in our current liabilities related to our SAC-related liabilities (which are recorded at 90% of the related receivables as discussed above). Our total liabilities (current and non-current) related to our securitization interests decreased $53.9 million. As discussed above, we received $74.1 million in payments during the third quarter, of which 90% ($66.7 million) was paid to the Creditor Trust. Partially offsetting the increase in our short-term borrowings were decreases in the current portion of our long-term debt and accrued expenses. The current portion of our long-term debt declined from $24.0 million as of December 31, 2005 to $3.0 million as of September 30, 2006 as a result of the $21.0 million payment we made in April 2006 related to our excess cash flow, in accordance with the terms of our senior term loan. The $23.6 million decline in our accrued expenses since December 31, 2005 primarily included a $5.2 million decrease in our sales and use taxes, a $7.0 million decrease in our deferred revenues and a $6.1 million decrease in our sales return allowance, all of which were primarily the result of the seasonality of our merchandise sales. Additionally, the decline in our accrued expenses included a $7.1 million decrease in our payroll and benefits related accruals, primarily due to the payment of prior year bonuses during the second quarter.

     Non-current liabilities as of September 30, 2006 were $314.5 million, down $62.3 million from $376.8 million as of December 31, 2005. The decrease in our non-current liabilities resulted primarily from the decrease in our non-current liabilities related to our securitization interests discussed above.
     Our stockholders’ equity as of September 30, 2006 totaled $279.7 million, down $265.3 million from December 31, 2005, driven primarily by our net loss recorded for the nine months ended September 30, 2006.
Capital Requirements
     Our primary capital requirements for the remainder of fiscal 2006 and for fiscal 2007 are to fund growth in working capital to support anticipated merchandise sales increases; capital expenditures to open new stores and refurbish existing stores, upgrade and maintain our distribution center and information technology systems and, in fiscal 2007, to relocate our corporate headquarters; and to make interest and principal payments on our debt. We anticipate that our capital expenditures for 2006 will be approximately $45 million, of which approximately 80% relates to opening and remodeling of stores in accordance with our plans to realign our stores. Approximately $9 million of the capital expenditures related to opening new stores will be funded by our landlords, resulting in net capital expenditures of approximately $36 million.
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
Contractual Obligations
     Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact our short and long–term liquidity and capital resource needs. A table representing the scheduled maturities of our contractual obligations as of December 31, 2005 was included under the heading “Contractual Obligations” on page 76 of Amendment No. 1 to our registration statement on Form 10 filed with the Securities and Exchange Commission on June 27, 2006. The only significant change in our contractual obligations since December 31, 2005, other than those which occur in the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations) resulted from the amendment we executed during April 2006 related to our senior term loan. As discussed above, the interest rate on our term loan increased as a result of the amendment. Taking into consideration the amendment and our interest rate swap, interest payments on our senior term loan are anticipated to be $25.9 million during 2006, $48.0 million during 2007-2008, $41.2 million during 2090-2010, and $8.2 million thereafter, for total interest payments of $123.3 million.
     In addition to the above contractual obligations, we had $7.5 million of letters of credit outstanding as of September 30, 2006. Merchandise vendor letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Stand-by letters of credit support worker’s compensation insurance, import customs bond programs and letters of credit on our new leased corporate headquarters. Vendor payables are recorded on our balance sheet at the time of merchandise title transfer, although letters of credit are generally issued prior to that point in time.

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
     Pursuant to a settlement agreement with MBIA Insurance Corporation (a guarantor of payments of the Spiegel Credit Card Master Note Trust, the “Note Trust”), SAC assigned to the MBIA Settlement Trust (the “Settlement Trust”) any rights that SAC had in its seller’s interest, collateral or other interest in the Note Trust as of the effective date. Accordingly, SAC is entitled to receive any residual amount from the Settlement Trust only once the original note holders are paid and certain MBIA expenses and other claims are satisfied and the Settlement Trust is terminated. Neither Eddie Bauer Holdings nor SAC control, manage or otherwise exert any influence over the operation, financial policies or performance of either the Note Trust or the Settlement Trust. In addition, neither Eddie Bauer Holdings nor SAC guarantee or are otherwise committed to assure any performance or financial result of the Note Trust or the Settlement Trust. FSAC is not a party to the Note Trust or Settlement Trust.
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
          During the third quarter of 2006, $74.1 million in cash was received related to the outstanding receivables under the SAC securitization interests. In accordance with the terms of the non-recourse promissory obligation established for the benefit of the creditors of Spiegel, 90% of the cash proceeds, which totaled $66.7 million, were paid to the Creditor Trust during the third quarter. As a result of the cash received, the obligations to the original note holders within the Settlement Trust and related expenses of MBIA were paid with a portion of the cash proceeds received during the third quarter. Although the obligations to the original note holders and the related expenses of MBIA were paid, the Settlement Trust was not terminated and SAC continues to have a non-controlling, residual interest in the remaining outstanding receivables. If and when the Settlement Trust is terminated, SAC will establish a direct, controlling interest over any residual outstanding receivables. See further discussion of the SAC related receivables and corresponding liabilities in Note 9 in our interim financial statements included in this document.
     Insurance and Self-insurance
     We use a combination of insurance and self-insurance to cover a number of risks, including worker’s compensation, general liability, property and automobile liability and employee-related health care benefits, a portion of which is reimbursed by the employee. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. We believe that we have taken reasonable steps to ensure that we have adequately accrued for costs incurred related to these programs at September 30, 2006.
     Pension and Other Post-retirement Benefit Obligations
     As established in the Plan of Reorganization, we assumed the Spiegel pension and other post-retirement plans as of the effective date of our emergence from bankruptcy. Prior to our emergence from bankruptcy, our employees participated in these plans and our combined financial statements reflected the expense (benefit) and liabilities associated with the portion of these plans related only to our employees. Accordingly, the liabilities associated with these plans, in addition to those liabilities related to our employees that were already reflected on our combined balance sheet, have been reflected in our consolidated balance sheet as of July 2, 2005, our fresh start reporting date. Our funding obligations and liabilities under the terms of the plans are determined using certain actuarial assumptions, including a discount rate and an expected long-term rate of return on plan assets. These assumptions are reviewed and updated annually at the end of each third quarter, which is the period in which we have elected to use as our annual measurement date. The updated results will be reflected in our fourth quarter financial statements along with our required adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (See Note 5 to our interim financial statements for a discussion of recent accounting pronouncements).
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
     As of September 30, 2005, our most recent measurement date, our estimated unfunded pension obligation was approximately $9.8 million and our estimated unfunded obligation related to the assumed post-retirement benefit plans was $11.0 million. Our contributions to the post-retirement plans, including all employees covered by the plans, are estimated to total $0.9 million for fiscal 2006, of which $0.3 million has been contributed as of September 30, 2006. We made no contributions to the pension plan during 2005 and do not expect to make any contributions in 2006.
     Off-Balance Sheet Arrangements
     As of September 30, 2006, we had $7.5 million in outstanding letters of credit discussed above. We had no other off-balance sheet financing arrangements as of September 30, 2006.
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
Recent Accounting Pronouncements
     See Note 5 to our interim financial statements for a discussion of recent accounting pronouncements.
Related Party Transactions
     See Notes 16 and 17 to our interim financial statements for a discussion of related party transactions.

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
Interest Rates
     We are exposed to interest rate risk associated with our senior secured revolving credit facility and senior secured term loan, which we amended in April 2006. The senior secured revolving credit facility bears interest at variable rates based on LIBOR plus a spread. As of September 30, 2006, our availability was approximately $86.2 million and $52.5 million had been drawn under the senior secured revolving credit facility.
     As of September 30, 2006, the outstanding amount of our senior secured term loan totaled $275.3 million. For periods prior to April 14, 2006, the effective date of the amendment to the senior secured term loan agreement, interest on the loan was calculated based on the prime rate plus 1.75% in the case of a base rate loan, or LIBOR plus 2.75% in the case of Eurodollar loans. For periods after April 14, 2006, the date of effectiveness of the amendment to the senior secured term loan agreement, interest is calculated as the greater of the prime rate or the federal funds effective rate plus one-half of one percent plus 2.50% to 3.25% in the case of a base rate loan, or LIBOR plus 3.50% to 4.25% in the case of Eurodollar loans, based upon our corporate credit rating issued from time to time by Moody’s and Standard & Poor’s, provided that interest on the term loan will be increased by 0.50% until the date that the aggregate principal amount of the loans outstanding is less than $225 million as a result of asset sales or voluntary prepayments from operating cash flow. As of September 30, 2006, our interest rate under the amended term loan included a LIBOR rate of 5.32% plus a margin of 4.25%, for a total interest rate of 9.57%. See “Item 2. Management’s Discussion and Analysis of Financial Condition — Sources of Liquidity — Senior Secured Term Loan.” The agreement required us to enter into interest rate swap agreements such that at least 50% of the aggregate principal amount of the outstanding loan is subject to either a fixed interest rate or interest rate protection for a period of not less than three years. In October 2005, we entered into an interest rate swap agreement with a total notional value of $150 million, or 50% of the outstanding amount under our term loan as of that date. The interest rate swap agreement effectively converts 50% of the outstanding amount under our term loan, which is floating-rate debt, to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 4.665% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The fair value of the interest rate swap as of September 30, 2006 was $1.7 million. Assuming a 10% increase in interest rates, the fair value of the interest rate swap would be approximately $4.6 million at September 30, 2006. Assuming a 10% decrease in interest rates, the fair value of the interest rate swap would be approximately ($1.3) million at September 30, 2006. The interest rate swap agreement terminates in conjunction with the termination of the senior secured term loan in June 2011.
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

Identification of Material Weaknesses and Other Control Deficiencies
This determination results from material weaknesses in our internal control over financial reporting that management identified in early 2006, which led to the restatement of certain financial information included in the original Form 10 Registration Statement filed in December 2005. The identified weaknesses included several clerical errors and accounting errors, primarily related to the recording of complex “fresh start” accounting adjustments required as a result of Eddie Bauer’s emergence from bankruptcy. Management determined these errors originally went undetected due to insufficient in-house technical expertise necessary to provide sufficiently rigorous review. See “Risk Factors” and “Material Weakness Remediation Plan” in our Amendment No. 1 to our registration statement on Form 10 dated June 27, 2006 for a more complete discussion of the material weakness determination. These errors were corrected in our restated financial statements included in our new Form 10 registration statement originally filed in May 2006.
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
Remediation Plan
Although we are not required to comply with Section 404 of the Sarbanes-Oxley Act until our annual report for our fiscal year ending December 29, 2007, management and our board of directors are committed to the remediation of our disclosure controls and procedures, including the remediation and continued improvement of our overall system of internal control over financial reporting. Management has developed and is in the process of implementing a remediation plan for each of the identified weaknesses. The plan includes:
•	hiring qualified key accounting and finance personnel with appropriate experience in companies which face similar financial reporting requirements;

•	hiring and integrating additional qualified key accounting and finance personnel with appropriate technical experience; and

•	identifying and implementing additional improvements to the internal control framework to ensure ongoing compliance.
Due to the Company’s ongoing efforts to pursue strategic alternatives, the Company has encountered difficulties in recruiting for permanent positions for its various financial management roles. Currently the Company is utilizing additional external resources to supplement current staffing. During the third quarter 2006, we continued to make progress in addressing the material weaknesses discussed above. The Company has:
•	implemented more rigorous financial closing procedures, including more formal documentation of controls and procedures;

•	initiated a pilot project to remediate control deficiencies related to granting and tracking access to our computerized accounting systems;

•	retained additional external resources with public company reporting expertise, as well as specialized experts, to research, analyze and document various accounting and financial reporting issues and processes associated with the preparation and review of the Company’s consolidated financial statements in accordance with generally accepted accounting principles; and

•	implemented additional in–depth analyses and other post-closing procedures, to validate the financial statements and related disclosures.
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
We have committed to provide status reports to our independent auditors and our Audit Committee of the Board of Directors on a regular basis throughout 2006 and 2007. We will need to continue to divert significant resources to address our currently known weaknesses. In addition, due to the high demands for these skill sets in the current job market and our announcement that we are evaluating strategic alternatives, we may encounter difficulties in attracting and/or retaining qualified personnel. Further, our efforts may be adversely impacted by our recent announcement in May 2006 that we intend to explore strategic alternatives, including among others, a possible sale of the company. As a result, we do not expect to be in a position to report that such weaknesses will be fully remediated before the end of 2007.

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
Item 1A. RISK FACTORS
Amendment No. 1 to our registration statement on Form 10 filed with the Securities and Exchange Commission on June 27, 2006 contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition. There have been no material changes in our risk factors from those disclosed in Amendment No. 1 to our registration statement on Form 10 except as set forth below.
If we are unable to use our net operating losses to reduce taxes, our taxes paid would increase, reducing our cash available for operations.
          We currently believe that we have significant net operating loss (NOLs) carryovers based on federal income tax returns for 2005, however due to the Internal Revenue Services’ section 382 limitation, we will be unable to utilize all of the NOLs and accordingly have established a valuation allowance for the portion of NOLs that we expect to expire unutilized. Additionally, the outcome of any examination of our use of the NOLs or other tax filing positions by a taxing authority cannot be predicted with certainty. As a result of any challenge by the Internal Revenue Service, any future events or any future action we may take that limits our ability to utilize the net operating loss carryovers, we may not be able to utilize the net operating loss carryovers, which would increase our tax payments and decrease our cash available for operations. In addition, closing the merger transaction may impact the level of NOLs we are permitted to utilize.
An active trading market for our common stock may not develop, and there can be no assurance as to the market price for our common stock if an active trading market develops.
          While our common stock is currently quoted on the Nasdaq Global Market, we cannot assure that an active market for our common stock will develop or, if any such market does develop, that it will continue to exist. In addition, the market price for our common stock may be highly volatile. Our common stock was issued under the Plan of Reorganization to holders of pre-petition claims, some of whom may prefer to liquidate their investment rather than to hold it on a long-term basis. In addition, the information we are providing in this document and other public filings and announcements may be received negatively by our stockholders or by investors who have been trading in our stock and may cause them to sell their shares, which may cause the price of our common stock to decline. In addition, it is possible that investors who have been trading in our stock have been engaging in short-selling, which could further cause the price of our common stock to decline. Further, our announcement that we have entered into a merger agreement may lead to increased volume or volatility in our common stock. In addition, if we are acquired, the public market for our stock will likely cease to exist and, prior to an acquisition, if any, our stock may trade in a narrow band based on the announced transaction terms.
          The trading price of our common stock could also fluctuate due to the factors discussed in this “Risk Factors” section. The trading market for our common stock also may be influenced by the research and reports that industry or securities analysts publish about us or our industry. While there can be no assurance that any analysts will elect to cover our company, in the event that one or more of the analysts who may cover us in the future were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If we were to receive no analyst coverage or if one or more of analysts who may elect to cover our company were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
          In addition, the stock market in general has experienced extreme price and volume fluctuations. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
Restrictions placed on us pursuant to the terms of the merger agreement may limit our ability to respond to business opportunities as they arise.
     The merger agreement places a number of restrictions on actions that we can take without obtaining permission from the buyers, including, but not limited to, restrictions on entering into significant contracts, modifying vendor relationships, entering into significant licensing arrangements, opening or closing stores, modifying employee compensation or employment status and hiring new officers and directors. In addition, the merger agreement places significant limitations on our ability to respond to proposals for other strategic transactions. These restrictions may limit our ability to take actions that management believes to be beneficial. There can be no assurance that we will be able to obtain permission to take actions in a reasonable time or at all and such failure may have a negative impact on our competitive position and results of operation.
Uncertainty regarding the results of the merger may reduce employee productivity or lead to a loss of personnel.
     Uncertainty may exist about strategic direction and long-term employment prospects if the merger is consummated and, as a result, employees may be distracted from executing the business plan or identifying new opportunities. Concern over job security may also cause employees to focus on projects with short-term results that may not fit with our long term business goals. We operate in a competitive employment market and key employees may seek employment with other companies that they deem to be in more stable situations. Our inability to maintain employee focus on executing our turnaround strategy or the loss of key employees would adversely impact our business and results of operation.
Potential litigation regarding the proposed merger may divert management attention and Company resources from operations and negatively impact the business.
     We are currently operating with a small management team and have limited resources to allocate to the operation of the business. Any litigation or proxy fight regarding the proposed merger would divert limited management attention and company resources from the operation of the business during the pivotal Holiday season. In addition, any litigation may delay or block the consummation of a transaction which may lead to employee attrition or extend the period where our business operations are limited by the terms of the merger agreement.
We may be subject to a significant break-up fee under the terms of the merger agreement in certain circumstances.
     Pursuant to the terms of the merger agreement, we may be obligated to pay a break-up fee in the event that the transaction is not completed as the result of our failure to satisfy the covenants contained in the agreement or if the buyers terminate the agreement in accordance with its terms. If we are required to pay this fee, such payment would consume limited resources and would adversely impact our financial condition.
If the merger is not completed in a timely manner or at all, we may be unable to identify strategic alternatives necessary to meet our business plan and our results of operations will suffer materially.
     We have devoted extensive time and resources to evaluating strategic alternatives available to the Company and reaching an agreement with the buyers. However, the merger is subject to a number of conditions including obtaining the approval of our stockholders, satisfying the requirements of the Hart-Scott-Rodino Improvement Act, and other closing conditions set forth in the agreement. If we are unable to satisfy these closing conditions or if the buyers or the Company otherwise determines to abandon the transaction, with or without application of a break-up fee, we may not be able to identify alternative sources of capital to fund our turnaround efforts and meet our obligations under our debt obligations. As a result, our business and results of operations would be adversely impacted.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 18, 2006, several directors and current and former officers received a total of 21,503 shares of common stock in connection with a scheduled settlement date for shares of common stock underlying restricted stock units granted to them on November 3, 2005. On October 2, 2006, an additional officer received 7,475 shares of common stock in connection with the settlement date for shares of common stock underlying restricted stock units granted to him on November 3, 2005. The shares of common stock were issued to the officers and directors pursuant to the 2005 Stock Incentive Plan adopted by the Board of Directors in November 2005 prior to our registration under the Securities Exchange Act of 1934, as amended, in accordance with the exemption from registration provided by Rule 701 promulgated under the Securities Act of 1933, as amended. The remaining officers and directors have deferred the settlement of their restricted stock units until December 20, 2006 due to an on-going black-out period under the Company’s policy governing security trading.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS
Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eddie Bauer Holdings, Inc.
By:	/s/ Fabian Mansson
Fabian Mansson
President and Chief Executive Officer

By:	/s/ David Taylor
David Taylor
Interim Chief Financial Officer

Date: November 14, 2006

Exhibit Index
Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.