Form 10-K
period 2006-12-30
Eddie Bauer Holdings, Inc.
filed 2007-03-29
CIK 1345968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to .

Commission file number 000-51676

Eddie Bauer Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	42-1672352
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15010 NE 36th Street
Redmond, WA 98052
(425) 755-6544
(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, Par Value $0.01 per share
Name of each exchange on which registered
The NASDAQ Stock Market LLC
Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 1, 2006 was $345,000,000 based on the closing price of the registrant’s common stock on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares of the registrant’s common shares outstanding as of March 28, 2007 was 30,309,931.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the registrant’s 2007 annual meeting of stockholders, to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION ACT OF 1995

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by us involve risks and uncertainties and are subject to change based on various important factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by us:

•	our ability to refinance our secured term loan on acceptable terms or at all, including our ability to raise junior capital as part of our refinancing efforts and thus avoid the anticipated breach of the financial covenants in our secured term loan credit agreement during the first half of fiscal 2007;

•	consumer acceptance of our products and our ability to keep up with fashion trends, develop new merchandise, launch new product lines successfully, offer products at the appropriate price points and enhance our brand image;

•	the highly competitive nature of the retail industry generally and the segment in which we operate particularly;

•	the possible lack of availability of suitable store locations on appropriate terms;

•	our reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, political instability, legal and regulatory matters, duties, taxes, other charges and quotas on imports, local business practices and political issues and risks related to currency and exchange rates;

•	our ability to service any debt we incur from time to time, as well as the requirements the agreements related to such debt impose upon us;

•	shifts in general economic conditions, consumer confidence and consumer spending patterns;

•	our ability to retain, hire and train key personnel and management;

•	the seasonality of our business;

•	the ability of our manufacturers to deliver products in a timely manner or meet quality standards;

•	changes in weather patterns;

•	the impact of the material weaknesses in internal control identified by management and the lack of effectiveness of our disclosure controls and procedures currently;

•	increases in the costs of mailing, paper and printing;

•	the price and supply volatility of energy supplies;

•	our reliance on information technology, including risks related to the implementation of new information technology systems, risks associated with service interruptions and risks related to utilizing third parties to provide information technology services;

•	natural disasters;

•	the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities; and

•	the other risks identified in this Annual Report on Form 10-K.

These forward-looking statements speak only as of the date stated and, except as required by law, we do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make clear that any expected results expressed or implied by those forward-looking statements will not be realized.

PART I

Item 1.	Business

Eddie Bauer Holdings, Inc. was formed in June 2005 as a new parent company in connection with the emergence from bankruptcy of our principal operating subsidiary, Eddie Bauer, Inc. When we use the terms “Eddie Bauer,” “we,” “us,” “our” or similar words in this annual report, unless the context otherwise requires, we are referring to Eddie Bauer Holdings, Inc. and its subsidiaries, including Eddie Bauer, Inc. For more information on the bankruptcy, see “The Spiegel Bankruptcy” under this Item 1.

Executive Overview

Eddie Bauer is a specialty retailer that sells casual sportswear and accessories for the modern outdoor lifestyle. Our primary target customers are women and men who are 30-54 years old with an average annual household income of $75,000. Eddie Bauer is a nationally recognized brand that we believe stands for high quality, innovation, style and customer service. Founded in 1920, Eddie Bauer has an established reputation in the outerwear market and was ranked as the number three outerwear brand in a survey conducted by Women’s Wear Daily in July 2006.

In June 2005, we emerged from bankruptcy as a stand-alone company for the first time in 34 years. We are committed to turning our business around and revitalizing Eddie Bauer as a premium quality brand, both by continuing to implement initiatives that we commenced over the past several years and by actively changing initiatives that are not performing up to our expectations.

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

As of December 30, 2006, we operated 394 stores, consisting of 279 retail stores and 115 outlet stores in the U.S. and Canada. During 2006, we had 33.7 million visits to our two websites and circulation of approximately 80.8 million catalogs.

In addition, we are minority participants in joint venture operations in Japan and Germany. As of December 30, 2006, Eddie Bauer Japan operated 40 retail stores and nine outlet stores, distributed 11 major catalogs annually and operated a website located at www.eddiebauer.co.jp and Eddie Bauer Germany operated seven retail stores and two outlet stores, distributed six major catalogs annually and operated a website located at www.eddiebauer.de. As a result of weak retail sales due partially to a continued poor apparel retail market in Germany, in January 2007 Eddie Bauer Germany made the decision to close all of its retail stores. We anticipate that all Eddie Bauer Germany retail stores will be closed by August 2007. Eddie Bauer Germany will continue to sell its products through its catalogs, website and outlet stores. We also license the Eddie Bauer name to various consumer product manufacturers and other retailers whose products complement our modern outdoor lifestyle brand image.

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

Recent Developments and Initiatives

Merger Agreement

On November 13, 2006, we announced that we had entered into a merger agreement with Eddie B Holding Corp., a company owned by affiliates of Sun Capital Partners, Inc. and Golden Gate Capital. Under the terms of the merger agreement all of the Company’s outstanding shares of common stock were to be converted into the right to receive $9.25 per share in cash upon closing of the transaction. On February 8, 2007, at a special meeting of our stockholders, an insufficient number of shares were voted in favor of approving the Company’s proposed sale. As a result of this vote by stockholders, Eddie Bauer terminated the merger agreement and will continue to operate as a stand-alone publicly traded company. We intend to continue to operate the business and implement initiatives in substantial conformance with our previously announced plans.

Initiatives

We are committed to turning our business around and revitalizing Eddie Bauer, by continuing to implement previously announced initiatives and by actively changing initiatives that are not performing up to our expectations. Although we believe our strategies will help stabilize our business in the long term, this process comes with significant risks and challenges and will take time. As a result, even if we are successful, we may not see improvements in our results of operations in the near term. Due to the required investments in our brand, infrastructure and personnel, we do not expect a significant increase in our results of operations over the next 12-18 months, even in the event of a successful turnaround.

Merchandise Strategy

Our primary focus with the 2006 Fall/Holiday line has been to re-align the offering with the needs and preferences of our 30-54 year-old core customers, including:

•	re-setting the styling, fit and construction of our products, while leveraging Eddie Bauer’s unique outdoor heritage as a point of differentiation;

•	returning to a color palette that emphasizes Eddie Bauer’s tradition of rich, textured and natural colors inspired by the outdoors;

•	increasing emphasis on down outerwear and accessories as we seek to capitalize on our past success in these classifications as well as our reputation as one of the world’s most recognized outerwear brands; and

•	modifying pricing in certain areas to improve the price/value equation for our customers.

We made significant changes in the fabric, materials and fit used in both our men’s and women’s pants sold in our stores and via direct channels. In addition, we have updated the styles in these lines with a goal of improving the appeal and functionality of our line. The promotion we ran in September 2006 to publicize these changes received positive customer response with sales in these categories tracking above the previous year’s disappointing results. Product with similarly revised fabric, materials and styles will be introduced gradually in our Eddie Bauer outlet stores over the course of 2007. The 2006 Fall/Holiday collection reflected a move to more traditional colors in our basic offerings unlike our 2005 Fall/Holiday merchandise that featured a non-traditional color scheme. Many of our products represent core items in our customers’ wardrobes and thus maintaining a consistent color scheme is important in reaching our core customers.

To support the 2006 Fall/Holiday products, we redirected our catalog and store merchandising to present more product-specific marketing, including a product-focused advertising campaign that we launched in the November and December issues of key magazines that we believe our customers read. In addition, we placed an emphasis on gift giving in our marketing efforts. We believe that the reduced emphasis on wardrobing (i.e., presentation of products as unified outfits) in the 2006 Fall/Holiday sales materials and displays has contributed to improved customer response, particularly in the men’s categories where this revised approach was emphasized. In addition, our recent catalogs have featured a model group that is more age appropriate for our target demographics and a greater emphasis on individual product images to enhance the ability of customers to evaluate fit and finish. Customer response to the 2006 Fall/Holiday line has been encouraging, as evidenced by increases in comparable store sales of 4.6% and 9.5% in the fourth quarter of 2006 and the first quarter of 2007 (through March 10, 2007) and an increase in sales in our direct channel in the first quarter of 2007 (through March 10, 2007) of 12.9%, when compared to the same period in 2006. These results reinforce our belief that we are on the correct path.

Loyalty Program

On September 6, 2006, we launched our first full-scale customer loyalty program, Eddie Bauer Friends, for Eddie Bauer customers based on the results of a pilot program that we had tested since mid-2004. Customers may enroll in the program via our stores, catalog call centers or at www.eddiebauerfriends.com. The loyalty program allows customers in the United States to accrue points that may be redeemed for Eddie Bauer reward certificates or used toward acquiring special Eddie Bauer merchandise at www.eddiebauerfriends.com. For every dollar spent on Eddie Bauer products, a member of the loyalty program receives loyalty points. Members who hold Eddie Bauer credit cards are eligible for bonus points and to participate in exclusive online auctions for special items, such as outdoor vacations, resort getaways, electronics, day spa retreats and more, using their points. The full terms and conditions of the loyalty program are available at www.eddiebauerfriends.com. As of December 30, 2006, approximately 851,000 customers have enrolled in our loyalty program.

We intend to evaluate the performance of the program on an on-going basis. We believe that the program will be a valuable tool in driving customer purchases and fostering customer loyalty while facilitating our ability to track and market to our customers.

Company History

In 1920, our founder, Eddie Bauer (1899-1986), opened his first store in Seattle, Washington, to sell outdoor sporting and recreational equipment, clothing and accessories. The first store specialized in sporting goods such as tennis rackets, fishing tackle and golf clubs hand-made by Mr. Bauer. Mr. Bauer’s own experience with hypothermia on a fishing trip in 1923 led to the invention of the Skyliner down parka, which was patented in 1940. During World War II, the U.S. Army Corps commissioned more than 50,000 “Eddie Bauer B-9 Flight Parkas” designed to help keep pilots warm during high altitude flights. Mr. Bauer also produced 250,000 down sleeping bags and many other items to meet military orders. Eddie Bauer was the first government supplier granted permission to put his label on his products during World War II, which raised product awareness and built a market for his merchandise. Mr. Bauer believed in high quality products and customer satisfaction. While building his business, he wrote letters to customers inquiring about their level of satisfaction and requesting suggestions for improvements. He insisted on complete satisfaction with any Eddie Bauer product or it could be returned for a refund — a tradition that continues today.

In 1945, we issued our first mail-order catalog. In 1971, we were acquired by General Mills, Inc., and in 1972 we opened our first store outside of Seattle in San Francisco, California. We celebrated our first $100 million sales year in 1983, at which time we operated 27 retail stores. Between July 1988, when we were acquired by Spiegel, Inc. (“Spiegel”) and the end of fiscal 2002, our retail stores increased from 58 to 399 and our outlet stores from 3 to 102. In addition, from fiscal 1990 to fiscal 2002, our catalog circulation increased from 61.2 million to 101.6 million (excluding Eddie Bauer Home catalogs). In 1996, we started selling products over the Internet.

In March 2003, Spiegel, together with 19 of its subsidiaries and affiliates, including our principal operating subsidiary, Eddie Bauer, Inc., filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. For more information on the bankruptcy, see “The Spiegel Bankruptcy” under this Item 1. In June 2005, we emerged from bankruptcy as a stand-alone company for the first time in 34 years and are a publicly-owned company for the first time.

Our Products

Our apparel lines consist of clothing for women and men, including outerwear, pants, jeans, dresses, skirts, sweaters, shirts, sleepwear, underwear, swimwear, gadgets and gift items. We offer a wide variety of options in fabric, color, style, fit and size and a mix of basic offerings and seasonal collections. In addition, we offer accessories such as scarves, belts, hats, jewelry, daypacks, bags and footwear that complement our outdoor-inspired apparel lines. We also offer select down products for the home, such as comforters and pillows.

Our Market

Our primary target customers are women and men who are 30-54 years old with an average annual household income of $75,000. According to the 2006 Apparel Market Research Yearbook published by Richard K. Miller & Associates, in 2004, apparel spending in the United States by women and men between the ages of 35 and 54 totaled $31 billion and $17 billion, respectively. According to the Bureau of Labor Statistics, women between the ages of 45 and 54 spend more on apparel than any other segment of the population and belong to the highest household income bracket. We intend to capitalize on this market opportunity by leveraging our established reputation and brand image among this demographic group that has historically made up our core customer base and that has historically spent a larger portion of discretionary income on specialty apparel.

Revitalizing the Eddie Bauer Brand

Our sales performance has consistently declined over the past six years. Net merchandise sales has declined since 2000, from $1.6 billion in fiscal 2000 (the first year for which financial statements excluding Eddie Bauer Home are available) to $1.0 billion in fiscal 2006. In addition, comparable store sales, which we generally define as net sales from stores that have been open for one complete fiscal year, have decreased in 23 of the 28 quarters since the beginning of fiscal 2000.

The Fall/Holiday 2005 Re-Launch of the Brand

As a result of the negative sales trends described above, we attempted to re-launch the Eddie Bauer brand in late 2005. We believed one of the key reasons for our declining net merchandise sales, generally negative comparable store sales and declining traffic in our stores that we experienced since 2000 was that over time our product design had lost its strong brand identity and had become indistinguishable from other specialty retailers’ products. Our principal turnaround objective was to position the Eddie Bauer brand to represent premium quality products for the modern outdoor lifestyle and to offer a collection of products that reflected and distinguished our brand.

We intended to elevate and revitalize the Eddie Bauer brand by substantially updating our product line and redesigning our brand communication approach to generate excitement about our brand both from our core customers and potential new customers. We hired an experienced chief merchandising officer and a new head of design in the Summer of 2004 to substantially redesign our clothing lines. In addition, in early 2005 we hired a new vice president of marketing and later in the year a new vice president of creative.

In August 2005, we launched the significantly redesigned product line for Fall/ Holiday 2005 aimed at enhancing the style relevance and image of the Eddie Bauer brand. These efforts not only involved a significant overhaul and redesign of our product line, but also a substantial change in our brand communication approach. The new collection incorporated a wider range of color, more novelty pieces and updated products with modified style, fit and more premium fabric, trim and hardware. We created new catalog imagery that focused on brand communication and provided our stores with new ways to merchandise and display the apparel and accessories. We also engaged in a public relations and marketing initiative in New York City during the Holidays to promote our down collection.

We understood that in making significant changes to our collection, we faced numerous risks. See “Risk Factors — Risks Related to Our Business — If we cannot revitalize the Eddie Bauer brand, our business will be adversely impacted” under Item 1A. We expected to experience some sales declines due to discontinued products, but we anticipated that we could offset this decrease with new customers and with more purchases by our core customers. We believed that by making substantial changes to our product line and our creative presentation of the brand, we would generate significant customer interest and excitement about Eddie Bauer. Our results from the Fall/Holiday 2005 roll-out as a whole were disappointing and indicated that our customers did not respond positively to the changes we made to our product offerings or marketing approach. Compared to the same quarters in the prior year, net merchandise sales for the third and fourth quarters of fiscal 2005 were down $18.3 million and $29.5 million respectively, or approximately 8.2% and 7.6%, respectively, and comparable store sales declined by 4.3% and 7.1%, respectively. Results for the first three quarters of fiscal 2006 continued to be disappointing, with declines in net merchandise sales of $26.0 million, $17.8 million and $5.4 million, or approximately 12.6%, 7.7% and 2.7%, in the first, second and third quarters respectively. Comparable store sales also declined approximately 10.0%, 5.9% and 1.5% in the first, second and third quarters of fiscal 2006 compared to the same periods in the prior year.

Redirecting Our Modern Outdoor Lifestyle Brand Strategy

We believe Eddie Bauer’s legacy and our company heritage continue to resonate with our core and targeted customers and that Eddie Bauer has always been a brand with a strong connection to an outdoor lifestyle. Accordingly, we are redirecting our modern outdoor lifestyle brand strategy to emphasize our heritage and build upon the legacy of our founder, Eddie Bauer. His legacy serves as the foundation for our rich company heritage that provides us with the philosophy upon which we are launching a revitalized brand — a love for the outdoors, premium quality, passionate product design, great customer service, creative marketing and spirit of innovation. We intend to leverage this connection by focusing our brand messaging on our outdoor heritage to build on this strength and provide differentiation from other specialty retailers. Our ability to reflect these elements in our business is the basis of our business strategy and we believe will be key to our turnaround. Our strategy reflects the following principles:

•	Leverage outdoor heritage. We plan to leverage our outdoor heritage by infusing products with functionality and designs that more explicitly reference the outdoors and with marketing that reflects our outdoor inspired brand.

•	Offer basics, neutrals and heritage pieces. We are building on products in which we have a strong history by expanding product offerings in these core product areas and introducing new updated products featuring similar styles, fits and functionality. We are retaining our tradition of offering rich, textured, natural colors inspired by the outdoors by featuring neutral and seasonally appropriate colors and targeted use of some brighter colors on selected novelty pieces to generate excitement. We are also updating classic designs with proven selling histories that reflect our outdoor heritage, and we are replacing the less successful items offered in 2005.

•	Address core customer preferences — age appropriate styling, fits and construction. Our target demographic range is 30 to 54, and the average age of our customer is 45. We are balancing our product line to appeal to our target demographic base through product offerings with appropriate fits, styles and functionality that meet the needs and preferences of our core customers.

•	Leverage our authority in outerwear. We believe that Eddie Bauer has an established reputation in the outerwear market, and Eddie Bauer was ranked as the number three outerwear brand in a survey conducted by Women’s Wear Daily in July 2006. We will continue with our efforts to maintain and strengthen our authority in outerwear by leveraging our brand recognition in the outerwear category, emphasizing both technical and heritage attributes, and revising our products to reflect seasonal apparel needs.

•	Redirect our catalog and our store merchandising to present more product specific marketing. We are working on better balancing wardrobing and product presentation. We also are diversifying our models to reflect the full scope of our target demographic and to inspire customer confidence in the fit of our products.

•	Refine our marketing to enhance our image as a lifestyle brand. We believe that how we present and talk about our products in use has a significant impact on how our customers relate to them and to Eddie Bauer as a brand. Therefore, we are placing increased emphasis on showing and talking about our products being used in locations, contexts and activities that our customers can easily relate to in terms of how they live their own lives.

•	Reset price/value equation. We found our prices were not consistent with customer expectations, in part because we did not emphasize to our customers our use of more expensive materials in the products and in part because the change in quality may not have justified a relative price increase in the minds of our customers. We plan to continue to offer high quality, durable products at prices that appeal to our customers.

Our results began to show improvement in the fourth quarter of fiscal 2006, with an increase in net merchandise sales of $4.4 million, or 1.2%, and an increase in comparable store sales of 4.6%, in each case as compared to the fourth quarter of fiscal 2005. Net merchandise sales in our retail stores and direct channel were flat with the prior year quarter, while net merchandise sales in our outlet stores increased $4.5 million.

Other Turnaround Initiatives

In addition to revitalizing our brand, we also are implementing several other initiatives as part of our commitment to stabilize and turn around our business, some of which we were not able to implement until our emergence from bankruptcy and others of which were limited during the time we were exploring strategic alternatives and in advance of our stockholder meeting in February 2007 regarding the proposed merger:

•	focusing on recruiting a highly qualified chief executive officer and chief financial officer and filling other senior management positions;

•	increasing profitability at our retail stores, by right-sizing the stores, increasing traffic and increasing conversion;

•	rebuilding our customer database through customer acquisition and retention measures and making investments to improve website functionality;

•	restructuring our capital structure, including attempting to refinance our existing secured term loan;

•	improving the customer’s experience by making our stores more appealing, improving the presentation of our products in our catalogs and on our websites, and improving the quality of customer service in our stores and at our call centers; and

•	further streamlining our back-end operations to maximize productivity.

For more information on these initiatives, see “— Our Strategy.”

Although we expect that the initiatives already underway should stabilize our business, they have significant risks and challenges, as discussed in more detail under “Risk Factors” and will take time to implement. Moreover, even if we are successful, we do not expect improvements in operating results for approximately 12-18 months. We also face numerous challenges as a result of our involvement in the Spiegel bankruptcy process, including being required to incur significant debt upon our emergence from bankruptcy. See “Risk Factors — We face numerous challenges as a result of our involvement in the Spiegel bankruptcy process which, if not addressed, could have a material adverse effect on our business,” under Item 1A.

Our Strengths

We believe that our following strengths will help stabilize and grow our business:

Established brand heritage and awareness.  Our company was founded in 1920 by Eddie Bauer, an outdoorsman and innovator with a strong dedication to premium quality and his customers. We believe the

Eddie Bauer brand has a long established reputation for high quality products, leadership in outerwear, a wide range of sizes, innovation, functionality and strong customer service. According to a 2004 study commissioned and paid for by us and conducted by Harris Interactive, in 2004 Eddie Bauer had the second highest aided brand awareness among six U.S. casual apparel retailers that target adults, including Gap, Banana Republic, L.L. Bean, Lands’ End and J. Crew. Aided awareness is defined as a person’s expressing familiarity with a brand when it is read from a list. In addition, DNR magazine ranked the Eddie Bauer brand as the 20th best-known men’s brand among the top 50 best known brands in its November 21, 2005 issue. In our efforts to reintroduce customers to our brand and target new customers, we plan to leverage our existing brand awareness and established reputation.

Recognized strength in outerwear.  We believe that Eddie Bauer has consistently been recognized for its high quality, outdoor-inspired outerwear collections. In 1936, we manufactured our first quilted goose down insulated garment, the Skyliner jacket, which was patented in 1940. Throughout our history, we have outfitted notable scientific and exploratory expeditions in Eddie Bauer outerwear. For example, Jim Whittaker was wearing Eddie Bauer outerwear when he became the first American to summit Mt. Everest in 1963. We continue to be named among the top outerwear brands — in July 2006, Eddie Bauer was ranked third among the top 10 best-known outerwear brands by Women’s Wear Daily. We intend to continue to use our recognized strength in outerwear as we design and market our outerwear apparel to serve our existing customers and attract new customers.

Already focused on desirable market segment.  We believe that our brand appeals most to upscale customers between the ages of 30 and 54. We believe this segment provides an attractive growth opportunity for us. We traditionally have focused on this segment which we believe provides us with a competitive advantage over many of our competitors who are expanding their marketing strategies and product offerings as well as starting new concepts to appeal more to this segment.

Integrated distribution network.  We allow customers to order our products through our retail and direct sales channels and return or exchange products at any of our retail or outlet stores, regardless of the channel of purchase. In addition, our U.S. stores offer a direct phone connection to our customer call centers that allows an in-store customer to order for home delivery a specific item, color or size that may not be available in the store. We believe these conveniences increase customer loyalty and strengthen our brand awareness, while increasing our sales across all of our channels. This integrated distribution network allows us to expand our product offering by allowing us to offer a wider range of sizes through our catalogs and websites while also providing us with tools to manage our store inventory levels.

Ability to control inventory in our direct channel.  We target our best customers to receive preview catalogs with incentives to purchase items prior to the official launch of a new season. We use the customer response to these preview catalogs to adjust our product offerings in our direct channel and to plan more accurately inventory commitments and assortments.

Licensing opportunities support our modern outdoor lifestyle brand image while providing an additional stream of revenue.  We license the Eddie Bauer name to various consumer product manufacturers and other retailers whose products complement our modern outdoor lifestyle brand image. We currently license the Eddie Bauer name for use with infant products, luggage and travel accessories, SUV models, camping gear and home furnishings among other things. We believe that these licensing opportunities not only enhance and extend our lifestyle brand, but also provide another source of revenue. We received approximately $15.7 million in royalty revenues in fiscal 2006 from our licensing arrangements.

Our Strategy

We intend to continue our turnaround and improve our operating results through the following key business strategies:

Revitalizing our brand.  We believe we need to reestablish Eddie Bauer as a brand that represents premium quality products for the modern outdoor lifestyle. We are building on our Eddie Bauer heritage and offering products that are relevant to our core customers and attractive to new customers. We are modifying our product assortment in a manner designed to more clearly embrace the heritage of the Eddie Bauer brand while meeting the evolving desires of our customers. We believe these actions should revitalize our brand, capture new customers and continue to interest our core customers.

Increasing sales and productivity across both of our channels.  We intend to increase sales per square foot realized in our retail stores through several means, including increased traffic and conversion at our retail stores. We believe that approximately 5,500 square feet is the appropriate size for most of our retail stores, (which does not include our outlet stores) because we believe this size allows us to achieve the correct balance among product assortment, displays, inventory and sales. As of December 30, 2006, approximately 55% of our stores are within plus or minus 15% of our model store size. We are in the process of realigning our remaining retail stores as opportunities arise, mainly through down-sizing retail stores and opening new retail stores in select locations based on a more uniform size and configuration that we believe will improve the sales per square foot realized in the retail store. We are also seeking to increase the sales per square foot realized in our retail stores by, among other things, emphasizing our outdoor heritage and offering both updated popular styles and products that feature improved fit and higher quality fabric, trim and hardware and come in a variety of sizes including petite, tall and plus to drive traffic and conversions. We intend to increase sales through our direct channel by balancing our product assortment, revising our product presentation to better appeal to our direct customers and improving our circulation strategy through the use of new models and lifetime value to increase the profitability of our circulation.

Augmenting our management team.  With the recent departure of Fabian Mansson, our former chief executive officer who resigned on February 9, 2007, we retained Spencer Stuart, one of the world’s leading executive search firms, to lead the search for a new chief executive officer and a permanent chief financial officer. Howard Gross, a member of our Board of Directors, is currently serving as our interim chief executive officer. From 1996 to 2004, Mr. Gross served as president and chief executive officer of HUB Distributing, Millers Outpost and Levi’s Outlet Stores of the American Retail Group, Inc. From 1994 to 1995, Mr. Gross served as the president and chief operating officer of Today’s Man, Inc. Formerly, Mr. Gross spent over 20 years at Limited Brands, Inc., where he held various positions, including president of Victoria’s Secrets Stores and president of the Limited Stores. We are also renewing our efforts to recruit additional executives to complete our senior management team, including a chief operating officer, senior vice president of human resources and vice president of direct.

Optimizing productivity of our back-end operations.  As a result of the Spiegel reorganization process, we inherited many back-end infrastructure operations that we are in the process of streamlining to better fit our business and to reduce costs. For example, we seek to improve our sourcing operations by reducing the number of vendors and countries from which we source to attain volume pricing and more consistent quality. We also aim to make our distribution center more productive and to improve our inventory control through better planning and coordination of our design, sourcing, distribution, planning and allocation operations.

Improving the customer experience.  We plan to improve the customer experience in each of our sales channels to increase sales across our entire business. In our stores, we aim to create appealing window arrangements to make our stores more interesting and drive traffic into our stores. In addition, we are aggressively focused on initiatives enhancing customer service, and customer service associates audit our progress by posing as shoppers and evaluating stores. Our aim is to establish a consistent store image to create a familiar look and feel in each store. In our direct channel, we intend to improve the presentation of our redesigned apparel lines in our catalogs and on our websites by highlighting individual products, tightening the focus of our catalog and Internet marketing to customers who we believe fit our target profile, using more brand appropriate photography and by replenishing our customer database, which was severely impacted by the liquidation of First Consumers National Bank, or FCNB. See “— The Spiegel Bankruptcy” for more details. We also seek to continuously improve the quality of service in our stores and at our call centers to be more responsive to customer questions and comments.

Increasing Customer Loyalty.  We recently launched our first full-scale customer loyalty program, Eddie Bauer Friends, for Eddie Bauer customers. The loyalty program allows customers in the United States to accrue points that may be redeemed for Eddie Bauer reward certificates or used toward acquiring special

Eddie Bauer merchandise at www.eddiebauerfriends.com. For every dollar spent on Eddie Bauer products, a member of the loyalty program receives loyalty points. Members who hold Eddie Bauer credit cards are eligible for bonus points. Members who hold Eddie Bauer credit cards are also eligible to participate in exclusive online auctions for special items, such as outdoor vacations, resort getaways, electronics, day spa retreats and more, using their points. We believe that the program will be a valuable tool in driving customer purchases and fostering customer loyalty while facilitating our ability to track and market to our customers.

Our Design and Merchandising

Our in-house design team aims to create products that reinforce our brand image by designing and merchandising products that incorporate quality fabrics and construction as well as provide comfortable, consistent fits and relevant detailing for men and women.

The design process begins with our designers’ development of four seasonal collections 10 to 12 months in advance of each season. Our design team regularly travels nationally and internationally to develop color, fabric and design ideas. Once the design team has developed a season’s color palette and design concepts, they build a complete prototype sample collection to evaluate the details, such as how color takes to a particular fabric, how a fabric performs to our fit specifications, and the overall look and feel of the garment with our coordinated accessories.

Merchants provide our design team with periodic updates regarding the results of product performance. This feedback helps guide the designers as they create and update products for upcoming seasons. Our design process is iterative, with regularly scheduled sessions between the merchandising and design groups to ensure that new products meet internal and customer expectations.

Our designers then create a sample collection and present it in a still life presentation format so our merchandising teams can select which items to market in each of our sales channels and edit the collection as necessary to increase its commercial strength. Our teams communicate regularly and work closely with each other to leverage market data, ensure the quality of our products and remain true to a unified brand image. Our technical design teams develop construction and fit specifications for every product, ensuring quality workmanship and consistency across product lines. We are able to efficiently offer an assortment of styles within each season’s line while still maintaining a unified brand image, because our product offerings originate from a single concept collection. As a final guarantee of brand image consistency, senior management reviews the four seasonal collections before selections are finalized.

Apparel products designed for our outlet stores generally follow a design and merchandising process similar to core products designed for our retail stores, with the same level of quality and fit, but with slightly less expensive fabrics and trims.

Our Sales Channels

We distribute our apparel and accessories through our retail channel, which consists of our network of retail and outlet stores, and through our direct channel, which consists of our Eddie Bauer catalogs and our websites located at www.eddiebauer.com and www.eddiebaueroutlet.com.

Retail Channel

In fiscal 2006, our retail channel generated net merchandise sales of $700.1 million, comprising 73.2% of our net merchandise sales.

Retail Stores.  Our retail stores generated net merchandise sales of $455.4 million in fiscal 2006, comprising 47.6% of our net merchandise sales. Our retail stores are generally located in regional malls and lifestyle centers and in metropolitan areas. We also have stores in smaller markets where we believe concentrations of our target customers exist. We believe situating our stores in desirable locations is key to the success of our business, and we determine store locations based on several factors, including geographic location, demographic information, presence of anchor tenants in mall locations and proximity to other specialty retail stores that target a similar demographic. Our retail stores are designed and fixtured to create a distinctive and inviting atmosphere, with clear displays and information about product quality and fabrication.

We believe that approximately 5,500 square feet is the appropriate size for most of our retail stores, as we believe this size allows us to achieve the correct balance between product assortment, inventory and sales. As of December 30, 2006, approximately 55% of our retail stores are within plus or minus 15% of our model retail store size. We are in the process of realigning our remaining retail stores as opportunities arise, mainly through down-sizing and opening new retail stores in select locations with a more uniform size and configuration that we believe will improve the sales per square foot realized in the retail store. Additionally, we intend to increase the sales per square foot and comparable store sales by, among other things, offering products featuring improved fit and higher quality fabric, trim and hardware and emphasizing our outdoor heritage to drive traffic and conversion.

We train our retail sales associates to provide a high standard of customer service and to create appealing head-to-toe outfit displays to show our customers how to wear our apparel to encourage multiple purchases by customers. To provide our sales associates with an incentive to deliver superior customer service and to drive sales, each retail sales associate’s compensation consists of a base hourly rate supplemented by eligibility for incentive bonuses based on overall store performance. Our associates are eligible to earn an incentive based on monthly store sales thresholds, payable after the end of each month in which the threshold sales goal has been met. We believe our compensation policies enable us to maintain high standards of customer service in our stores.

As of December 30, 2006, we operated 243 retail stores in the U.S. and 36 in Canada. In order to increase our net merchandise sales we intend to close under-performing retail stores as their leases expire and open new retail stores. The number of stores we ultimately open during any given year will depend on our ability, among other things, to obtain suitable locations on favorable terms, our working capital position and requirements, general economic conditions and the terms of our debt agreements. See “Item 2. Properties” and “Item 1A — Risk Factors — Risks Relating to our Business — If we cannot negotiate leases on reasonable terms, our business would be adversely affected.” In fiscal 2007, we intend to open approximately 22 additional retail stores and expect to close 29 retail stores, all of which were closed in January 2007.

Outlet Stores.  Our outlet stores generated net merchandise sales of $244.8 million in fiscal 2006, comprising 25.6% of our net merchandise sales. Our outlet stores target customers seeking Eddie Bauer apparel at lower prices. Our outlet net merchandise sales consist of apparel designed exclusively for the outlet stores and excess inventory from our retail stores, and we regularly monitor this mix. Apparel products designed for our outlet stores leverage the same design process, brand image principles and quality standards, as apparel sold in our retail stores, but with less expensive fabrics and hardware. Outlet products typically are priced at least 20% to 40% below full retail store product prices.

As of December 30, 2006, we operated 115 outlet stores in the U.S. Our outlet stores are located predominantly in outlet centers, value strip centers and “destination” outlet areas such as Palm Springs, California, and Hilton Head, South Carolina. See “Item 2. Properties.” In fiscal 2007, we expect to open approximately 11 additional outlet stores and expect to close one outlet store, which closed in January 2007.

Sales associates in our outlet stores adhere to customer service practices similar to our retail stores, and are trained to provide similar services to those provided in our retail stores. The compensation policies for our outlet sales associates are the same as those of our retail sales associates.

Direct Channel

In fiscal 2006, our direct channel generated net merchandise sales of $256.5 million, comprising 26.8% of our net merchandise sales. We believe that the increasing trend of consumers shopping via the Internet will drive growth in our Internet sales, offsetting anticipated declines in our catalog sales. Our direct channel consists of our catalog and website operations, both of which we believe reinforce our brand image and drive sales across both of our sales channels. Our catalogs and websites offer the broadest assortment of available colors, styles and sizes, including petite, tall and plus, as well as certain products, such as swimwear, dresses and footwear, that are not available in our stores. Our U.S. stores offer a direct phone connection to our customer call centers that allows an in-store customer to order for home delivery a particular size, color or item that may not be available in the store. We account for these sales under direct channel sales. In addition, our website and catalogs are linked through our “Catalog Quick Order” feature, which allows a customer to input a catalog item number to place an order on the website.

As of December 30, 2006, we maintained a customer database of approximately 8.0 million customers, of which approximately 3.1 million were households that had purchased from us at least once in the past 12 months, and approximately 1.8 million were customers with e-mail addresses who receive regular promotional e-mails from us. We update our customer database on a continuous basis. Our customer database enables us to analyze customer purchases by numerous metrics, including frequency and average transaction size, which allows us to implement more advanced circulation and strategic marketing programs. We focus on continually improving the segmentation of our customer database and the acquisition of additional customer names from several sources, including our retail stores, our websites, list rentals and list exchanges with other catalog companies.

Catalogs.  In fiscal 2006, we distributed 28 catalog editions with a circulation of approximately 80.8 million catalogs. Our top catalog customers receive a new catalog every two to three weeks. In addition, we target our best customers to receive preview catalogs with incentives to purchase items approximately 10 to 12 weeks prior to the official launch of a new season. Customer response to these preview catalogs is important information we use to adjust our product offerings in our direct channel and also enables us to better control inventory commitments and assortments. All creative work on our catalogs is coordinated by our in-house personnel, and we believe this allows us to shape and reinforce our brand image.

Websites.  Our www.eddiebauer.com and www.eddiebaueroutlet.com websites were launched in 1996 and 1999, respectively, and allow our customers to purchase our merchandise over the Internet. We design and operate our websites using an in-house technical staff and outside web hosting provider. Our websites emphasize simplicity and ease of customer use while integrating our brand’s modern outdoor lifestyle imagery used in our catalogs. In fiscal 2006, our websites had over 33.7 million visits. Our website has received a number of awards, being named a “Top 50 Best of the Web” online retailing website for 2005 by Internet Retailer in November 2005.

We conduct online advertising and send targeted e-mails to reach customers looking to purchase apparel and accessories over the Internet. We are an apparel category partner with AOL. We advertise in AOL Shopping and the apparel categories within that site. Advertising includes banners, Eddie Bauer store listing, AOL Keywords, product feeds and other editorial features. We also advertise on the top three search engines, Google, Yahoo! And MSN, sponsoring pay-per-click listings on brand and product related keywords and keyword phrases. Our online advertising allows us to target many different segments of our customer base without incurring significant marketing costs.

Our Joint Ventures

We participate in two joint ventures, one in Japan and one in Germany that extend the reach of the Eddie Bauer brand. We have granted the joint ventures the right to sell in their markets a mixture of Eddie Bauer apparel and accessories from the U.S. core assortment in addition to products developed by the joint venture partner exclusively for the applicable joint venture. As a minority participant in both of the joint ventures, we do not determine the strategic direction of either joint venture. However, in each case, through board participation and our license agreement, we provide oversight and also retain the right to approve all products offered by the joint ventures that carry the Eddie Bauer brand. We assist both joint ventures in building an appropriate product line, approving new store designs and site locations and ensuring consistency of the Eddie Bauer brand.

We provide the joint ventures with access to our designs, sourcing network, marketing materials, catalog photography, page layouts and general operational knowledge. In exchange, we receive a royalty payment on all products sold plus our share, as an equity holder, in the earnings or losses of each joint venture. As of

December 30, 2006, our equity investment balances were approximately $12.9 million and $3.1 million in Eddie Bauer Japan and Eddie Bauer Germany, respectively.

Eddie Bauer Japan

Eddie Bauer Japan reported joint venture net sales of $128.8 million in fiscal 2006. As of December 30, 2006 we had contributed approximately $8.6 million to the joint venture (net of dividends received of $0.7 million). In fiscal 2006, we received approximately $4.6 million in royalties from the joint venture and recorded income of approximately $0.8 million for our equity share.

We own 30% of Eddie Bauer Japan, a joint venture with Otto-Sumisho, Inc. (a joint venture company of Otto KG, a former Spiegel affiliate, and Sumitomo Corporation). As of December 30, 2006, Eddie Bauer Japan operated 40 retail stores and nine outlet stores, distributed 11 major catalogs annually and operated a website located at www.eddiebauer.co.jp. A substantial majority of the products sold by Eddie Bauer Japan are Eddie Bauer products while the remaining products are developed exclusively for the joint venture. Eddie Bauer Japan sources the U.S.-designed Eddie Bauer products primarily from our principal sourcing agent, Eddie Bauer International, Ltd., a subsidiary of Otto KG. Eddie Bauer Japan sources the majority of its exclusive products from outside vendors, but we retain the right to approve all vendors under the guidelines of our Global Labor Practices Program. See “— Our Product Sourcing — Our Global Labor Practices Program.”

Eddie Bauer Germany

Eddie Bauer Germany reported joint venture net sales of $60.1 million in fiscal 2006. As of December 30, 2006, we had contributed approximately $17.6 million to the joint venture (with no dividends received). In fiscal 2006, we received approximately $2.0 million in royalties from the joint venture and recorded a loss of $4.2 million for our equity share.

We own 40% of Eddie Bauer Germany, a joint venture with Heinrich Heine GmbH and Sport-Scheck GmbH (both former Spiegel affiliates and subsidiaries of Otto KG). As of December 30, 2006, Eddie Bauer Germany operated seven retail stores and two outlet stores, distributed six major catalogs annually and operated a website located at www.eddiebauer.de. As a result of weak retail sales due partially to a continued poor apparel retail market in Germany, in January 2007 Eddie Bauer Germany made the decision to close all of its retail stores. We anticipate that all Eddie Bauer Germany retail stores will be closed by August 2007. Eddie Bauer Germany will continue to sell its products through its catalogs, website and outlet stores. A substantial majority of the products sold in Germany are U.S.-designed Eddie Bauer products while the remaining products are developed exclusively for the joint venture. Eddie Bauer Germany sources the traditional Eddie Bauer products primarily from Eddie Bauer International, Ltd. Eddie Bauer Germany sources the products that are developed exclusively for Eddie Bauer Germany from outside sources, but we retain the right to approve all vendors under the guidelines of our Global Labor Practices Program. See “— Our Product Sourcing — Our Global Labor Practices Program.”

Our Licensing

We selectively license our brand name and logo to be included on products sold by other companies to enhance and extend the Eddie Bauer brand. We received $15.7 million in royalty revenues in fiscal 2006 relating to our licensing arrangements.

We seek licensees who are leaders in the outdoor, juvenile, home, SUV and personal categories. We typically enter into multi-year license agreements with one licensee per product category to prevent price competition and market saturation of our brand. Our top performing licenses by royalty revenues received for fiscal 2006 were Cosco Management, Inc. (a subsidiary of Dorel Industries Inc.) for infant and juvenile car seats and strollers; Skyway Luggage Company for luggage and travel accessories; Ford Motor Company, which uses the Eddie Bauer name and logo on premium Explorer and Expedition models; American Recreation Products, Inc. for camping gear; Lowe’s Companies for home products; and Franco Apparel Group for juvenile clothing. In each of our licensing arrangements, we work closely with our licensees and have a final right of approval to ensure our brand is consistently presented.

As part of our emergence as a stand-alone company, we have closed our Eddie Bauer Home operations and are pursuing additional licensing opportunities in the home furnishings category.

Our Marketing

Our Marketing Strategy

We design our marketing strategy to present a consistent and unified brand image grounded in our outdoor heritage to increase traffic, purchase frequency and sales through both of our sales channels and create an emotional connection between our target customers and the Eddie Bauer brand. Our target customers are women and men, ages 30-54 who desire high quality outdoor-inspired casual sportswear. We believe that our customers lead a busy, engaged lifestyle and expect to find easy, comfortable and stylish apparel and non-apparel solutions from Eddie Bauer. Our goal is to create marketing campaigns to amplify our seasonal merchandising messages and to make our target customers aware of new merchandise, special events and sale offers. Our primary methods of driving traffic to our sales channels are extensive catalog and e-mail circulation, product presentation in our store windows, mall advertising and online advertising. Through the efforts of our public relations department, we also receive uncompensated product coverage from independent publications such as Oprah, In Style and Men’s Journal. This coverage features our new merchandise and we believe further solidifies our brand image. We believe that our licensing arrangements also extend and enhance the reach of the Eddie Bauer brand.

To increase purchasing frequency, we utilize our customer database of approximately 8.0 million customers to monitor customer purchase patterns so we can better target segments of our customer database with specific marketing programs. We believe that our direct mail programs and e-mails allow us to further strengthen our current customer relationships on a monthly basis and to attract lapsed customers to shop the brand again. In addition to our own database, we regularly send catalogs to third party databases to attract new customers to the brand. We also seek to increase customer loyalty with special programs for our private label credit card holders and loyalty programs in the U.S. and Canada that provide incentives for customers to shop more at Eddie Bauer.

Marketing expenses accounted for 9.9% (including catalog production costs) of our net merchandise sales in fiscal 2006.

Our Private-Label Credit Card

We also seek to increase customer loyalty and sales by offering customers our private-label Eddie Bauer credit card through a third party, World Financial Network National Bank (“WFNNB”), a subsidiary of Alliance Data Systems. Customers apply for the Eddie Bauer credit card, and if approved in accordance with WFNNB’s credit criteria policies, customers can use the Eddie Bauer credit card in either of our sales channels. WFNNB services include establishing credit criteria for customer acquisition, issuing and activating new cards, extending credit to new cardholders, authorizing purchases made with Eddie Bauer credit cards, as well as offering customer care, billing and remittance services. From time to time, we offer these cardholders exclusive offers, as well as advance notice of in-store promotional sales events. As of December 30, 2006, we had approximately 660,000 customers who had used the Eddie Bauer credit card at least once in the past 12 months. Sales using our credit card, after discounts, comprised approximately 14% of our total net merchandise sales in fiscal 2006.

Through arrangements with WFNNB, we expect to continue to replenish our customer database, which was depleted as we lost high-risk, low-credit customers in connection with the liquidation of First Consumers National Bank, or FCNB, which was the special-purpose bank that offered private-label credit cards imprinted with an Eddie Bauer, Newport News or Spiegel logo to qualifying customers as well as MasterCardtm and Visatm bankcards to the general public. For more information, see “— The Spiegel Bankruptcy.”

Our Product Sourcing

Our Sourcing Strategy

We do not own or operate any manufacturing facilities and instead contract with third-party sourcing agents and vendors for sourcing and manufacturing of our merchandise. Our sourcing strategy emphasizes the quality fabrics and construction that our customers expect of our brand. To ensure that our standards of product quality and timely product delivery are met, we take the following actions:

•	we retain close control over our product quality, design and costs by designing and developing most clothing and accessory products in-house;

•	we work with a select group of sourcing agents and vendors, directly negotiate product cost with our vendors and send detailed specification packages to these sourcing agents and vendors;

•	we inspect pre-production samples, make periodic site visits to our vendors’ factories and selectively inspect inbound shipments at our distribution center; and

•	we establish quality standards at our headquarters in Redmond, Washington, that are included in our policies with these sourcing agents and vendors and enforced by our associates.

We have four sourcing seasons per year and typically place orders with our vendors approximately six months prior to the initial sale date, with approximately 11 to 12 weeks for reorders and seven to nine weeks for replenishment of our basic non-seasonal items. We use a similar sourcing calendar for each of our sales channels. We purchase approximately 85% to 90% of inventory for our stores in advance so as to permit all of our stores to have sufficient product to support demand. In the case of direct sales, we purchase only approximately 70% to 75% of inventory in advance because we can better gauge anticipated demand for products through our preview catalog, which we send to customers approximately 10 to 12 weeks in advance of a season’s product launch.

We believe our sourcing strategy maintains our strict quality control standards while allowing us to enhance our speed to market to respond to our customers’ preferences.

Our Sourcing Agents

For fiscal 2006, on a purchase value basis, we sourced approximately 84% of our products through our main sourcing agents, Eddie Bauer International, Ltd. (“EBI”) (72%) and Eddie Bauer International (Americas), Inc. (“EBI Americas”) (12%), approximately 14% of our merchandise (primarily non-apparel and swimwear) direct or from domestic importers and the remainder (primarily footwear and home products) through other buying agents. EBI is a subsidiary of Otto International (Hong Kong) Ltd. (“OIHK”), and EBI Americas is a subsidiary of Otto International GmbH, both former affiliates of Spiegel, and we license our name to both entities.

In June 2006, we ended our sourcing arrangement with EBI Americas. In connection with the termination of this arrangement we expanded our in-house procurement capabilities to perform this sourcing. We hired eight additional associates in fiscal 2006 and anticipate hiring an additional associate in fiscal 2007 in connection with this expansion. We do not believe that this arrangement has impacted our ability to source products from the Americas and Caribbean as we have existing relationships with vendors in these areas. The termination of this arrangement resulted in net cost savings of approximately $0.1 million in fiscal 2006. We anticipate achieving additional annual net cost savings on a going forward basis as a result of taking this process in-house.

EBI maintains an office in Hong Kong and sources merchandise primarily from Asia. We are EBI’s sole customer, although the parent company, Otto Asia Holding KG and affiliates provide similar buying agency services for third parties and affiliates of Otto. EBI provides various services to us, including market research, product development, vendor screening, quality control standards implementation, labor compliance reviews, product delivery scheduling, and vendor stability. EBI operates on a commission-rate basis and our arrangements with EBI are automatically renewed each year, unless terminated by either party upon one year written notice.

Our Vendors

As of December 30, 2006, our sourcing network consists of more than 200 vendors, who operate in 35 countries. In 2006, our largest countries of import were China (31% of total imports, of which 12% were from Hong Kong), Thailand (10% of total imports), Mexico (9% of total imports) and Sri Lanka (8% of total imports). In fiscal 2006, our top 30 vendors supplied approximately 70% of our total vendor purchases and no single vendor supplied more than 5% of our total vendor purchases. Our top 30 vendors have supplied us for an average of approximately nine years. We believe our long-term relationships with our vendors have also provided us with the ability to resolve supply issues efficiently and negotiate favorable pricing terms over time, further improving our overall cost structure. We intend to improve our sourcing operations by reducing the number of vendors and countries from which we source to attain volume pricing and more consistent quality.

Substantially all of our vendors that are sourced through EBI are paid pursuant to a Vendor Payment Services Agreement we have entered into with OIHK. Pursuant to this arrangement, OIHK pays our vendors the purchase price for inventory, less a volume discount and a small transaction fee paid by the vendor, typically within seven days of the receipt of purchase orders and certain other purchase documents from our buying agent. We typically reimburse OIHK in advance of payment to a vendor. This arrangement is beneficial to the vendors as it ensures prompt payment and is beneficial to us as it is less expensive than obtaining a letter of credit for each vendor from whom we source products. Our other vendors are paid directly by us. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

Our Global Labor Practices Program

Established in 1995, our Global Labor Practices Program involves internal training and supplier education, evaluation and corrective action of vendor factories for compliance, and seeks to protect and promote workplace human rights. Our standards include prohibitions against forced labor, child labor, harassment and abuse. They also address non-discrimination, health and safety, freedom of association and collective bargaining, wages and benefits, hours of work, overtime compensation and environmental standards. All of our vendors who manufacture products for us must agree to comply with our Global Labor Practices Program. Our sourcing agent, EBI, and external monitors also conduct annual vendor audits on our behalf.

Since 2001, we also have been active participants in the Fair Labor Association, or FLA, a non-profit organization and monitoring system established to protect the rights of workers and improve working conditions worldwide. FLA enhancements to our Global Labor Practices Program include more systematic risk assessment, identification of best practices, collaboration on workplace improvements, expanded factory inspections, outreach to special interest groups knowledgeable about local issues, use of external auditors and public reporting by FLA on our compliance program. In May 2005, our Global Labor Practices Program was accredited by the FLA, signifying that we are in substantial compliance with FLA requirements to implement a rigorous workplace code of conduct in apparel factories making our products. In evaluating our program for accreditation, the FLA reviewed factory monitoring of and verification reports regarding supplier facilities conducted by external monitors and verified implementation of monitoring protocols, training programs and an auditing system. In accordance with FLA requirements, our Global Labor Practices Program will be reviewed for re-accreditation every two years.

Our Distribution and Logistics Infrastructure

Transport

Our transportation delivery chain is designed to ensure that our products are delivered from our vendors to our distribution centers in a safe, expedient and cost-effective manner. Each overseas vendor sends the finished products to a designated shipper or consolidator who assembles the shipments into containers. On average, shipments are in transit for approximately 30 days. Shipments generally arrive in Tacoma/Seattle and then move by rail to our distribution center in Groveport, Ohio, unless they are destined for our Canadian retail stores, in which case they generally arrive in Vancouver, British Columbia, and move by rail to our distribution center in Vaughan, Ontario. Domestic vendors generally use common carriers to deliver our products to the appropriate distribution center. The typical time from completion of product by the manufacturer, shipping, customs clearance, warehouse receipt, quality assurance inspection and outbound shipping from our distribution centers to stores is approximately six weeks.

We typically use United Parcel Service (“UPS”) for delivering shipments from our distribution center in Groveport, Ohio, to our retail and outlet stores across the U.S. and for expedited and non-U.S. shipments to our customers. All U.S. ground shipments originating from our catalogs or website are delivered to our customers by the United States Postal Service (“USPS”).

Distribution Centers

Pursuant to the Plan of Reorganization, we acquired a 2.2 million square foot distribution center in Groveport, Ohio, that was formerly owned by Spiegel. This distribution center handles logistics and distribution for our U.S. stores and worldwide direct channel operations. As part of our strategy, we aim to make this distribution center more productive. We also lease a 97,200 square foot distribution center in Vaughan, Ontario, to support our Canadian stores. Our Vaughan, Ontario, lease is scheduled to expire in April 2008. As of December 30, 2006, approximately 606 associates were employed by our distribution centers, consisting of 583 associates in Groveport and 23 associates in Vaughan, with the number of associates typically increasing in the fourth quarter to handle larger processing volume during the Holiday season.

Call Centers

As part of the Plan of Reorganization, we assumed the lease of a 37,815 square foot customer call center in Saint John, New Brunswick, Canada. In fiscal 2006, we supported approximately 2.4 million customer calls, and 3.2 million customer contacts. Our lease expires in May 2011. In August 2005, we opened a secondary call center within our distribution center in Groveport, Ohio, to primarily handle seasonal overflow and provide disaster recovery capabilities. As of December 30, 2006, approximately 427 associates were employed by our call centers, consisting of 357 associates in Saint John and 70 associates in Groveport, with the number of associates typically increasing in the fourth quarter to handle larger processing volume during the Holiday season.

Information Technology Center

Pursuant to the Plan of Reorganization, we acquired an approximately 50,000 square foot information technology center in Westmont, Illinois, that houses all of our information systems relating to product development, merchandising, marketing, planning, store operations, sourcing, finance, accounting, call centers, Internet, inventory and order fulfillment. As of December 30, 2006, approximately 123 associates were employed by the information technology center, with 104 located in Westmont, Illinois and 19 located in our Redmond and Groveport facilities. Our websites are hosted by a third party at its data center. We maintain a disaster recovery plan that can be implemented in the event we lose our capacity to perform daily data operations. All critical data is backed up and sent off site on a daily basis specifically for recovery purposes. We have contracted with a disaster recovery vendor to provide the necessary computing equipment at a hot site so that operations can be restored. We test the plan periodically to ensure its validity.

Competition

The retail apparel industry is highly competitive. We believe that the primary competitive factors in the industry are brand recognition, the selection, availability, quality and fit of products, the ability to anticipate and react to changing customer demands and fashion trends in a timely manner, price, effectiveness of marketing and advertising, and effectiveness of customer service. We compete with a variety of retailers, including national department store chains, national and international specialty apparel chains, global discount chains, outdoor specialty stores, catalog businesses, sportswear marketers and online businesses that sell similar lines of merchandise. In the United States, our retail stores compete primarily with other specialty retailers, such as Ann Taylor, Banana Republic, Talbots, Chico’s, Coldwater Creek, Gap, J. Crew, J. Jill and Timberland and national department store chains such as Macy’s and Nordstrom. We also compete with catalog businesses such as L.L. Bean and Lands’ End and outdoor specialty stores such as Columbia Sportswear, North Face, Patagonia and REI. In Canada, we compete primarily with retail stores such as Bluenotes and Roots, as well as various national and international department store chains. Our outlet stores compete with the outlet stores of other specialty retailers such as Ann Taylor, Banana Republic, Gap, J. Crew and Ralph Lauren/ Polo, as well as with other value-oriented apparel chains and national department store chains.

We believe that our primary competitive advantages are customer recognition of the Eddie Bauer brand name, our established position in the 30 to 54 year-old market, our integration of our two sales channels, our broad base of licensing relationships and our satisfaction guarantee. We believe that we also differentiate ourselves from competitors on the basis of our tradition of offering outdoor-inspired clothing and accessories, particularly in the outerwear category, our focus on the quality of our product offerings and our customer-service oriented culture. We believe our success depends in substantial part on our ability to anticipate, gauge and react in a timely manner to changing consumer preferences which, in turn, allows us to drive traffic to our channels, increase purchase frequency and improve conversions.

Many of our competitors may have greater financial, distribution, logistics and marketing resources than us. In addition, many of our competitors are not in the early stages of trying to stabilize their business and revitalize their brand. Many of our competitors therefore may be able to adapt to changes in customer requirements more quickly, devote greater resources to the design, sourcing, distribution, marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can.

For information on the primary factors on which we compete and the risks we face from competition, see “Risk Factors — Risks Relating to Our Industry — If we cannot compete effectively in the apparel industry our business and financial condition may be adversely affected” under Item 1A.

Seasonality

We are a seasonal business, with our sales and earnings peaking during the fourth quarter, particularly during the November through December Holiday periods. In addition, we typically experience higher sales of men’s products and accessories in June for Father’s Day. As a result of our seasonal sales patterns, we increase our inventory levels during these selling periods.

Trademarks

Substantially all of our global trademarks are owned by Eddie Bauer, Inc. As of December 30, 2006, we had over 80 trademark registrations and pending trademark applications in the U.S. and over 275 registered trademarks and 30 pending trademark applications in foreign countries. Our pending trademark applications may not result in issued trademark registrations. Our trademarks include Eddie Bauer®, EBTek®, Eddie Bauer Adventurer®, the Eddie Bauer signature logo, the Eddie Bauer goose logo and various other marks used in our business.

We regard our trademarks as key assets and believe they have substantial value in the marketing of our products. We protect these trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries, particularly where our products are manufactured and/or sold. We work vigorously to enforce and protect our trademark rights by engaging in monitoring services, issuing cease-and-desist letters against third parties infringing or denigrating our trademarks and initiating litigation as necessary. We also work with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world. We also grant licenses to other parties to manufacture and sell certain products with our trademarks.

Associates

As of December 30, 2006, we had approximately 2,457 full-time associates and 7,156 part-time associates in the U.S. and Canada. As a result of our seasonal sales patterns, we hire additional temporary staff at our retail stores and at our distribution and call centers during the fourth quarter. Our associates are not represented by unions and are not covered by any collective bargaining agreements. We have had no labor-related work stoppages, and we consider relations with our associates to be good.

Government Regulation

U.S. Regulation

We are subject to federal, state and local laws and regulations affecting our business, including those related to labor, employment, worker health and safety, environmental protection, products liability, product labeling, consumer protection, privacy and anti-corruption. These laws include the Occupational Safety and Health Act, the Consumer Product Safety Act, the Trade Act of 2003, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the Foreign Corrupt Practices Act and the rules and regulations of the Consumer Products Safety Commission and the Federal Trade Commission. We also voluntarily participate in the Customs — Trade Partnership Against Terrorism (“C-TPAT”) and expect to receive our validation in the near future. We also are subject to import and export laws, including U.S. economic sanction and embargo regulations and other related laws such as the U.S. anti-boycott law and the U.S. export controls regulations.

Non-U.S. Regulation

We are subject to Canadian and other foreign laws and regulations affecting our business, including those related to labor, employment, worker health and safety, environmental protection, products liability, product labeling, consumer protection and anti-corruption. Our operations are also subject to international trade agreements and regulations such as the North American Free Trade Agreement, the Central American Free Trade Agreement, the Caribbean Basin Initiative and the European Economic Area Agreement and the activities and regulations of the World Trade Organization (“WTO”). Generally, these trade agreements have positive effects on trade liberalization and benefit our business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country.

In addition, all of our import operations are subject to tariffs and quotas set by governments through mutual agreements or bilateral actions. Countries in which our products are manufactured or imported may from time to time impose new or additional quotas, duties, tariffs or other restrictions on our imports or adversely modify existing restrictions.

Our business was not materially affected by the elimination of quotas on textile and apparel imports by WTO member countries at the end of 2004 from developing countries which historically have lower labor costs, including China, because the U.S. and other WTO members re-imposed “safeguard” quotas on specific categories of products from China. We also receive a small portion of our products from Vietnam, which is not a member of the WTO, and we therefore are still subject to quotas for products imported from Vietnam.

We believe we are in substantial compliance with all U.S. and foreign regulations that apply to our business.

THE SPIEGEL BANKRUPTCY

The Spiegel Group

As part of the Spiegel group, Eddie Bauer, Inc. was one of three principal merchant divisions, along with Spiegel Catalog, Inc., which primarily offered private-label and branded apparel and home merchandise through catalogs, and Newport News, Inc., a direct marketer of moderately priced women’s fashions and home furnishings.

Spiegel’s principal source of liquidity was FCNB, its special-purpose bank that offered private-label credit cards imprinted with an Eddie Bauer, Newport News or Spiegel logo to qualifying customers as well as MasterCardtm and Visatm bankcards to the general public. A principal source of liquidity for the Spiegel group was FCNB’s ability to sell substantially all of the private-label credit card and bankcard receivables to securitization vehicles, which in turn financed their purchase of the receivables by selling asset-backed securities to investors. In the ordinary course of business, the securitization vehicles returned a significant portion of the proceeds of collections on the receivables to FCNB in exchange for the deposit of additional receivables. FCNB used these proceeds to reimburse the merchant divisions for charges made with the private-label credit cards.

On March 17, 2003, Spiegel, together with 19 of its subsidiaries and affiliates, including Eddie Bauer, Inc., filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court of the Southern District of New York. We collectively refer to the entities party to the bankruptcy proceedings as the “Debtors.” FCNB, Spiegel Acceptance Corporation (“SAC”) and Financial Services Acceptance Corporation (“FSAC”) were not Debtors. The bankruptcy court confirmed the Amended Joint Plan of Reorganization relating to the bankruptcy, which we call the Plan of Reorganization, on May 25, 2005, and the Plan of Reorganization became effective on June 21, 2005.

Events Leading to the Spiegel Bankruptcy

During 2001 and 2002, net sales declined at Spiegel’s three merchant divisions, including Eddie Bauer, Inc. In addition, as a result of FCNB’s expansion of credit to high risk, low-credit score customers beginning in 1999, the performance of the credit card receivables declined significantly. These events led to lower liquidity and contributed to the noncompliance by Spiegel and its affiliates with certain financial and other covenants under their financing arrangements.

In May 2002, FCNB entered into an agreement with the Office of the Comptroller of the Currency, or the OCC, which required FCNB to comply with certain requirements and restrictions regarding its bankcard business, and in November 2002 the OCC approved a disposition plan for FCNB. As a result of continued declines in the performance and credit quality of the receivables, in March 2003 early amortization (or “pay-out”) events occurred under some of the securitizations, which caused, through cross-default provisions, pay-out events on the other securitizations. As a result, substantially all monthly excess cash flow from the securitizations was diverted to repay principal to investors in the securitization vehicles on an accelerated basis, rather than to pay the cash to FCNB upon deposit of new receivables. Accordingly, the Debtors lost a significant source of liquidity to fund their operations and FCNB was precluded from continuing to securitize new credit card receivables.

In March 2003, the merchant divisions ceased honoring the private-label credit cards issued to their customers by FCNB, FCNB discontinued charging privileges on all MasterCardtm and Visatm bankcards issued by FCNB to its customers, and FCNB began the liquidation process required by the OCC. The liquidation of FCNB contributed significantly to our decreased revenues in 2003.

Also in March 2003, the SEC commenced a civil proceeding against Spiegel alleging, among other things, that Spiegel’s public disclosures violated the Securities Exchange Act of 1934, as amended, or the Exchange Act. Spiegel entered into a consent and stipulation with the SEC resolving, in part, the claims asserted in the SEC action. Spiegel also consented to the entry of a partial final judgment pursuant to which it agreed, among other things, to the entry of a permanent injunction enjoining any conduct in violation of the Exchange Act and to the appointment of an independent examiner to review its financial records and to report on its financial condition and financial accounting. As part of the settlement, Spiegel neither admitted nor denied the allegations in the SEC’s complaint.

In view of the foregoing, Spiegel’s ongoing liquidity crisis, and various additional lawsuits that were filed against Spiegel and certain of its subsidiaries and affiliates, the Debtors concluded that it was in the best interests of their creditors, stockholders and other parties-in-interest for the Debtors to seek protection under the Bankruptcy Code.

Actions Taken Under the Plan of Reorganization

On June 21, 2005, the Plan of Reorganization became effective and:

•	Eddie Bauer Holdings, Inc. was formed as a new holding company to serve as the parent company for Eddie Bauer, Inc. and its subsidiaries;

•	Spiegel transferred to Eddie Bauer Holdings 100% of its ownership interest in Eddie Bauer, Inc., FSAC, SAC, Eddie Bauer Fulfillment Services, Inc. (“EBFS”), and Eddie Bauer Customer Services Inc. (“EBCS”), in exchange for Eddie Bauer Holdings issuance of 30 million shares of common stock to certain unsecured creditors of the Debtors;

•	Eddie Bauer Holdings contributed to Eddie Bauer, Inc. its shares in EBFS and EBCS such that these entities became wholly-owned subsidiaries of Eddie Bauer, Inc.;

•	Eddie Bauer Information Technology, LLC, or EBIT, was formed as a wholly-owned subsidiary of Eddie Bauer, Inc., and Spiegel Management Group, after having transferred all of its assets that did not comprise or support its information services to Spiegel, Inc., merged with and into EBIT;

•	in order to take advantage of tax net operating losses (“NOLs”) available to Eddie Bauer Holdings from FSAC and SAC, we included ownership limitations on our newly issued common stock in our certificate of incorporation and bylaws;

•	we agreed to use commercially reasonable best efforts to become a reporting company under the Exchange Act and cause, as soon as reasonably practicable, our common stock to be quoted on the Nasdaq National Market;

•	we and our U.S. subsidiaries entered into a $300 million senior secured term loan agreement that is secured by a first lien on certain of our real estate assets and trademarks and a second lien on other U.S. assets and a $150 million working capital facility that replaced a debtor-in-possession facility and that is secured by a first lien on our U.S. inventory and U.S. accounts receivables balances and a second lien on all other U.S. assets (other than our real estate). See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity”; and

•	we issued a nonrecourse promissory obligation to a liquidating trust established for the benefit of the creditors of Spiegel, pursuant to which we are obligated to pay the creditors’ trust 90% of proceeds (as defined in the obligation) received by SAC and FSAC in respect of securitization interests held by either entity in certain pre-petition securitization transactions to which Spiegel and its subsidiaries were a party.

Item 1A.	Risk Factors

Any of the risks discussed below, as well as any of the other risks described in this Form 10-K, could materially affect our business, financial condition, results of operations and cash flows.

Risks Relating to Our Industry

If we cannot compete effectively in the apparel industry our business and financial condition may be adversely affected.

The retail apparel industry is highly competitive. We compete with a variety of retailers, including national department store chains, national and international specialty apparel chains, outdoor specialty stores, apparel catalog businesses, sportswear marketers and online apparel businesses that sell similar lines of merchandise. Our outlet stores compete with the outlet stores of other specialty retailers as well as with other value-oriented apparel chains and national department store chains.

Competition in the retail industry is primarily based on:

•	brand recognition;

•	the selection, availability, quality and fit of products;

•	the ability to anticipate and react to changing customer demands and fashion trends in a timely manner;

•	price;

•	effectiveness of marketing and advertising; and

•	effectiveness of customer service.

Our competitors may be able to adapt to changes in customer requirements more quickly, devote greater resources to the design, sourcing, distribution, marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. If we are unable to overcome these potential competitive disadvantages or effectively place our products relative to our competition, our business and results of operations will suffer.

Adverse changes in the economy may adversely affect consumer spending, which could negatively impact our business.

The specialty retail apparel industry is heavily dependent on discretionary consumer spending patterns. Our business is sensitive to numerous factors that affect discretionary consumer income, including adverse general economic conditions, changes in employment trends and levels of unemployment, increases in interest rates, weather, acts of war, terrorist or political events, a significant rise in energy prices or other events or actions that may lead to a decrease in consumer confidence or a reduction in discretionary income. In addition, increased fuel costs may discourage customers from driving to our retail and outlet locations, reducing store traffic and possibly sales. Declines in consumer spending on apparel and accessories, especially for extended periods, could have a material adverse effect on our business, financial condition and results of operations.

Results of operations could be hurt if new trade restrictions are imposed or existing trade restrictions become more burdensome.

Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against apparel items, as well as U.S., Canadian or foreign labor strikes, work stoppages or boycotts could increase the cost or reduce the supply of apparel available to us or may require us to modify our current business practices, any of which could hurt our business, financial condition and results of operations. Under the World Trade Organization Agreement, effective January 1, 2005, the U.S. and other WTO member countries removed quotas on goods from WTO members, which resulted in an import surge from China. In response, the U.S. in May 2005 imposed safeguard quotas on seven categories of goods and apparel imported from China, and may impose additional quotas. In fiscal 2006, our largest country of import was China with 31% of total imports, of which 12% were from Hong Kong. The extent of this impact, if any, and the possible effect on our sourcing patterns and costs, cannot be determined at this time. We also cannot predict whether any of the countries in which our merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S., Canadian and foreign governments, nor can we predict the likelihood, type or effect of any such restrictions.

Competitors in the retail apparel industry have been experiencing a trend towards lower prices, which has affected and may continue to affect our results of operations.

Many retailers in the apparel industry, including Eddie  Bauer, who are positioned between the high-end luxury segment and the low-end discount segment have been under increasing pressure to reduce prices of their products as a result of increased competition, the increased outsourcing of product manufacturing to countries with lower labor costs, trade liberalization, consolidation among retailers and lower barriers to entry for manufacturers and retailers. This trend is of extra significance to us since, as part of our strategy to revitalize our brand as a premium quality brand, we have added some higher priced items to our product offering. If we are unable to resist the trend towards lower prices, or are unable to sell our higher-priced products, our business, financial condition and results of operations could suffer materially.

The retail apparel business is seasonal in nature, and any decrease in our sales or margins during these periods could have a material adverse effect on our company.

The retail apparel industry is highly seasonal. We generate our highest levels of sales during the fourth quarter, particularly during the November through December Holiday periods, and we typically experience higher sales of men’s products and accessories in June for Father’s Day. Our profitability depends, to a significant degree, on the sales generated during these peak periods. Any decrease in sales or margins during these periods, whether as a result of economic conditions, poor weather or other factors, could have a material adverse effect on our company.

The apparel industry is characterized by rapidly changing customer demands and our failure to anticipate and respond to changing customer style preferences in a timely manner will adversely affect our business and financial condition.

The apparel industry is characterized by rapidly changing customer preferences and quickly emerging and dissipating trends. If we continue to fail to effectively gauge the direction of customer preferences and anticipate trends, our product offerings may be met with poor customer reception and require substantial discounts to sell. We typically place orders with our vendors approximately six months prior to the initial sale date. Due to this lead time, we have a very limited ability to respond to changes in customer preferences between our order date and initial sale date. If we are unable to successfully identify changes in customer preferences and anticipate customer demand from season to season, or if customer preferences shift away from our line of product offerings, we could continue to experience lower sales, excess inventories, higher mark-downs and decreased earnings. In addition, we will incur additional costs if we need to redesign our product offerings. The occurrence of any of these events may also have a negative effect on our brand name if customers believe we are unable to offer relevant styles. We may respond by further increasing mark-downs or introducing marketing promotions, which would further decrease our gross margins and net income.

Risks Relating to Our Business

If we cannot revitalize the Eddie Bauer brand, our business will be adversely impacted.

Our net merchandise sales have declined during the last several fiscal years, from $1.6 billion in fiscal 2000 to $1.0 billion in fiscal 2006. In addition, comparable store sales have also decreased in 23 of the 28 quarters since the beginning of fiscal 2000. Our customer database has also decreased, from approximately 8.9 million customers at the end of fiscal 2000 to approximately 8.0 million customers as of December 30, 2006. As we discuss in “Item 1. Business — Our Business Turnaround,” we have taken, and intend to take, several strategic, operational and management actions designed to reconnect with our customers and revitalize Eddie Bauer as a premium quality brand. However, we cannot assure you that the changes we have made, or the additional actions we are taking or intend to take, will be successful. For example:

•	our attempt to revitalize the brand by offering a more current and updated look may result in confusion among existing customers;

•	our desire to attract additional female customers may result in the loss of existing male customers;

•	our desire to attract new customers with more current and updated product offerings may result in the loss of some existing customers;

•	our addition of higher priced classifications may drive away existing customers and may not attract new customers;

•	our efforts to increase traffic and sales in our retail stores may not be cost effective; or

•	our marketing efforts to promote our revitalized brand may not be effective.

If we cannot successfully revitalize the Eddie Bauer brand, or if the revitalization takes longer than anticipated, our business and our financial condition and results of operations will be adversely impacted. The results of the Fall/Holiday 2005 and the first three quarters of fiscal 2006 did not meet management expectations and indicated that our customers did not respond positively to all of the changes we made to our product offerings in our 2005 Fall/Holiday line. Compared to the same quarter in the prior year, net merchandise sales for the third and fourth quarters of fiscal 2005 were down $18.3 million and $29.5 million, respectively, or approximately 8.2% and 7.6%, respectively, and comparable store sales declined by 4.3% and 7.1%, respectively. Results for the first three quarters of fiscal 2006 had declines in net merchandise sales of $26.0 million, $17.8 million and $5.4 million, respectively, or approximately 12.6%, 7.7% and 2.7%, respectively. Comparable store sales also declined approximately 10.0%, 5.9% and 1.5% in the first, second and third quarters of fiscal 2006 compared to the same periods in the prior year. The decrease in net merchandise sales and a $77.6 million increase in impairment charges, resulted in an increase in our operating loss of $141.8 million for fiscal 2006 compared with the prior year. If customer purchases continue to lag behind our expectations, we may continue to experience decreased net merchandise sales, negative comparable store sales and higher operating losses.

We face numerous challenges as a result of our involvement in the Spiegel bankruptcy process which, if not addressed, could have a material adverse effect on our business.

As a result of our involvement in the Spiegel bankruptcy proceedings, we were required to take actions that we might not otherwise have taken as a stand-alone company, including:

•	distributing a significant portion of our cash flow and the proceeds of the $300 million senior secured term loan to the creditors of Spiegel, instead of reinvesting that capital in our business and infrastructure during the bankruptcy process;

•	borrowing significant amounts (including $300 million under our senior secured loan and amounts from time to time under our senior secured credit facility of up to $150 million) and as a result becoming subject to the restrictions and limitations imposed by the lenders under our financing facilities;

•	limiting capital expenditures and investment into the infrastructure and growth of our company;

•	focusing on short term cash flow and operating income rather than long term sustainability of our company;

•	assuming ongoing obligations, equal to approximately $17 million, associated with Spiegel’s former pension and other retirement plans;

•	assuming the obligations of Spiegel and its subsidiaries to indemnify officers or employees for liability associated with their service;

•	selling and subsequently leasing back our corporate headquarters;

•	allocating substantial management resources to participating in the bankruptcy proceedings; and

•	inheriting facilities that were not optimally suited for our operations and, as a result, having to sell, streamline, consolidate or relocate some of these facilities.

We have been operating as a stand-alone entity for a limited period of time and face additional costs and risks as a result. We must continue to streamline the back-end distribution and logistics operations we inherited and reduce costs throughout our organization. We are still in the process of integrating our personnel, systems and operations, and we must do so while being subject to the constraints imposed on us as a result of the bankruptcy process. If we are unable to do so successfully, our business, financial condition and results of operations could be harmed.

Management’s attention may be diverted from operations while establishing post-emergence infrastructure.

Our senior management team has devoted substantial efforts to guide the company through the bankruptcy reorganization and its subsequent emergence. We anticipate that management will need to continue to dedicate a substantial portion of time to establishing an adequate operating and public company infrastructure in the near term since Eddie Bauer has not been an independent company since 1971. If management’s attention is diverted too much from operational issues facing our business as a result of infrastructure or post-bankruptcy related responsibilities, management may not be able to devote sufficient time to revitalize the brand and our results of operations may suffer.

If our management team cannot integrate effectively or if we cannot attract and retain qualified senior and middle management and associates, our business will be adversely affected.

Most of the members of our senior management team have been in place for less than three years. Our chief executive officer resigned in February 2007 and we are currently operating with an interim chief executive officer until we hire a replacement. Additionally, our general counsel has been in this position with us for approximately two years, our chief merchandising officer and head of design joined us in the Summer of 2004 and we are currently operating without a permanent chief financial officer. In addition, several other key positions are open, such as chief operating officer, chief marketing officer, senior vice president of human resources and vice president of direct. Our success will depend to a significant extent on our ability to attract qualified individuals to our leadership team and to retain the services of members of our senior management team in the long term through attractive incentive arrangements. Competition for qualified personnel is intense. We may not be able to retain current employees or attract new employees due to uncertainty relating to our business as a result of our recent emergence from bankruptcy, uncertainty concerning our pursuit of strategic alternatives and the recent stockholder vote regarding the proposed merger. The loss, for any reason, of the services of these individuals or the failure to attract and retain additional members of our management team could have a material adverse effect on us.

Our success also depends on our ability to hire, motivate and retain other qualified associates who reflect and enhance our customer-service oriented culture, including our store managers, sales associates and staff at our call centers. If we are unable to hire and keep enough qualified associates, especially during our peak season, our customer service levels and our business, financial condition and results of operations may be hurt.

We have determined that we have material weaknesses in our internal control over financial reporting. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods, as a result of existing or subsequently identified material weaknesses in internal control over financial reporting.

We will not be subject to the SEC rules adopted pursuant to Section 404 of the Sarbanes-Oxley Act requiring public companies to include a report of management on the company’s internal control over financial reporting until our annual report on Form 10-K for our fiscal year ending December 29, 2007. Accordingly, management has not performed the assessment required by Section 404 and the SEC’s rules and regulations implementing such section. “Internal control over financial reporting” is the process designed by a company’s senior management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

However, in preparing our financial statements as a stand-alone company since June 21, 2005, management identified several material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Subsequent to our original Form 10 filing in December 2005, which was withdrawn on January 25, 2006, we identified several additional errors in our financial statements. In January 2007 we publicly announced that in the course of preparing our fiscal 2006 financial statements, we identified errors in our tax accounting for 2005 and prior years relating to the determination of deferred tax assets and goodwill on our balance sheet arising from the treatment of leasehold improvements. The errors announced in January 2007 were ultimately determined to be immaterial and have been corrected in the fiscal 2006 financial statements contained in this Form 10-K (see Note 4 (cc) to our annual financial statements included herein). Both sets of errors originally went undetected due to insufficient technical in-house expertise necessary to provide a sufficiently rigorous review.

Areas in which weaknesses have been identified include the lack of sufficient controls to ensure adequate analysis and documentation regarding the application of numerous “fresh-start” accounting adjustments, including valuation of tangible and intangible assets and leases and assumption of employee benefit plan liabilities. In addition, a number of issues arose related to accounting for income taxes, including the development of the tax provision, accounting for NOLs and related valuation allowances, and identification and classification of deferred tax assets and liabilities. Several clerical and technical accounting errors, applicable to prior periods, were also identified pertaining to accounting for landlord incentives and deferred rent liability, hedge accounting for interest rate swaps and classification of activity in the cash flows statement. In addition, our reliance upon manual closing and reconciliation systems and a lack of timely and sufficient financial statement account reconciliation and analysis have been identified as material weaknesses. As of December 30, 2006, staffing with adequate technical expertise was not in place to support our ongoing accounting and reporting requirements for a public reporting company. We expect that the challenges associated with recruiting appropriately qualified personnel and implementing improved processes and procedures will take approximately six to 12 months and may be further complicated by our difficulties in hiring senior and middle management employees. As a result, we do not expect to be in a position to report that such weaknesses will be remediated before the end of 2007.

In conjunction with our preparation work for compliance with Section 404 of the Sarbanes-Oxley Act, management has identified control deficiencies pertaining to the security administration of various automated business applications which could potentially impact internal control over financial reporting. These relate primarily to granting and tracking access to our accounting and merchandising systems. Management is still in the process of assessing, evaluating and testing these deficiencies. If these issues are not remediated in a timely manner, these deficiencies, along with other deficiencies that may be identified during the remainder of our review and testing of internal control over financial reporting, may collectively be considered a material weakness.

Accordingly, management has concluded that our internal control over financial reporting was not effective as of and for the periods ended December 30, 2006, December 31, 2005 and July 2, 2005 (the fresh-start balance sheet date). To address the material weaknesses, we performed additional analysis and other post-closing procedures and retained additional external resources with extensive public company reporting expertise in order to prepare our consolidated financial statements in accordance with generally accepted accounting principles in the U.S.

We will need to continue to divert significant resources to address our currently known weaknesses. If we are unable to adequately remediate our currently known weaknesses or if we identify additional weaknesses, investors could lose confidence in the accuracy and reliability of our financial statements, which would cause the market price of our stock to decline and could lead to stockholder litigation.

If we are not successful in improving profitability of our retail stores, our business will be adversely affected.

The growth of sales in our stores is significantly dependent on our ability to operate stores in desirable locations with capital investments and lease costs that allow us to earn a reasonable return. Desirable locations and configurations may not be available to us at all or at reasonable costs.

Our success will also depend on our ability to improve the profitability of our retail stores, which will require us to:

•	offer relevant products to our customers;

•	avoid construction delays and cost overruns in connection with the build-out of new stores;

•	close underperforming stores in a rational manner, such as upon their natural lease expirations;

•	adjust the average size of our existing stores to a more cost-efficient size; and

•	generate sufficient average sales per square foot in the stores we wish to keep open, to prevent a landlord exercising its contractual right to terminate the lease early if the store does not perform well.

If we cannot negotiate leases on reasonable terms, our business would be adversely affected.

Substantially all of our store locations are leased from landlords in regional malls and lifestyle centers and in metropolitan areas. As a result, each year, a portion of the locations under lease is due for renewal or renegotiation. In addition, we close a certain number of our store locations and lease new locations each year. Landlords typically evaluate the creditworthiness of a tenant and the expected sales volume of the store location in connection with the negotiation of lease terms. Continued weakening of our financial performance or financial profile, including our sales per square foot, or potential covenant defaults on our debt instruments could ultimately lead landlords to conclude that we do not meet their criteria for risk and return, and result in our inability to negotiate leases on reasonable terms or at all. In addition, we must be able to renew our existing store leases on terms that meet our financial targets. Due to the need to terminate or renegotiate a number of leases during the bankruptcy proceeding, our relationships with significant landlords may have been damaged, which may result in additional difficulty in leasing appropriate space. Our failure to secure favorable lease terms generally and upon renewal could hurt our business, financial condition and results of operations.

We depend on a high volume of mall traffic, the lack of which would hurt our business.

Many of our stores are located in shopping malls. Sales at these stores are derived, in part, from the volume of traffic in those malls. Our stores benefit from the ability of the malls’ “anchor” tenants, generally large department stores, and other area attractions to generate customer traffic in the vicinity of our stores and the continuing popularity of the malls as shopping destinations. Traffic in malls where we have stores may be adversely affected by regional economic downturns, the closing of anchor tenants and competition from non-mall retailers and other malls where we do not have stores. In addition, a decline in the desirability of the shopping environment of a particular mall, or a decline in the popularity of mall shopping generally among our customers, would hurt our business, financial condition and results of operations.

If our catalogs are not successful, it could adversely affect both of our sales channels.

The success of our catalogs is a key factor in our efforts to revitalize our brand, as we believe the catalogs reinforce our brand image and drive sales across the retail and direct channels. If we are unable to continue to attract customers to our catalogs by providing them with appealing and extensive product offerings, our business, financial condition and results of operations may suffer.

Factors that may impact our ability to maintain and grow our catalog sales include:

•	customer acceptance of our catalog presentations;

•	increases in paper and printing costs, postage rates and other costs relating to our catalog mailings;

•	a failure in the timing of catalog deliveries;

•	the implementation of government-mandated return policies that would require us to pay for all returns;

•	our inability to adequately replenish our customer database, which has decreased in each of the last several years, primarily due to the loss of customers who were private-label credit card holders in connection with the liquidation of FCNB; and

•	the accuracy, breadth and depth of the information contained in our customer database so we can correctly analyze our mailing lists and maximize our customer targeting efforts.

In addition, catalog sales may decline as a result of customers switching from catalog purchases to Internet purchases. Our catalog sales may also be affected since, unlike some of our catalog competitors, we collect a sales tax on catalog sales.

Our website operations may not be successful, which could adversely affect our business.

The success of our websites is subject to risks and uncertainties associated with the Internet, including changing customer preferences and buying trends relating to Internet usage, changes in required technology interfaces, increasing costs of placing advertisements and keywords online, website downtime and other technical failures, changes in applicable U.S. and foreign regulation, security breaches and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties might hurt our website sales and damage our brand’s reputation. Internet sales may also be affected since, unlike some of our online competitors, we collect a sales tax on Internet sales.

Our processing, storage and use of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

Our collection and processing of transactions through our sales channels require us to receive and store a large volume of personally identifiable data. This type of data is subject to legislation and regulation in various jurisdictions. Our business, financial condition and results of operations could be adversely affected if the laws and regulations are expanded, implemented or interpreted to require changes to our business practices and methods of data collection.

As personal and legal issues relating to privacy and data protection become more sensitive, we may become exposed to potential liabilities with respect to the data we collect, manage and process, and may incur legal costs if our information security policies and procedures are not effective or if we are required to defend our methods of collection, processing and storage of personal data. Future investigations, lawsuits or adverse publicity relating to our methods of handling personal data could adversely affect our business, financial condition and results of operations due to the costs and negative market reaction to such developments.

We may be subject to significant liability should the consumption of any of our products cause injury or death.

The sale of casual sportswear and accessories involves the risk of injury to consumers. If the use of any of our products causes, or is alleged to have caused, an injury we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused injury or death could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount that we believe to be adequate. However, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage.

Under certain circumstances, we may be required to recall products, leading to a material adverse effect on our business. Even if a situation does not necessitate a recall, product liability claims might be asserted against us. A product liability judgment against us or a product recall could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

There is no assurance that our royalty stream from licensing arrangements will continue in the future.

We are currently a party to licensing agreements with third parties for the manufacture, distribution and sale of merchandise carrying the Eddie Bauer brand name. These third-party licensees may not perform under the terms of the licensing agreements. In addition, some of our licensing agreements will expire by their terms over the next several years. We cannot assure that we will be successful in negotiating and entering into either extensions of existing agreements or new licensing agreements with suitable third parties on economically favorable terms. In addition, any downturn in the business or reputation of our licensees could in turn reduce sales of our licensed products. While our licensees are responsible for all quality control procedures on our licensed products, we cannot assure that our reputation will not be harmed as a result of any product liability claim in the future. Any such claim could divert management attention and result in significant costs to us.

The occurrence of any one or more of these events could adversely affect our Eddie Bauer brand revitalization initiatives and thus our business, operating results and financial condition.

Further, our licensing arrangements provide us with relatively high margins because we incur relatively few expenses in connection with them. As a result, any decrease in our royalty revenue will adversely affect our net income directly.

We rely on one sourcing agent for a substantial majority of our sourcing needs.

In 2006, on a purchase value basis, we sourced approximately 84% of our products through EBI. Our sourcing agreement with EBI is on a commission basis and is automatically renewed each year unless terminated by either party upon one year written notice. If the agreement with EBI were terminated or if the terms of the agreement were modified substantially and we did not find an appropriate replacement in a timely manner and on reasonable terms, or if we were unable to transition the EBI functions in-house in a cost-effective manner, we could experience shortages or delays in receipt of our merchandise, higher costs and quality control issues. Any of these events could have a material adverse effect on our business, financial condition and results of operations. In addition, some of our competitors may perform all or a larger portion of their sourcing functions in-house, and, as a result, have lower sourcing costs than we do.

We outsource the manufacturing of our products to vendors outside the U.S. As a result, we may have difficulty securing production sources that meet our requirements. We also are subject to a variety of risks associated with doing business abroad.

We use independent vendors to manufacture our products and depend on these vendors to maintain adequate financial resources, secure a sufficient supply of raw materials and maintain manufacturing capacity to meet our pricing, quality and demand requirements. We do not maintain long-term contracts with our vendors. If we are unable to locate quality vendors and foster stable relationships with them, this could have a material adverse effect on our business, financial condition and results of operations. In addition, as vendors receive increased orders from us and/or other retailers, we may experience delays in receiving our products or quality control issues. We also anticipate reducing the number of vendors and countries from which we source, which may make it more difficult to meet our performance, quality and cost requirements and will cause us to become more dependent upon a smaller number of vendors.

Importing from foreign suppliers also requires us to order products in advance to account for transportation time. We currently order products approximately six months prior to the time the product is available to our customers. We may have to hold goods in inventory and sell them at lower margins if we overestimate customer demand or if customer preferences change. If we underestimate customer demand, we may miss sales opportunities. In addition, this lead time also makes it difficult for us to adjust to changes in customer preferences subsequent to our orders. Finally, if quality control inspectors detect a defect, delivery of our products may be delayed, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is also subject to a variety of other risks generally associated with doing business abroad, such as political and financial instability, currency and exchange risks, disruption of imports by labor disputes and local business practices, health concerns regarding infectious diseases in countries in which our merchandise is produced, adverse weather conditions or natural disasters, acts of war or terrorism in the U.S. or worldwide, to the extent these acts affect the production, shipment, receipt of or demand for merchandise. Our future performance will be subject to these factors, which are beyond our control, and these factors could materially hurt our business, financial condition and results of operations.

Increased energy prices may increase our sourcing and shipping costs.

Energy prices have risen substantially over the past few years and may continue to rise due to tight supplies, political unrest in oil producing regions or other factors. If our shipping or sourcing partners pass these increases on to us, our costs of goods will increase. If we are unable to increase our product and shipping prices, as applicable, to cover these additional costs, our operating results and financial condition will be adversely impacted.

Any disruption in our transportation delivery chain could delay shipments to our stores and to our customers.

We rely on third parties for each step of our transportation delivery chain to deliver our products on time. If any step in the chain becomes unavailable or is delayed, we would have to find a replacement. We may incur additional costs and could experience a delay in delivering our products to our stores and to our customers. We have experienced such issues in the past. For example, we began receiving overseas shipments into the ports of Tacoma/Seattle because we experienced lengthy delays using the port of Los Angeles. In addition, in 2002, a West Coast longshoremen’s strike significantly delayed delivery of our products to our distribution center in Groveport, Ohio. Also, from time to time labor disputes regarding pilots employed by UPS have occurred, which have threatened our ability to deliver expedited packages in the event of a work stoppage. Finally, inclement weather, other natural disasters or acts of terrorism may cause unexpected delays in our transportation delivery chain. Any inability to deliver products on time could undermine customer confidence in us and have a material adverse effect on our business, financial condition and results of operations.

A significant disruption in back-end operations could adversely affect our business.

As part of the Spiegel bankruptcy process, we transitioned our back-end operations, including our information technology systems, logistics and distribution and customer call centers, to support our business on a stand-alone basis. The systems, networks, facilities and other infrastructure associated with these back-end functions were originally designed to support multiple Spiegel merchant divisions, and we continue to be in the process of streamlining these operations to make them more appropriate for our business as a stand-alone entity. In addition, some of these systems, particularly relating to information technology, are dated and are an amalgamation of multiple applications, rather than one overarching state-of -the-art system. If we are unable to effectively streamline these systems and update them where necessary, this could have a material adverse effect on our business, financial condition and results of operations.

In addition, any significant interruption in our back-end operations resulting from systems failures, associate grievances, natural disasters, inclement weather, accidents or other unforeseen events could lead to delays or other lapses in service relating to the distribution of merchandise to our stores and to our customers, or in the processing of returns from our customers. If our current back-end operations cannot handle a significant increase in transaction volume, we may experience inaccuracy in processing orders or delays in delivering orders. Any delays or lapses in service could have a material adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations may be adversely affected by our joint venture partners’ inability to market and sell merchandise and operate our joint ventures effectively.

We provide our joint venture partners in Germany and Japan with access to our designs, sourcing network, marketing materials, catalog photography, page layouts and general operational knowledge. We do not directly manage or control the sales, marketing or operational aspects of our joint venture partners. Our financial condition and results of operations may be adversely affected by our joint venture partners’ inability to market and sell merchandise and operate the joint venture effectively and in a manner consistent with our business plans. We also are subject to foreign currency exchange risk as our joint ventures submit payment to us in their respective local currencies and we convert to U.S. dollars at a daily rate upon payment. Our Eddie Bauer Germany joint venture has experienced weakness in its retail stores operation and in January 2007 made the decision to close all of its retail stores. It is anticipated that all Eddie Bauer Germany retail stores will be closed by August 2007. We anticipate recording equity losses of approximately $2.5 million in the first quarter of fiscal 2007 related to our proportionate share of the store closing costs.

If we cannot protect our trademarks and other proprietary intellectual property rights, our business may be adversely affected.

We use many trademarks and product designs in our business. As appropriate, we rely on the trademark and copyright laws to protect these designs even if not formally registered as marks, copyrights or designs. We believe these trademarks and product designs are important to our competitive position and success. Third parties may sue us for alleged infringement of their proprietary rights. The party claiming infringement might have greater resources than we do to pursue its claims, and we could be forced to incur substantial costs and devote significant management resources to defend the litigation. Moreover, if the party claiming infringement were to prevail, we could be forced to discontinue the use of the related trademark, patent or design and/or pay significant damages, or to enter into expensive royalty or licensing arrangements with the prevailing party, assuming these royalty or licensing arrangements are available at all on an economically feasible basis, which they may not be.

Additionally, we may experience difficulty in effectively limiting unauthorized use of our trademarks and product designs worldwide. Unauthorized use of our trademarks or other proprietary rights may cause significant damage to our brand name and our ability to effectively represent ourselves to our agents, suppliers, vendors, licensees and/or customers. While we intend to enforce our trademark and other proprietary rights, there can be no assurance that we are adequately protected in all countries or that we will prevail when defending our trademark and proprietary rights.

If our independent vendors do not use ethical business practices or comply with applicable laws and regulations, our business and our reputation could be harmed.

While our Global Labor Practices Program and our vendor operating guidelines promote ethical business practices, we do not control our independent vendors or their business practices. Accordingly, we cannot guarantee their compliance with our guidelines.

Violation of labor or other laws by our vendors, or the divergence of a vendor’s labor practices from those generally accepted as ethical in the U.S. could materially hurt our business, financial condition and results of operations if, as a result of such violation, we were to incur substantial liability or attract negative publicity damaging to our reputation. Our business might also be harmed if we ceased our relationship with that vendor and were unable to find another vendor to produce goods on equally favorable terms.

Unseasonable or severe weather conditions may adversely impact our net merchandise sales and our operating results.

Our business is adversely affected by unseasonal weather conditions. Sales of our outerwear and sweaters are dependent in part on the weather and may decline in years in which weather conditions do not favor the use of these products. Further, sales of our Spring and Summer products, which traditionally consist of lighter clothing, are adversely impacted by cool or wet weather. In addition, severe weather events, such as hurricanes, blizzards and floods typically lead to temporarily reduced traffic at malls where most of our stores are located. Severe weather events have and will continue to impact our ability to supply our stores from our central distribution facility, deliver orders to our customers and staff our stores and call centers. Periods of unseasonably warm weather in the Fall or Winter or unseasonably cold or wet weather in the Spring or severe weather events could have a material adverse effect on our results of operations and financial condition.

Risks Relating to Our Financial Condition and Results of Operations

Any failure to refinance our existing secured indebtedness in a timely manner or on favorable terms may adversely affect our financial condition or cash flows.

We anticipate that we will not be able to meet the financial covenants contained in our senior secured term loan agreement during 2007, possibly as early as the first quarter of 2007. As a result, we will be required to refinance our existing secured loan agreement or obtain waivers to applicable covenants. We have engaged J.P. Morgan Securities Inc., JPMorgan Chase Bank, N.A. and Goldman Sachs Credit Partners L.P. as

arrangers and are in active discussions with the arrangers to refinance our existing secured term loan with proceeds from a new term loan and junior capital, and we expect to complete the transaction in April 2007. However, we have not entered into any definitive arrangements to amend and restate the existing secured term loan agreement and cannot give any assurance that we will successfully complete the refinancing. In connection with this refinancing, we will also request an amendment to our revolving credit facility. If we are unable to successfully complete the refinancing of our secured debt or amend the revolving credit facility we will likely breach the financial covenants in our term loan agreement and may not be able to satisfy our obligations thereunder. As a result, our outstanding obligations under the existing secured term loan agreement could be accelerated and become immediately due and payable. In addition, an event of default would occur under our revolving credit facility and amounts thereunder could also become immediately due and payable. We would then be required to search for alternative financing, which may not be available on acceptable terms, if at all. If we are not able to refinance our existing secured term loan agreement on favorable terms, existing stockholders may suffer dilution and we may become subject to more stringent covenants that could further restrict our flexibility and ability to invest in our brand and infrastructure. In addition, if we are not able to refinance our existing secured term loan agreement, the lenders under our current loan agreements would be entitled to exercise remedies, including foreclosure on our assets that serve as collateral under the facilities (real estate, trademarks, inventory, account receivables and potentially all other assets). In that event, those lenders would be entitled to be repaid in full from the proceeds of the liquidations of those assets, which could result in our assets being entirely or severely diminished, which would materially and adversely affect the price of our common stock. Alternatively, we may choose to file for bankruptcy protection, which would also materially and adversely affect the price of our common stock.

Our independent registered public accountants have included an explanatory paragraph in their report for our fiscal year ended December 30, 2006 with respect to our ability to continue as a going concern.

Due to the fact that we anticipate not being able to meet the financial covenants contained in our senior secured term loan agreement during 2007, our independent registered public accountants have included an explanatory paragraph in their report for our fiscal year ended December 30, 2006 with respect to our ability to continue as a going concern. This explanatory paragraph and any future breach of the financial covenants, if not cured or waived within the required period of time, would result in a violation of the covenants governing our existing term loan agreement and our revolving credit facility and may negatively affect our stock price and our capital-raising efforts. Any such breach of our loan covenants could result in the loss of our ability to borrow additional funds under our revolving credit facility and the acceleration of amounts due under our loan agreements. We are in active discussions with our revolving credit facility lenders regarding a waiver of this default, but we cannot give any assurance that we will be able to obtain the waiver. In addition, the inclusion of the explanatory paragraph regarding our ability to continue as a going concern gives the counterparty in one of our material contracts regarding our private label credit card program the right to immediately terminate such contract. We have received a waiver under this contract from the counterparty which provides us until May 31, 2007 to provide an updated report from our independent registered public accountants without an explanatory paragraph with respect to our ability to continue as a going concern. Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the values at which they are carried on our consolidated financial statements. A termination of one or more of our material contracts could result in additional costs and may negatively impact our results of operations and financial condition.

If our net operating loss carryforwards become unavailable or limited in the future, we may be obligated to pay income tax in excess of amounts retained with respect to the securitization note.

In connection with our emergence from bankruptcy we issued a non-recourse promissory obligation to a liquidating trust established for the benefit of the creditors of Spiegel, pursuant to which we are obligated to pay the creditors’ trust 90% of any proceeds (as defined in the obligation) received by SAC and FSAC in respect of securitization interests held by either entity in certain pre-petition securitization transactions to which Spiegel and its subsidiaries were a party. As a result of this arrangement, we are taxed on 100% of the proceeds we receive from SAC and FSAC in respect of the securitization interest, but are only entitled to retain 10% of the amounts received. As a result, to the extent that we receive proceeds, the arrangement reduces the amount of net operating loss carryforwards that are available to offset income from other sources. In addition, if our net operating loss carryforwards become unavailable or are limited in the future, including through a change of control, the amount of taxes due on the 100% of proceeds we receive likely would exceed the 10% of proceeds we are entitled to retain and would reduce our cash flow.

Our reorganization valuation was based in part on estimates of future performance. If actual results do not meet or exceed the projections in our long term plan, we could experience additional impairment charges that could adversely affect our operating results.

Our financial statements reflect the adoption of fresh start accounting under American Institute of Certified Public Accountants Statement of Position 90-7, or SOP 90-7. Fresh start accounting principles provided, among other things, that we determined the reorganization value of our company and allocated such reorganization value to the fair value of our tangible assets, finite-lived intangible assets and indefinite-lived intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) as of our emergence from bankruptcy. An independent third party appraisal firm was engaged to assist us in determining our reorganization value. As of our fresh start reporting date, we recorded goodwill and trademark intangible assets of $220.5 million and $225.0 million, respectively.

Although we allocated our reorganization value among our assets in accordance with SFAS No. 141, our allocations were based on estimates and assumptions that may not be realized and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If these results are not achieved, the resulting values could be materially different from our estimates, which could cause us to write down the value of our assets and record impairment charges which could make our earnings volatile. During the fourth quarter of 2005, in conjunction with our annual impairment reviews as required under SFAS No. 142, we recognized an impairment loss of $40.0 million related to our trademarks. The decline in the fair value of our trademarks between our fresh start reporting date and December 31, 2005 was due principally to decreases in our projected revenues. Additionally, in the third quarter of fiscal 2006 we completed impairment tests for our indefinite-lived intangible assets, including our goodwill and trademarks. As a result we recorded an impairment charge of $117.6 million related to our goodwill. The decline in our fair value since our fresh start reporting date was due principally to the lower than projected revenues and gross margins.

We could experience additional impairment charges in future periods if our assumptions and projections within our long-range plans are not achieved.

Our substantial amount of debt may limit the cash flow available for our operations and place us at a competitive disadvantage.

In connection with the Plan of Reorganization, we and our subsidiaries entered into a $300 million senior secured term loan agreement and a $150 million senior secured revolving credit facility. As a result, we have, and will continue to have, a substantial amount of debt. We anticipate that the covenants and restrictions governing our existing term loan agreement will be substantially incorporated into the amendment and restatement of the agreement that we are negotiating to refinance our existing term loan. Our level of debt:

•	requires us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt (currently 50% of our excess cash flow must be used to reduce our outstanding obligations under the senior secured term loan on an annual basis), which reduces our funds available for working capital, capital expenditures and other general corporate purposes, and may also prevent us from taking advantage of business opportunities as they arise or successfully carrying out expansion plans, if any;

•	may result in higher interest expense if interest rates increase on our floating rate borrowings;

•	limits our flexibility in planning for or reacting to, and heighten our vulnerability to, changes or downturns in our business, the industry or in the general economy; and

•	limits our ability to pay future dividends.

In addition, the terms of our debt contain various restrictive covenants that limit our ability to, among other things:

•	incur additional debt;

•	grant liens;

•	dispose of certain property;

•	make certain capital expenditures; and

•	engage in sale-leaseback transactions and transactions with affiliates.

We are also required to meet a fixed charge coverage ratio and a leverage ratio under our term loan and, if certain availability thresholds are not met, a fixed charge coverage ratio under our revolving credit facility. These restrictions and covenants inhibit our operational flexibility and restrict or prohibit our ability to take actions that could be beneficial to our company and our stockholders. This may place us at a competitive disadvantage to our competitors who may not be subject to similar restrictions.

We experience fluctuations in our quarterly comparable store sales.

The success of our business depends, in part, upon our ability to increase sales at our existing stores. Our comparable store sales have fluctuated over most quarters in the past three years, and we expect that they will continue to do so in the future. Since fiscal 2002, our quarterly comparable store sales have ranged from a decrease of 17.1% in the first quarter of fiscal 2002 to an increase of 4.6% in the fourth quarter of fiscal 2006. Various factors affect our comparable store sales, including the number of stores we open and close in any period, the general retail sales environment, changes in our merchandise, competition, customer preferences, current economic conditions, energy prices, the timing of our releases of new merchandise and promotional events, the success of our marketing programs, the approach and timing of mark-down strategies, weather conditions and the overlapping of existing store sales by new stores in existing markets.

Our ability to maintain and improve our comparable store sales results depends in large part on improving our forecasting of customer demand and preferences and adjusting our inventory levels accordingly, increasing the number of transactions in each store, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base and using more effective pricing strategies. Any failure to meet the comparable store sales expectations of investors and securities analysts in one or more future periods could significantly reduce the market price of our common stock.

Risks Relating to Our Common Stock

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

As a public company we will incur substantial additional costs to comply with securities laws, rules and regulations, including, in particular, Section 404 of the Sarbanes Oxley Act of 2002.

We have operated as a public company for a limited period of time. As a public company subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, we are required, among other things, to file periodic reports relating to our business and financial condition. In addition, beginning with our annual report for the year ending December 29, 2007, Section 404 of Sarbanes-Oxley will require us to include a report with our annual report on Form 10-K that must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of that fiscal year and disclosure of any material weaknesses in internal control that we have identified. Additionally, our independent registered public accounting firm will be required to issue a report on management’s assessment of our internal control over financial reporting and their evaluation of the operating effectiveness of our internal control. Our assessment requires us to make subjective judgments and our independent registered public accounting firm may not agree with our assessment.

Achieving compliance with Section 404 within the prescribed period will require us to incur significant costs and expend significant time and management resources. If we are unable to complete the work necessary for our management to issue its management report in a timely manner, or if we are unable to complete any work required for our management to be able to conclude that our internal control over financial reporting is operating effectively, we and our independent registered public accounting firm would be unable to conclude that our internal control over financial reporting is effective as of December 29, 2007. As a result, investors could lose confidence in our reported financial information or public filings, which could have an adverse effect on the trading price of our stock or lead to stockholders litigation. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively. The new laws, rules and regulations may also make it more difficult for us to attract and retain qualified independent members of our board of directors and qualified executive officers.

Provisions of our Certificate of Incorporation, Bylaws and Senior Officer Change in Control Compensation Benefits Plan could discourage potential acquirers and could deter or prevent a change in control.

Provisions in our certificate of incorporation, bylaws and Senior Officer Change in Control Compensation Benefits Plan, as well as Delaware corporate law, may have the effect of delaying, deferring or preventing a change in control. These provisions include:

•	our ability to issue “blank check” preferred stock;

•	provisions restricting stockholders from calling a special meeting of stockholders;

•	provisions that set forth advance notice procedures for meetings of stockholders; and

•	payments of certain bonus and severance amounts to covered employees in certain circumstances.

In addition, under our certificate of incorporation, a person or entity who seeks to acquire 4.75% or more of our outstanding common stock, or a person or entity who already is a direct or indirect 4.75% stockholder and wishes to increase its ownership, may not acquire such shares unless it has obtained the prior written consent of our board of directors until such time as these restrictions lapse, which will be January 4, 2009 at the latest. Our board may deny any such proposed transaction if it determines in its reasonable assessment that the proposed transaction could jeopardize realization of the full benefits of unrestricted use of our net operating loss carryovers.

In accordance with our certificate of incorporation, any transaction in violation of these ownership restrictions will be void so that a purported transferee will not have any ownership rights with respect to any shares acquired in excess of these ownership restrictions. Therefore, a purported transferee will not be entitled to any rights as a stockholder, including voting, dividend or distribution rights, with respect to any excess shares. In addition, Eddie Bauer has the right to demand any purported transferee of excess shares to transfer to an agent of our designation its excess shares for resale by the agent or, if the excess shares have already been sold by the purported transferee, to transfer to the agent any proceeds from the sale by the purported transferee of such excess shares. We have set up procedures that instruct our transfer agent not to transfer, without our written approval, any shares on our books and records if such transfer would violate these ownership restrictions.

These provisions may make it more difficult for other persons or entities, without the approval of our board of directors, to make a tender offer or otherwise acquire substantial amounts of our common stock, or to launch other takeover attempts that a stockholder might consider to be in such stockholder’s best interest. These provisions also may limit the price that certain investors might be willing to pay in the future for shares of our common stock.

Our ability to utilize our NOLs and certain other tax attributes may be limited.

As of December 30, 2006, we had NOLs of approximately $540 million for federal income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, including as a result of any conversion of notes into shares of our common stock pursuant to the currently contemplated offering of convertible notes. If we were to trigger an ownership change in the future, our ability to use any NOLs existing at that time could be limited.

Future issuances or sales of our securities could cause our stock price to fall.

We may issue securities in the future and may do so in a manner that results in substantial dilution for our stockholders. In addition, we may issue debt or equity from time to time that ranks in preference to our common stock in the event of a liquidation or winding up or that is secured by an interest in some or all of our assets, including the currently planned issuance of junior capital as part of our refinancing efforts. Sales of common stock by existing stockholders in the public market, our issuances of new securities or debt, or the expectation that any of these events might occur could materially and adversely affect the market price of our common stock.

Our dividend policies and other restrictions on the payment of dividends prevent the payment of dividends for the foreseeable future.

We do not anticipate paying dividends on our common stock for the foreseeable future. Our ability to pay dividends depends on our receipt of cash dividends from our subsidiaries because we are a holding company. The terms of certain of our outstanding indebtedness prohibit us from paying dividends. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The following is an overview of key facilities in our business. We believe all of our facilities are suitable and adequate for our current and anticipated operations.

Corporate Headquarters

We lease our corporate headquarters in Redmond, Washington pursuant to an agreement entered into with Microsoft Corporation in August 2004 to lease the property for a three-year period. Microsoft has informed us that we will not be able to renew our lease. We have executed a lease with Lincoln Square Office, LLC to lease approximately 230,000 square feet in Bellevue, Washington, for a term of 15 years. We anticipate occupying the space in the Summer of 2007 and will incur substantial moving costs in 2007.

Retail Stores and Outlet Stores

All of our retail and outlet stores are located in leased facilities. Our retail stores are generally located in regional malls, lifestyle centers and in metropolitan areas. We also have retail stores in smaller markets where we believe a concentration of our target customers exists. Our outlet stores are located predominantly in outlet centers, value strip centers and “destination” outlet areas. Our retail stores average approximately 6,900 gross square feet, while our outlet stores average approximately 7,500 gross square feet. In most cases, our retail and outlet store leases have ten-year terms. Some of our retail store leases allow us the one time right to terminate the lease three to five years after the commencement of the lease if previously agreed upon sales thresholds are not achieved. Our current leases expire at various dates, with more than 17% expiring between 2006 and 2008. Our store leases normally provide for base rent and the payment of a percentage of sales as additional rent when certain sales thresholds are reached. Under our store leases, we are typically responsible for maintenance and common area charges, real estate taxes and certain other expenses.

Most of our lease arrangements provide for tenant allowances from developers, pursuant to which we are reimbursed by the developer or landlord for a portion of costs incurred in connection with building out or making alterations and improvements to the leased space.

As of December 30, 2006, we had 243 U.S. retail stores located in 47 states and 36 retail stores located in Canada. We had more than ten retail stores located in each of the following states: California (15), Illinois (15), Texas (14) and Washington (11). As of December 30, 2006, we had 115 U.S. outlet stores located in 34 states, with 14 outlet stores in California. In fiscal 2007, we intend to open approximately 22 additional retail stores in the aggregate in the United States and Canada. We closed 29 retail stores in January 2007 and do not expect to close any additional retail stores during fiscal 2007. During the same period, we also expect to open approximately 11 additional outlet stores in the United States and close one outlet store, which was closed in January 2007. We intend, as a part of our normal-course operations, to continue to open new retail stores in advantageous locations and close underperforming retail stores upon natural expiration of store leases.

Back-End Operations

Distribution and Logistics

Our wholly-owned subsidiary, Eddie Bauer Fulfillment Services, or EBFS, supports our U.S. distribution, fulfillment and inbound/outbound transportation requirements. EBFS operates our two main facilities in Groveport, Ohio, and Vaughan, Ontario, Canada.

Groveport Facility.  EBFS owns our facility in Groveport, Ohio, which consists of approximately 2.2 million square feet. This facility handles logistics and distribution for our U.S. retail, U.S. outlet and direct operations, including direct-to-consumer ship and return services, purchasing of non-merchandise inventory and services, processing of non-merchandise supply accounts payable, and shipping and transportation coordination.

Vaughan, Ontario Facility.  Our facility in Vaughan, Ontario, consists of approximately 97,200 square feet and provides distribution services for our Canadian retail stores. The lease is scheduled to expire in April 2008.

Customer Contact Center

Our primary customer contact center is located in Saint John, New Brunswick, Canada, with a secondary center located within our Groveport facility. The Saint John center supported approximately 2.4 million customer calls (3.2 customer contacts) in fiscal 2006. The center has 326 seats in approximately 37,815 square feet and its lease expires in May 2011. The Groveport customer contact center has 83 seats and occupies approximately 15,000 square feet within the Groveport facility.

Information Technology

We own our approximately 50,000 square foot information technology facility, which is located in Westmont, Illinois. This facility houses all of our systems and network services, including those related to product development, merchandising, marketing, planning, store operations, sourcing, finance, accounting, call centers, Internet, inventory and order fulfillment.

Item 3.	Legal Proceedings

The Spiegel Bankruptcy Plan of Reorganization

On March 17, 2003, Spiegel, Inc., together with 19 of its subsidiaries and affiliates, including Eddie Bauer, Inc., filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court of the Southern District of New York. The debtor subsidiaries were Eddie Bauer, Inc., Newport News, Inc., Spiegel Catalog, Inc., Distribution Fulfillment Services, Inc. (now known as EBFS), Spiegel Group Teleservices, Inc. (now known as EBCS), Spiegel Group Teleservices-Canada, Inc., Spiegel Management Group, Inc. and their respective subsidiaries. The Plan of Reorganization was confirmed by order of the bankruptcy court on May 25, 2005 and became effective on June 21, 2005. See “Item 1. Business — The Spiegel Bankruptcy.”

Also in March 2003, the SEC commenced a civil proceeding against Spiegel alleging, among other things, that Spiegel’s public disclosures violated the Exchange Act. Spiegel entered into a consent and stipulation with the SEC resolving, in part, the claims asserted in the SEC action. Spiegel also consented to the entry of a partial final judgment pursuant to which it agreed, among other things, to the entry of a permanent injunction enjoining any conduct in violation of the Exchange Act and to the appointment of an independent examiner to review its financial records and to report on its financial condition and financial accounting. As part of the settlement, Spiegel neither admitted nor denied the allegations of the SEC’s complaint.

Other Litigation

On or about June 15, 2006, a class action was filed against Eddie Bauer, Inc. in Los Angeles Superior Court in the State of California in an action entitled Tara Hill v. Eddie Bauer, Inc., alleging, among other things, that Eddie Bauer, Inc. (1) did not provide plaintiffs with adequate wage statements; (2) did not reimburse plaintiffs for business-related expenses; (3) forced plaintiffs to buy Eddie Bauer clothing; (4) did not timely pay plaintiffs at the cessation of employment; and (5) improperly required the plaintiffs to work during rest and meal periods without compensation. Based on these allegations, plaintiffs assert various causes of action, including those under the California Labor Code and California Business and Professions Code. Although we cannot predict with assurance the outcome of any litigation, we believe that plaintiffs’ claims are without merit and are vigorously defending this case. No date has yet been set for class certification hearing or trial. Plaintiffs have until May 7, 2007 to file a motion for class certification.

Between November 17, 2006 and November 22, 2006, three purported class action complaints were filed by putative stockholders of Eddie Bauer in the Superior Court of the State of Washington in and for King County against Eddie Bauer and its Board of Directors. The complaints allege, among other things, that the Board of Directors breached its fiduciary duties in connection with the proposed merger with an affiliate of Sun Capital Partners and Golden Gate Capital and that the consideration to have been paid to holders of Eddie Bauer’s common stock was inadequate. The complaints sought, among other things, to enjoin the consummation of the merger, that certain sections of the merger agreement should have been enjoined and rescinded and attorneys’ fees. An order of dismissal without prejudice with respect to one of the complaints was entered on December 7, 2006. Eddie Bauer and the Board of Directors believe that the complaints are without merit and intend to defend the lawsuits vigorously. As the adoption of the merger agreement was not approved by our stockholders and the merger agreement was terminated, although we cannot predict with assurance, we do not believe that this litigation will have a material impact on our financial condition or results of operations.

In the ordinary course of business, we may be subject from time to time to various proceedings, lawsuits, disputes or claims. These actions may involve commercial, intellectual property, product liability, labor and employment related claims and other matters. Although we cannot predict with assurance the outcome of any litigation, we do not believe there are currently any such actions that would have a material impact on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 30, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

(A)  Market Information

From June 3, 2005 through October 11, 2006, our common stock was traded over-the-counter. Since October 12, 2006, Eddie Bauer’s common stock has been traded on The NASDAQ Global Market under the trading symbol “EBHI.” The following table sets forth, for the periods indicated, the high and low sales prices per share for the Eddie Bauer common stock as quoted on the OTC Bulletin Board or reported by The NASDAQ Global Market, as applicable:

	High	Low

Fiscal 2005
June 3, 2005 through July 1, 2005	$28.40	$27.00
Third Quarter Ended September 30, 2005	$31.50	$22.75
Fourth Quarter Ended December 31, 2005	$25.00	$11.50
Fiscal 2006
First Quarter Ended March 31, 2006	$16.00	$11.75
Second Quarter Ended July 1, 2006	$15.00	$6.00
Third Quarter Ended September 30, 2006	$15.00	$8.30
Fourth Quarter Ended December 30, 2006	$11.00	$6.88

(B)  Holders

As of March 28, 2007, there were 30,309,931 shares of Eddie Bauer common stock outstanding. As of December 30, 2006 our common stock was held by approximately 552 holders of record.

(C)  Dividends

We do not anticipate paying any dividends on our common stock in the foreseeable future. In addition, covenants in our term loan agreement and revolving credit facility restrict our ability to pay dividends and may prohibit the payment of dividends and certain other payments.

(D)  Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by this Item is contained in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

(E) Performance Graph

The following performance graph shows the percentage change in cumulative total return to a holder of Eddie Bauer common stock (NASDAQ:EBHI) compared with the cumulative total return, assuming dividend reinvestment, of the NASDAQ Composite Index and the industry peer group indicated below, during the period from June 3, 2005 through December 29, 2006. The Company paid no cash dividends during the periods presented.

Comparison of Cumulative Total Return

Peer Group:	Chico’s FAS, Inc. (NYSE:CHS)
The Gap, Inc. (NYSE: GPS)
Limited Brands, Inc. (NYSE:LTD)
AnnTaylor Stores Corporation (NYSE:ANN)
Coldwater Creek Inc. (NASDAQ:CWTR)
The Talbots, Inc. (NYSE:TLB)

(F)	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities

On June 21, 2005, in connection with the Plan of Reorganization, we issued 30,000,000 shares of our common stock to certain holders of pre-petition claims. We received no cash consideration for the issuance of our common stock.

Section 1145 of the Bankruptcy Code exempts the original issuance of securities under a plan of reorganization (as well as subsequent distributions by the distribution agent) from registration under the Securities Act of 1933, as amended, or Securities Act, and state securities laws. Under Section 1145, the issuance of securities pursuant to a plan of reorganization is exempt from registration if three principal requirements are satisfied: (i) the securities must be issued under a plan of reorganization by a debtor, its successor or an affiliate participating in a joint plan with the debtor; (ii) the recipients of the securities must hold a claim against the debtor or such affiliate, an interest in the debtor or such affiliate, or a claim for an administrative expense against the debtor or such affiliate and (iii) the securities must be issued entirely in exchange for the recipient’s claim against or interest in the debtor or such affiliate or “principally” in such exchange and “partly” for cash or property. We believe that the issuances of the shares of our common stock pursuant to the Plan of Reorganization satisfied the requirements of Section 1145 of the Bankruptcy Code and, therefore, were exempt from registration under the Securities Act and state securities laws.

On July 18, 2006, several directors and current and former officers received a total of 21,503 shares of common stock in connection with a scheduled settlement date of July 1, 2006 for shares of common stock underlying restricted stock units granted to them on November 3, 2005. On October 2, 2006, an additional officer received 7,475 shares of common stock in connection with the settlement date of July 1, 2006 for shares of common stock underlying restricted stock units granted to him on November 3, 2005. On December 20, 2006 current and former officers received 289,269 shares of common stock in connection with the settlement date for shares of common stock underlying restricted stock units granted to them on November 3, 2005. The shares of common stock were issued to the officers and directors pursuant to the 2005 Stock Incentive Plan adopted by the Board of Directors in November 2005 prior to our registration under the Securities Exchange Act of 1934, as amended, in accordance with the exemption from registration provided by Rule 701 promulgated under the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data

Overview

The Bankruptcy

On March 17, 2003, Spiegel and the other Debtors, including Eddie Bauer, Inc., our principal operating subsidiary, filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court of the Southern District of New York. The bankruptcy court confirmed the Plan of Reorganization on May 25, 2005, it became effective on June 21, 2005 (“Effective Date”), and on that date the Debtors emerged from bankruptcy.

Pursuant to the Plan of Reorganization, Eddie Bauer Holdings, Inc. (“Eddie Bauer”) was formed as a new holding company and, in exchange for Eddie Bauer issuing shares of common stock to certain unsecured creditors of the Debtors, Spiegel transferred to Eddie Bauer 100% of its ownership interest in:

•	Eddie Bauer, Inc., including its subsidiaries;

•	FSAC and SAC, which are two non-operating subsidiaries that hold securitization interests in certain pre-petition securitization transactions to which Spiegel and its subsidiaries (including FSAC and SAC, as applicable) were a party;

•	DFS (now known as EBFS), which historically has provided catalog and retail distribution services for us; and

•	SGTS (now known as EBCS), which has an office in Saint John, Canada, and which historically provided call center support for us (“Saint John”).

Eddie Bauer then contributed to Eddie Bauer, Inc. its shares in EBFS and EBCS such that these entities became wholly-owned subsidiaries of Eddie Bauer, Inc. In addition, EBIT was formed as a wholly-owned subsidiary of Eddie Bauer, Inc. and Spiegel Management Group, after having transferred to Spiegel all of its assets that did not comprise or support its information technology operation (the “IT Group”), merged with and into EBIT, with the result that the IT Group became part of EBIT.

Predecessor and Successor Entities

We refer to the entities prior to emergence from bankruptcy as the “Predecessor” and to the emerged entities as the “Successor.” The Predecessor consists of Eddie Bauer, Inc., EBFS, the IT Group and Saint John. The Successor consists of Eddie Bauer, Eddie Bauer, Inc., FSAC, SAC, EBFS, EBCS, EBIT and the obligations associated with Spiegel’s former pension and other post-retirement plans that were assumed by Eddie Bauer.

Our historical financial statements for periods prior to July 2, 2005 were prepared on a combined, carve-out basis and reflect the financial results of the Predecessor. Our consolidated financial statements for periods as of and subsequent to July 2, 2005 reflect the financial results of the Successor.

The Predecessor’s results of operations for periods prior to our emergence from bankruptcy are not comparable to the Successor’s results of operations for periods after our emergence from bankruptcy.  The primary differences include:

Reorganization costs and expenses, net:  In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), our financial statements prior to July 2, 2005 reflect our revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization separately as “reorganization costs and expenses, net” in our combined statements of operations. In addition, all pre-petition liabilities subject to compromise have been segregated in our combined balance sheets and have been classified as “liabilities subject to compromise” and our cash flows related to our reorganization have been separately reflected in our combined statements of cash flows. Our results of operations for periods subsequent to July 2, 2005 will no longer include reorganization expenses related to our bankruptcy proceedings.

Revenue from Spiegel-affiliated parties:  For periods until December 2004, our historical combined results of operations included intercompany revenues from Spiegel affiliates, primarily Newport News and Spiegel Catalog. These intercompany revenues resulted from these and other Spiegel affiliates using the distribution services of EBFS, the call center support of Saint John and the information technology services of the IT Group. We reflected these intercompany revenues in our combined statements of operations as “revenue from Spiegel-affiliated parties” until Spiegel sold these entities in June and July 2004, respectively. Subsequent to Spiegel’s sales of Newport News and Spiegel Catalog, we billed these services to the former affiliates under transition services agreements and we reflected these billings as “other revenues” in our combined statements of operations. These services ended in December 2004. Our financial results for periods subsequent to December 2004 do not reflect intercompany revenues or revenues under transition services agreements from these former Spiegel affiliates.

Allocations of certain costs of Spiegel:  In accordance with the carve-out accounting provisions of Staff Accounting Bulleting (“SAB”) Topic 1.B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity, our historical combined financial statements for periods prior to July 2, 2005 included allocations of certain costs of Spiegel in order to present our results of operations on a stand-alone basis. As our historical results of operations included allocations of certain costs of Spiegel, they may not be indicative of our results of operations had we been a separate, stand-alone entity for those periods, nor may they be indicative of our future results. Our results of operations for periods subsequent to July 2, 2005 no longer include allocated management fees from Spiegel, but instead include the additional expenses associated with being a stand-alone, public company.

Expenses of EBFS, Saint John and the IT Group:  The Predecessor’s historical combined results of operations included the expenses of EBFS, Saint John and the IT Group. As discussed above, these groups supported not only our operations, but also the operations of other Spiegel affiliates, primarily Newport News and Spiegel Catalog. During 2003, it was decided, with the approval of the bankruptcy court, to consolidate the three distribution facilities of EBFS into two facilities because of excess capacity at the distribution centers. The sale of one of EBFS’s distribution facilities in Columbus, Ohio, was completed in 2004. As a result of this consolidation and down-sizing efforts of our call center support and IT Group functions, our results of operations since 2004 reflect lower expenses associated with the operations of EBFS, Saint John and the IT Group as compared with prior periods. In order to further improve our gross margins and profitability, we intend to focus additional efforts on optimizing and improving the efficiency of these operations.

Discontinuation of Eddie Bauer Home — In February 2005 we announced our plan to discontinue operating our “Eddie Bauer Home” concept. As such, we have reflected the historical results of the Eddie Bauer Home group within discontinued operations in our financial statements. All Eddie Bauer Home store locations were closed by September 2005.

Fresh Start Accounting

Although we emerged from bankruptcy on June 21, 2005, in accordance with SOP 90-7, we have applied the accounting and reporting requirements of “fresh start” accounting to the Successor effective July 2, 2005. We chose the date of July 2, 2005 because it corresponded with the end of our second quarter of fiscal 2005 and applying fresh start accounting as of June 21, 2005 versus July 2, 2005 would not have resulted in a material difference to our results of operations or financial condition. Pursuant to the principles of fresh start accounting, we determined the reorganization value of our company and allocated such reorganization value to the fair value of our tangible assets, finite-lived intangible assets and indefinite-lived intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”).

Fiscal 2005 Presentation

For fiscal 2005, the results of the Successor for the six months ended December 31, 2005 and the results of the Predecessor for the six months ended July 2, 2005 have been combined for convenience of discussion since separate presentation and discussions of the Predecessor and Successor periods would not be meaningful in terms of operating results or comparisons to other periods. We refer to the combined results collectively as fiscal 2005. As a result of applying fresh start accounting, the Successor’s results of operations for periods after our emergence from bankruptcy are not comparable to the Predecessor’s results of operations for periods prior to our emergence from bankruptcy, and therefore, the combined results for fiscal 2005 should not be taken as indicative of our historical or future results.

Financial Operations Overview

We assess the performance of our business using various financial and operating measures, which primarily include:

•	Net merchandise sales — Net merchandise sales include sales of merchandise from our retail and outlet stores, catalogs and websites, less discounts and sales return allowances. Upon the sale of a gift card or gift certificate, we defer the revenue and record a liability. We reduce the liability and record merchandise sales when the gift card or gift certificate is redeemed by the customer. A significant percentage of our customers make purchases through more than one sales channel.

•	Comparable store sales — Comparable store sales include net merchandise sales from retail and outlet stores that have been open for one complete fiscal year. We exclude new store locations from our comparable store sales until they have been in operation for one complete fiscal year. Similarly, stores that are expanded or down-sized by more than 30% are also excluded from our comparable store base until they have been in operation in their new configuration for one complete fiscal year. Stores that are closed for more than 10 consecutive days are also excluded from our comparable store base. Comparable store sales do not include net sales from our catalogs and websites.

•	Average sales per square foot — Average sales per square foot is determined on an annual basis by dividing net merchandise sales from our retail and outlet stores for the fiscal year by the monthly average of the gross square feet during such fiscal year. References to square feet represent gross square feet and not net selling space.

•	Other revenues — Other revenues include revenues associated with the royalties we receive from licensing agreements for the use of the Eddie Bauer trademark, royalties we receive from our international joint ventures and shipping revenues from shipments to customers from our direct channel. Other revenues also included services we billed to former Spiegel-affiliated entities under transition services agreements after Spiegel’s sale of these entities in June and July 2004 through December 2004.

•	Revenue from Spiegel-affiliated parties — Revenue from Spiegel-affiliated parties included intercompany revenues from Spiegel affiliates, which were primarily Newport News and Spiegel Catalog, prior to Spiegel’s sale of these entities in June and July of 2004. These intercompany revenues resulted from these and other Spiegel affiliates’ using the distribution services of EBFS, the call center support of Saint John and the information technology services of the IT Group.

•	Gross margin — Gross margin is equal to our net merchandise sales less our costs of sales. We include in our costs of sales the direct cost of purchased merchandise, inbound freight, inventory write downs, design, buying and production costs and occupancy costs related to store operations and warehouses. Costs of sales also include the amortization expenses associated with our finite-lived intangible assets. As noted below, our warehousing and distribution expenses (excluding occupancy costs related to our warehouses) and shipping costs are included in selling, general and administrative expenses and are therefore excluded from our calculation of gross margin and gross margin percentage. As a result, our gross margin and gross margin percentages may not be comparable to those of other retailers.

During September 2006, we launched a full-scale customer loyalty program. Prior to that time, we had a limited pilot customer loyalty program which we launched in mid-2004. Under the program, a customer earns points based upon merchandise purchases. Accumulated points are then converted into rewards certificates after reaching a specified threshold. The rewards certificates can be used towards the purchase of our products and in limited cases, can be used to purchase non-Eddie Bauer merchandise or services (e.g., travel awards, specialty services). Both accumulated points and issued rewards certificates expire after a stated period of time. We record costs of sales expense and a liability for earned certificates. The liability is recorded net of an estimated breakage amount, or the amount of rewards certificates estimated to go unredeemed. We reduce the liability when a reward certificate is redeemed by the customer. Program costs, including marketing, printing and administration of the program, are reflected within selling, general and administrative expenses.

•	Gross margin % — Gross margin % is calculated as our gross margin as a percentage of our net merchandise sales.

•	Impairment of indefinite-lived intangible assets — These expenses include impairment charges related to our goodwill and trademarks.

•	Selling, general and administrative (“SG&A”) — These expenses include all operating expenses not included within costs of sales, such as store expenses other than occupancy costs, administrative expenses, marketing and advertising expenses, catalog production and mailing costs, warehousing and distribution expenses (excluding occupancy costs related to our warehouses, which are reflected in costs of sales), call center expenses, shipping costs associated with our catalog and Internet sales and depreciation and amortization of our non-store related property and equipment and computer software costs. Selling, general and administrative expenses also include gift card breakage related to gift cards purchased, which is the estimated amount of gift cards and gift certificates that will go unredeemed. We record a liability associated with the sale of gift cards and gift certificates. We reduce the liability and record revenue when the gift card or gift certificate is redeemed by the customer. Gift card breakage is recorded as a reduction to selling, general and administrative expenses for amounts when redemption is determined to be remote, based upon historical breakage percentages.

•	Interest expense — Interest expense for periods prior to July 2, 2005 represent interest charged by our former parent, Spiegel, on our intercompany borrowings. Interest expense for periods subsequent to July 2, 2005 includes interest on our senior secured revolving credit facility and interest on our senior secured term loan, which was amended in April 2006, both of which we entered into upon our emergence from bankruptcy.

•	Other income (expense) — Other income (expense) primarily includes interest earned on our cash and cash equivalents, gains or losses on our derivative instruments not designated in hedging relationships, and the net accretion on the financing receivables and liabilities associated with our securitization interests.

•	Equity in earnings (losses) of foreign joint ventures — This includes our proportionate share of the earnings or losses of our joint ventures in Germany and Japan. We own a 30% interest in Eddie Bauer Japan, Inc. and a 40% interest in Eddie Bauer GmbH & Co. We account for these investments under the equity method of accounting as we do not control these entities.

•	Gain on discharge of liabilities — In conjunction with our emergence from bankruptcy, we recognized a net gain of $107.6 million for the six months ended July 2, 2005 associated with the discharge of our liabilities in accordance with the Plan of Reorganization.

•	Reorganization costs and expenses, net — In accordance with SOP 90-7, our financial statements prior to our emergence from bankruptcy reflect our revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization separately as “reorganization costs and expenses, net” in our combined statements of operations.

•	Discontinuation of Eddie Bauer Home — In February 2005 we announced our plan to discontinue operating our “Eddie Bauer Home” concept. As such, we have reflected the historical results of the Eddie Bauer Home group within discontinued operations in our financial statements. All Eddie Bauer Home store locations were closed by September 2005.

SELECTED HISTORICAL FINANCIAL INFORMATION

The following tables set forth selected historical financial and other information for the Predecessor and Successor entities as of the dates and for the periods indicated. Financial information for periods prior to July 2, 2005 relates to the Predecessor and financial information for periods as of and subsequent to July 2, 2005 relates to the Successor. Because of our emergence from bankruptcy and our corresponding adoption of fresh start accounting and for the reasons stated above in “— Predecessor and Successor Entities”, our financial information for any period prior to July 2, 2005 will not be comparable to financial information for periods after that date.

Our selected historical balance sheet information as of December 30, 2006, December 31, 2005, July 2, 2005 (the date we adopted fresh start accounting), January 1, 2005 and January 3, 2004 is derived from our audited consolidated and combined balance sheets. Our selected historical statement of operations information for the fiscal year ended December 30, 2006, the six months ended December 31, 2005, the six months ended July 2, 2005 and fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002 are derived from our audited consolidated and combined statements of operations. Our selected historical balance sheet information as of December 28, 2002 is derived from our unaudited financial statements.

For all periods presented, income from continuing operations excludes the results of our discontinued Eddie Bauer Home business unit. The results of operations of this business unit are presented separately as discontinued operations, net of tax.

The following financial information should be read in conjunction with our financial statements and related notes included elsewhere in this registration statement, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

		Successor	Predecessor
		Six Months	Six Months
		Ended	Ended
	Successor	December 31,	July 2,	Combined	Predecessor	Predecessor	Predecessor
	2006	2005	2005	2005	2004	2003	2002
	($ in thousands, except per share data)

Statement of Operations Information:
Net sales and other revenues	$1,013,447	$593,711	$465,723	$1,059,434	$1,120,761	$1,243,927	$1,374,204
Revenue from Spiegel-affiliated parties	—	—	—	—	37,154	73,288	97,748

Total revenues	1,013,447	593,711	465,723	1,059,434	1,157,915	1,317,215	1,471,952

		Successor	Predecessor
		Six Months	Six Months
		Ended	Ended
	Successor	December 31,	July 2,	Combined	Predecessor	Predecessor	Predecessor
	2006	2005	2005	2005	2004	2003	2002
	($ in thousands, except per share data)

Costs of sales, including buying and occupancy	603,171	337,318	259,536	596,854	604,864	695,872	797,037
Impairment of indefinite-lived intangible assets(a)	117,584	40,000	—	40,000	—	—	—
Selling, general and administrative expenses	411,300	214,125	185,225	399,350	452,603	531,101	619,003

Total operating expenses	1,132,055	591,443	444,761	1,036,204	1,057,467	1,226,973	1,416,040
Operating income (loss)	(118,608)	2,268	20,962	23,230	100,448	90,242	55,912
Interest expense	26,928	11,064	761	11,825	316	2,513	18,952
Other income	3,031	1,919	—	1,919	—	—	—
Equity in earnings (losses) of foreign joint ventures	(3,413)	174	(95)	79	3,590	1,606	(281)

Income (loss) from continuing operations before reorganization items and income tax expense	(145,918)	(6,703)	20,106	13,403	103,722	89,335	36,679
Gain on discharge of liabilities(b)	—	—	(107,559)	(107,559)	—	—	—
Reorganization costs and expenses, net	—	—	13,686	13,686	26,871	91,022	—

Income (loss) from continuing operations before income tax expense (benefit)	(145,918)	(6,703)	113,979	107,276	76,851	(1,687)	36,679
Income tax expense (c)	65,531	14,645	50,402	65,047	36,080	4,803	14,425

Income (loss) from continuing operations	(211,449)	(21,348)	63,577	42,229	40,771	(6,490)	22,254
Income (loss) from discontinued operations, net of tax	(534)	(1,440)	(2,661)	(4,101)	2,893	6,171	8,075

Net income (loss)	$(211,983)	$(22,788)	$60,916	$38,128	$43,664	$(319)	$30,329

Basic and Diluted Earnings Per Share Information(d):
Loss from continuing operations per share	$(7.04)	$(0.71)	n/a	n/a	n/a	n/a	n/a
Loss from discontinued operations per share	$(0.02)	$(0.05)	n/a	n/a	n/a	n/a	n/a
Net loss per share	$(7.06)	$(0.76)	n/a	n/a	n/a	n/a	n/a
Weighted average shares used to complete basic and diluted earnings per share	30,012,896	29,995,092	n/a	n/a	n/a	n/a	n/a

		Successor	Predecessor
		Six Months	Six Months
		Ended	Ended
	Successor	December 31,	July 2,	Combined	Predecessor	Predecessor	Predecessor
	2006	2005	2005	2005	2004	2003	2002
	($ in thousands, except per share data)

Operating Information — Unaudited(e):
Percentage increase (decrease) in comparable store sales(f)	(2.0)%	(6.0)%	3.4%	(2.2)%	(1.7)%	(5.3)%	(12.9)%
Average sales per square foot	$256	n/a	n/a	$256	$252	$245	$247
Number of retail stores(g):
Open at beginning of period	292	279	304	304	330	399	432
Opened during the period	16	16	—	16	7	1	7
Closed during the period	29	3	25	28	33	70	40
Open at the end of the period	279	292	279	292	304	330	399
Number of outlet stores(g):
Open at beginning of period	108	103	101	101	103	102	99
Opened during the period	8	5	3	8	2	2	4
Closed during the period	1	—	1	1	4	1	1
Open at the end of the period	115	108	103	108	101	103	102
Total store square footage at end of period (in thousands)	2,752	2,897	n/a	2,897	2,960	3,220	3,775
Gross margin	$353,517	$228,161	$176,478	$404,639	$442,875	$478,170	$506,586
Gross margin %	37.0%	40.3%	40.5%	40.4%	42.3%	40.7%	38.9%
Capital expenditures	$45,814	$30,214	$8,641	$38,855	$13,906	$6,313	$24,967
Depreciation and amortization	$55,494	$26,589	$16,171	$42,760	$41,142	$57,339	$71,360

	Successor	Successor	Successor	Predecessor	Predecessor	Predecessor
	As of	As of	As of	As of	As of	As of
	December 30,	December 31,	July 2,	January 1,	January 3,	December 28,
	2006	2005	2005	2005	2004	2002
	($ in thousands)

Balance Sheet Information:
Working capital	$105,067	$107,297	$115,087	$112,577	$12,805	$(208,529)
Goodwill	$114,765	$220,481	$220,481	$76,601	$76,601	$76,601
Trademarks	$185,000	$185,000	$225,000	$58,756	$58,756	$58,756
Total assets	$855,910	$1,153,236	$1,186,005	$591,975	$643,137	$850,912
Due to (from) Spiegel	—	—	—	$(37,751)	$90,688	$300,129
Total long-term debt(h)	$274,500	$298,500	$300,000	—	—	—
Stockholders’ equity	$346,641	$545,020	$564,900	$292,391	$248,013	$246,638

(a)	In conjunction with our impairment tests of indefinite-lived intangible assets, we recorded an impairment charge of $40 million related to our trademarks during the fourth quarter of 2005 and an impairment charge of $117.6 million related to our goodwill during the third quarter of 2006. See Note 7 to our annual financial statements for more detailed descriptions of the impairment tests performed.

(b)	In accordance with SOP 90-7, we recorded a net gain of $107.6 million related to the discharge of our liabilities upon our emergence from bankruptcy for the six months ended July 2, 2005.

(c)	We recorded income tax expense associated with increases to our tax valuation allowance of $71.3 million and $15.3 million during fiscal 2006 and 2005, respectively. See further discussion in Note 15 to our annual financial statements for more detailed descriptions of our tax valuation allowance changes.

(d)	On June 21, 2005, in connection with the Effective Date of the Plan of Reorganization, we issued 30,000,000 shares of our common stock to certain unsecured creditors of the Debtors. Accordingly, earnings per share data have been included for periods subsequent to July 2, 2005. No earnings per share data have been presented for periods prior to July 2, 2005 because there were no shares outstanding for the combined entity.

(e)	Represents unaudited financial measures used by our management to assess the performance of our business.

(f)	Represents increase (decrease) over respective prior year period.

(g)	Retail and outlet store count data excludes stores related to our discontinued Eddie Bauer Home business.

(h)	Includes current portion of long-term debt, which totaled $8.0 million as of December 30, 2006, $24.0 million as of December 31, 2005 and $3.0 million as of July 2, 2005.

Quarterly Comparable Sales Results

The following table sets forth our historical unaudited quarterly comparable sales data (compared to sales of the same quarter the prior year):

Fiscal 2006				Fiscal 2005				Fiscal 2004
Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

4.6%	(1.5)%	(5.9)%	(10.0)%	(7.1)%	(4.3)%	3.7%	3.0%	2.0%	(3.9)%	(6.0)%	(0.9)%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management’s Discussion and Analysis contains certain forward-looking statements, which reflect our current view with respect to future events and financial performance. Any such forward-looking statements are subject to risks and uncertainties that could cause our actual results of operations to differ materially from historical results or current expectations. This discussion and analysis should be read in conjunction with our consolidated and combined financial statements and the related notes included elsewhere in this document.

EXECUTIVE OVERVIEW

Business Summary

Eddie Bauer is a specialty retailer that sells casual sportswear and accessories for the modern outdoor lifestyle. Our primary target customers are women and men who are 30-54 years old with an average annual household income of $75,000. Eddie Bauer is a nationally recognized brand that we believe stands for high quality, innovation, style and customer service. Founded in 1920, Eddie Bauer has an established reputation in the outerwear market and was ranked as the number three outerwear brand in a survey conducted by Women’s Wear Daily in July 2006.

In June 2005, we emerged from bankruptcy as a stand-alone company for the first time in 34 years. We are committed to turning our business around and revitalizing Eddie Bauer as a premium quality brand, both by continuing to implement initiatives that we commenced over the past several years and by actively changing initiatives that are not performing up to our expectations.

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

As of December 30, 2006, we operated 394 stores, consisting of 279 retail stores and 115 outlet stores in the U.S. and Canada. During 2006, we had 33.7 million visits to our two websites and circulation of approximately 80.8 million catalogs.

In addition, we are minority participants in joint venture operations in Japan and Germany. As of December 30, 2006, Eddie Bauer Japan operated 40 retail stores and nine outlet stores, distributed 11 major catalogs annually and operated a website located at www.eddiebauer.co.jp and Eddie Bauer Germany operated seven retail stores and two outlet stores, distributed six major catalogs annually and operated a website located at www.eddiebauer.de. As a result of weak retail sales due partially to a continued poor apparel retail market in Germany, in January 2007 Eddie Bauer Germany made the decision to close all of its retail stores. We anticipate that all Eddie Bauer Germany retail stores will be closed by August 2007. Eddie Bauer Germany will continue to sell its products through its catalogs, website and outlet stores. We also license the Eddie Bauer name to various consumer product manufacturers and other retailers whose products complement our modern outdoor lifestyle brand image.

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

Fiscal and Fourth Quarter 2006 Overview

Compared to the prior year, net merchandise sales for fiscal 2006 were down $44.8 million, or approximately 4.5%, and comparable store sales declined by 2.0%. Our gross margin and gross margin percentage for fiscal 2006 were $353.5 million and 37.0%, down from $404.6 million and 40.4% in the prior year. The $44.8 million decrease in net merchandise sales and an increase in impairment charges resulted in an increase in our operating loss of $141.8 million for fiscal 2006, versus the prior year period. The decline in retail sales during fiscal 2006, as well as sales in our direct channel, was primarily a continuation into the first three quarters of 2006 of poor customer reaction to the significant changes in the merchandise collection introduced in the fall of fiscal 2005. During fiscal 2006, we recognized a $117.6 million impairment charge related to our goodwill versus a $40.0 million impairment charge related to trademarks during fiscal 2005.

As discussed above, we introduced our new 2006 Fall/Holiday collection which began arriving in our stores in the third quarter of 2006. Our fourth fiscal quarter was the first full quarter to reflect the results of our 2006 Fall/Holiday collection. Net merchandise sales for the fourth quarter of 2006 increased $4.4 million, or approximately 1.2%, compared to the prior year quarter. After experiencing negative comparable sales for the past five quarters, beginning with the third quarter of 2005, comparable stores sales increased 4.6% during the fourth quarter. Our gross margin and gross margin percentage for the fourth fiscal quarter of 2006 were $164.4 million and 45.0%, compared to $161.8 million and 44.8% in the prior year quarter.

Recent Developments and Initiatives

Term Loan Refinancing

We are currently in active discussions to refinance our existing term loan, which totaled $275 million as of December 30, 2006, as a result of our expectation that we would not meet certain loan covenants during 2007, possibly as early as the first quarter of 2007. We are working with our financial advisors and potential lenders on a refinancing package that would include a new term loan and junior capital. We expect to complete the financing transaction in April 2007. Proceeds from the new financing transaction would be utilized to pay-off our existing senior secured term loan. See further discussion below within “Management’s

Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Merger Agreement

On November 13, 2006, we announced that we had entered into a merger agreement with Eddie B Holding Corp., a company owned by affiliates of Sun Capital Partners, Inc. and Golden Gate Capital. Under the terms of the merger agreement, all of the Company’s outstanding shares of common stock were to be converted into the right to receive $9.25 per share in cash upon closing of the transaction. On February 8, 2007, at a special meeting of our stockholders to vote on the transaction, an insufficient number of shares were voted in favor of approving the proposed sale. Following this stockholder vote, on February 8, 2007 we terminated the merger agreement. As a result, Eddie Bauer will continue to operate as a stand-alone publicly traded company. We intend to continue to operate the business and implement initiatives in substantial conformance with our previously announced plans.

Initiatives

We are committed to turning our business around and revitalizing Eddie Bauer, by continuing to implement previously announced initiatives and by actively changing initiatives that are not performing up to our expectations. Although we believe our strategies will help stabilize our business in the long term, this process comes with significant risks and challenges and will take time. As a result, even if we are successful, we do not expect to see improvements in our results of operations in the near term.

Merchandise Strategy

Our primary focus with the 2006 Fall/Holiday line has been to re-align the offering with the needs and preferences of our 30-54 year-old core customers, including:

•	re-setting the styling, fit and construction of our products, while leveraging Eddie Bauer’s unique outdoor heritage as a point of differentiation,

•	returning to a color palette that emphasizes Eddie Bauer’s tradition of rich, textured and natural colors inspired by the outdoors,

•	increasing emphasis on down outerwear and accessories as we seek to capitalize on our past success in these classifications as well as our reputation as one of the world’s most recognized outerwear brands, and

•	modifying pricing in certain areas to improve the price/value equation for our customers.

In 2006, we made significant changes in the fabric, materials and fit in our pant business in both Men’s and Women’s categories aimed at improving the appeal and functionality of our line. We ran a promotion in September 2006 to publicize these changes. Customer reactions to these changes and promotional efforts were favorable with sales in these categories tracking above the previous year’s disappointing results. Product with similarly revised construction and fit will be introduced gradually in our Eddie Bauer Outlet stores over the course of 2007. The 2006 Fall/Holiday collection reflected a move to more traditional colors in our basic offerings unlike our 2005 Fall/Holiday merchandise that featured a non-traditional color scheme.

To support the 2006 Fall/Holiday products, we redirected our catalog and store merchandising to present more product-specific marketing, including a product-focused advertising campaign that we launched in the November and December issues of key magazines that we believe reach our core customers. In addition, we placed a stronger emphasis on gift giving in our marketing efforts. We believe that the reduced emphasis on wardrobing (i.e., presentation of products as unified outfits) in the 2006 Fall/Holiday sales materials and displays has contributed to improved customer response, particularly in the Men’s categories where this approach was emphasized. In addition, our recent catalogs have featured a model group that is more age appropriate for our target demographics and a greater emphasis on individual product images to enhance the ability of customers to evaluate fit and finish. Customer response to the 2006 Fall/Holiday line has been encouraging, as evidenced by increases in comparable store sales of 4.6% and 9.5% in the fourth quarter of 2006 and the first quarter of 2007 (through March 10, 2007) and an increase in sales in our direct channel in the first quarter of 2007 (through March 10, 2007) of 12.9%, when compared to the same period in 2006. These results reinforce our belief that we are on the correct path.

Loyalty Program

On September 6, 2006, we launched our first full-scale customer loyalty program, Eddie Bauer Friends, for Eddie Bauer customers based on the results of a limited pilot program that we had tested since mid-2004. Customers may enroll in the program via our stores, catalog call centers or at www.eddiebauerfriends.com. The loyalty program allows customers in the United States to accrue points that may be redeemed for Eddie Bauer rewards certificates or used toward acquiring special Eddie Bauer merchandise at www.eddiebauerfriends.com. For every dollar spent on Eddie Bauer products, a member of the loyalty program receives loyalty points. Members who hold Eddie Bauer credit cards are eligible for bonus points and are also eligible to participate in exclusive online auctions for special items, such as outdoor vacations, resort getaways, electronics, day spa retreats and more, using their points. The full terms and conditions of the loyalty program are available at www.eddiebauerfriends.com. As of December 30, 2006, approximately 851,000 customers have enrolled in our loyalty program.

We intend to evaluate the performance of the program on an on-going basis. We believe that the program will be a valuable tool in driving customer purchases and fostering customer loyalty while facilitating our ability to track and market to our customers.

Real Estate

During fiscal 2006, we opened 16 new retail stores and eight new outlet stores, including five retail stores and one outlet store opening during the fourth quarter. We closed 29 retail and one outlet store during fiscal 2006, of which one retail store was closed during the fourth quarter. All new retail stores, with the exception of one temporary lease for a new store in Canada, opened during fiscal 2006 were within 15% of our model store size of 5,500 square feet. In fiscal 2007, we intend to open approximately 22 new retail stores and 11 new outlet stores and expect to close approximately 29 retail stores and one outlet store, which were all closed during the first quarter of 2007. We financed the opening of the new stores and intend to finance additional store openings through cash provided by operations and our revolving credit facility. We estimate that capital expenditures to open a store will approximate $0.9 million and $0.5 million per store for retail and outlet stores, respectively. In substantially all instances, this capital investment is funded partially by the landlords of leased sites. The portion funded by landlords typically ranges from 25% to 50%. The number of stores we ultimately open during any given year will depend on our ability to obtain suitable locations on favorable terms, our working capital, general economic conditions, and the terms of our debt agreements. In addition to closing under-performing stores and opening new stores, our strategy includes right-sizing our existing stores, mainly through down-sizing. In addition, during the first half of 2007, we expect to complete the build-out of our office space at our new leased headquarters currently under construction in Bellevue, Washington, in anticipation of our relocation planned for summer of 2007.

Outlook

To increase our profitability and generate cash for future growth, we will need to increase our net sales in our stores and through our direct channel. Comparable store sales for the quarter-to-date period through March 10, 2007 increased 9.5% and sales in our direct channel increased 12.9%. The sales improvements seen during the first quarter of 2007, however, may not be indicative of future sales increases. Improvement in our gross margins and profitability also depends upon our ability to source our products at cost effective prices, control our transportation and energy costs and reduce our need for inventory mark-downs. Additionally, our ability to control store occupancy and buying costs and efficiently manage our back-end operations and fixed costs will also impact our future gross margins and profitability. Despite our strategy to design products that appeal to our target customers, changes in customer preferences or demand or lack of customer response to these designs could result in increased costs and lower margins if we are again required to increase our inventory markdowns or redesign our product offerings. We anticipate continuing our loyalty program as discussed above during 2007, which will result in higher cost of sales and put pressure on our gross margin during fiscal 2007. Additionally, our results for the first quarter of 2007 will be negatively impacted by a $5 million charge related to the expense reimbursement we were required to pay as a result of the previously mentioned termination of our merger agreement, professional fees related to the proposed sale, a charge of approximately $5 million related to severance costs associated with the resignation of our Chief Executive Officer (“CEO”) and a non-cash charge of approximately $3 million related to the accelerated vesting of our resigned CEO’s stock options and RSUs. In the event we are successful in our turnaround initiatives, we expect that it may take approximately 12 to 18 months before our operating results would improve significantly from the current levels.

Industry Trends

We must stabilize our business and revitalize Eddie Bauer as a premium quality brand while addressing general trends we face in the apparel industry. We believe the key marketplace factors affecting us include:

•	Constantly shifting consumer style preferences, such as the general shift in the U.S. towards more casual apparel and a shift towards consumers being more willing to purchase either premium apparel at higher prices or value apparel with lower prices, and being less willing to purchase mid-priced apparel;

•	The maturation and fragmentation of the apparel industry by channel of distribution, age, gender, price points and classification, as well as the increase in brand proliferation, especially with the growth of private label brands;

•	Increased competition due to fewer barriers to entry;

•	The increased availability of quality, global low-cost sourcing for apparel due to the elimination of import quotas in the U.S., which puts deflationary pressures on pricing and further lowers barriers to entry;

•	Retail sales of apparel is seasonal in nature, i.e., revenues, the related expenses and profits are typically higher during the fourth quarter of the calendar year, driven by significant holiday purchases; and

•	In the international markets in which we participate through our joint ventures (Japan and Germany), Germany has experienced a deteriorating retail environment while Japan continues to experience a fairly robust retail environment.

Results of Operations

The following is a discussion of our results of operations for fiscal 2006, 2005 and 2004. Our historical results for periods prior to July 2, 2005 are not comparable with our results for periods subsequent to July 2, 2005 for several reasons.  As discussed above, we applied the fresh start reporting requirements of SOP 90-7 effective July 2, 2005. For fiscal 2005, the results of the Successor for the six months ended December 31, 2005 and the results of the Predecessor for the six months ended July 2, 2005 have been combined for convenience of discussion since separate presentation and discussions of the Predecessor and Successor periods would not be meaningful in terms of operating results or comparisons to other periods. We refer to the combined results collectively as fiscal 2005. Additionally, as mentioned above, in February 2005 we announced our plan to discontinue operating our “Eddie Bauer Home” concept.

Fiscal 2006 Compared to Fiscal 2005

Revenues

	Successor	Combined
	Fiscal	Fiscal
	2006	2005	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Retail & outlet store sales:
Comparable store sales	$559,549	$570,838	$(11,289)
Non-comparable store sales	140,595	162,325	(21,730)

Total retail & outlet store sales	700,144	733,163	(33,019)
Direct sales	256,463	268,135	(11,672)
Other merchandise sales	81	195	(114)

Net Merchandise Sales	956,688	1,001,493	(44,805)
Shipping revenues	34,022	35,726	(1,704)
Licensing revenues	15,707	15,300	407
Foreign royalty revenues	6,626	6,100	526
Other revenues	404	815	(411)

Net sales and other revenues	1,013,447	1,059,434	(45,987)

Percentage increase (decrease) in comparable store sales	(2.0)%	(2.2)%	n/a
Number of retail stores:
Open at beginning of period	292	304	n/a
Opened during the period	16	16	n/a
Closed during the period	29	28	n/a
Open at the end of the period	279	292	n/a
Number of outlet stores:
Open at beginning of period	108	101	n/a
Opened during the period	8	8	n/a
Closed during the period	1	1	n/a
Open at the end of the period	115	108	n/a

Net merchandise sales declined $44.8 million, or 4.5%, in fiscal 2006 from fiscal 2005. During fiscal 2006, we experienced declines in both our retail store sales and our direct sales. Comparable store sales during fiscal 2006 declined 2.0%, or $11.3 million. Non-comparable store sales, which includes sales associated with new, closed and non-comparable remodeled stores, declined $21.7 million, or 1.3%, primarily due to fewer stores open during fiscal 2006 (394 total stores at the end of fiscal 2006 as compared to 400 total stores at the end of fiscal 2005). The decline in net merchandise sales occurred in the first three fiscal quarters of 2006 as a result of the continuation of poor customer response to the significant changes in the merchandise collection first introduced in the fall of fiscal 2005. As of result of the poor sales performance, management took actions to design, source and merchandise products intended to re-capture the interest of our core customer and reverse the downward sales trends. These actions, which began during the fourth quarter of 2005, were undertaken after the poor customer response became clear and the initiatives continued to be implemented through mid-2006 culminating in the introduction of our 2006 Fall/Holiday products beginning during the third quarter as discussed above. Improved customer response to this collection resulted in net merchandise sales during the fourth fiscal quarter of 2006 increasing $4.4 million compared to the fourth quarter of fiscal 2005. Net merchandise sales in our retail stores and direct channel were flat with the prior year quarter, while net merchandise sales in our outlet stores increased $4.5 million. Our comparable store sales for the fourth quarter, including our retail and outlet stores, increased 4.6%.

Cost of Goods Sold, Including Buying and Occupancy and Gross margin and gross margin %

	Successor	Combined
	Fiscal	Fiscal
	2006	2005	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Net Merchandise Sales	$956,688	$1,001,493	$(44,805)
Cost of sales, including buying and occupancy	$603,171	$596,854	$6,317
Gross margin	$353,517	$404,639	$(51,122)
Gross margin as a % of net merchandise sales	37.0%	40.4%	(3.4)%

Our gross margin for fiscal 2006 was $353.5 million, a decrease of $51.1 million, or 12.6%, from our fiscal 2005 gross margin of $404.6 million. As noted above in “Financial Operations Overview”, our warehousing and distribution expenses (excluding occupancy costs related to our warehouses) and shipping costs are included in selling, general and administrative expenses. As a result, our gross margin and gross margin percentages may not be comparable to those of other retailers. Our warehousing and distribution expenses reflected in selling, general and administrative expenses for fiscal 2006 and 2005 were $32.5 million and $37.3 million, respectively. Our shipping costs reflected in selling, general and administrative expenses for fiscal 2006 and 2005 were $22.3 million and $21.6 million, respectively.

The $6.3 million increase in our costs of sales during fiscal 2006 versus the prior year primarily reflected increases of $8.8 million, $4.5 million and $1.8 million in our occupancy costs, intangible amortization expense, and buying costs, respectively. These increases were partially offset by an $8.6 million decline in our merchandise costs. The $8.8 million increase in our occupancy expenses resulted primarily from an approximately $3.2 million increase in our rent expense and an approximately $6.1 million increase in the amortization of our leasehold improvements, which included higher amortization expenses associated with the fair value adjustments we recorded to our leasehold improvements as of our fresh start accounting date. The $4.5 million increase in our intangible amortization resulted from the intangible assets related to our customer lists and licensing agreements that we recorded in conjunction with our fresh start accounting effective July 2, 2005. Prior to that date, we did not have any intangible assets that were amortized. Our buying costs increased as a result of higher payroll and employee benefit related expenses. The $8.6 million decline in our merchandise costs resulted primarily from the decrease in our merchandise sales in fiscal 2006 versus fiscal 2005.

Our gross margin percentage declined to 37.0% in fiscal 2006, down from 40.4% in fiscal 2005. The 3.4 percentage point decline in our gross margin percentage was due primarily to increases in our occupancy costs discussed above, which resulted in a 1.6 percentage point decline in our gross margin percentage as a result of lower net merchandise sales in which to absorb our fixed store related costs. Additionally, our merchandise margins decreased 1.1 percentage points as a result of higher markdowns and the customer loyalty program we introduced during the second half of 2006. Lastly, the increases in our intangible amortization expense and buying costs resulted in declines of 0.5 and 0.3 percentage points, respectively, in our gross margin percentage versus fiscal 2005.

Selling, general and administrative expenses

	Successor	Combined
	Fiscal	Fiscal
	2006	2005	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Selling, general and administrative expenses (SG&A)	$411,300	$399,350	$11,950
SG&A as a % of net merchandise sales	43.0%	39.9%	3.1%

SG&A expenses for fiscal 2006 were $411.3 million, representing an increase of $12.0 million, or 3.0% from the prior year. SG&A expenses as a percentage of net merchandise sales for fiscal 2006 were 43.0%, up from 39.9% in the prior year, which reflected both the spreading of our SG&A over our declining merchandise sales and increased expenses as described below. The increase in SG&A expenses for fiscal 2006 versus the prior year primarily resulted from: (i) professional service fees and legal costs of approximately $6.1 million, which included incremental costs related to being a stand-alone company and our exploration of strategic alternatives; (ii) $3.3 million of merger-related expenses; (iii) higher payroll and employee benefits related expenses of approximately $4.3 million; (iv) increased stock compensation expenses of $6.6 million as fiscal 2006 included twelve months of expense versus two months during fiscal 2005; and (v) higher depreciation and amortization of approximately $3.2 million. These increases were partially offset by: (i) an $8.4 million reduction in advertising expenses, including catalog production costs (fewer catalogs produced in fiscal 2006 versus fiscal 2005) and direct mail circulation costs; (ii) an approximately $5.9 million decrease in warehousing and distribution expenses due to consolidation of our distribution facilities; (iii) an approximately $4.9 million reduction in incentive compensation costs; and (iv) an increase of approximately $2.3 million of SG&A costs capitalized into inventory due primarily to higher levels of inventory at the end of fiscal 2006 compared to fiscal 2005. Additionally, fiscal 2005 included $6.2 million of credits associated with adjustments related to pre-bankruptcy petition claims and one-time refund credits. Gift card breakage reduced SG&A expenses for fiscal 2006 and 2005 by $2.3 million and $3.1 million, respectively. The reduction in gift card breakage in fiscal 2006 compared to 2005 was primarily due to fewer gift cards purchased.

Impairment of indefinite-lived intangible assets

	Successor	Combined
	Fiscal	Fiscal
	2006	2005	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Impairment of indefinite-lived intangible assets	$117,584	$40,000	$77,584

Our adoption of fresh start reporting effective July 2, 2005 resulted in the recording of indefinite-lived intangible asset values of $221 million and $225 million for goodwill and trademarks, respectively.

During the fourth quarter of fiscal 2005, we completed our annual impairment tests for both goodwill and trademarks in accordance with SFAS No. 142, which resulted in a pretax impairment charge totaling $40 million related to trademarks. The fair value of our trademarks as of the fourth quarter of fiscal 2005 was estimated to be $185 million and was determined using the discounted present value of estimated future cash flows, which included a long-term growth rate of 3.5% and a discount rate of 16%. The decline in the fair value of our trademarks since July 2, 2005 was due principally to decreases in projected revenues. The annual impairment review of our goodwill balance as of the fourth quarter of fiscal 2005 was completed using the two-step approach prescribed in SFAS No. 142 and resulted in no impairment charge.

As a result of interactions with our investment bankers, preliminary indications of interest received from various third parties during our publicly announced process of evaluating various strategic alternatives, and the significant decline in our common stock price during the third quarter of 2006, we determined that it was more likely than not that the fair value of our enterprise was below our carrying value. Accordingly, in accordance with SFAS No. 142, we completed impairment tests for our indefinite-lived intangible assets, including our goodwill and trademarks, during the third quarter of 2006.

The fair value of our trademarks during the third quarter of 2006 was determined using the discounted present value of estimated future cash flows, which included a long-term growth rate of 3.5% and a discount rate of 17.5% and was estimated to be $185 million, equal to their net book value. Accordingly, no impairment charge was recorded during the third quarter of 2006 related to our trademarks.

Our enterprise value for purposes of our goodwill impairment test during the third quarter of 2006 was estimated primarily using a discounted cash flow model and was further supported by valuations using market comparables and market transactions for other retail companies and our common stock price. The premise of the discounted cash flow model was based upon our internal plans related to the future cash flows of our primary assets. The discounted cash flow valuation used a discount rate of 14.5%, which represented our weighted average cost of capital and an expected growth rate of 3.5%. In order to assess our fair value in its entirety, following the calculation of the discounted cash flows of our primary assets, the book value of our interest-bearing debt was deducted and the fair values of the assets not contributing to the discounted cash flows of our primary assets, including our NOL carryforwards, were added to derive the fair value of our total net assets. Upon completion of step one of the goodwill impairment test, our estimated enterprise fair value was less than the carrying value of our net book value and long-term debt. Accordingly, we completed step two of the goodwill impairment test, which included comparing the implied fair value of the company with the carrying amount of goodwill. Upon completion of step two of the goodwill impairment test, we recorded an impairment charge of $117.6 million related to our goodwill. The decline in our fair value since our fresh start reporting date of July 2, 2005 was due principally to lower than projected revenues and gross margins.

During the fourth quarter of 2006, we completed our annual impairment tests for both our goodwill and trademarks consistent with the testing performed during the third quarter of 2006. We concluded that our enterprise value and the fair value of our trademarks approximated the values as determined during our impairment tests during the third quarter of 2006 as there were no significant changes in our long-range forecast, discount rate or expected growth rate. Additionally, our results of operations during the fourth quarter of 2006 were consistent with the long-range plan used during our third quarter impairment review. Our estimated enterprise value as of the fourth quarter of 2006 exceeded our net carrying value and accordingly, we concluded that we passed step one of our goodwill impairment test.

Our impairment evaluations during the fourth quarter of 2005 and third and fourth quarters of 2006 included reasonable and supportable assumptions and projections and were based on estimates of projected future cash flows. We experienced lower than anticipated sales during the second half of 2005 and the first three quarters of 2006, indicative of a weaker than expected response by our customers to our merchandise collection. The long-range projections used in our impairment evaluations assume that we will successfully introduce merchandise assortments that appeal to our core customer tastes and preferences and respond to future changes in customer style preferences in a timely and effective manner. These estimates of future cash flows are based upon our experience, historical operations of the stores, catalogs and Internet sites, estimates of future profitability and economic conditions. Future estimates of profitability and economic conditions require estimating such factors as sales growth, employment rates and the overall economics of the retail industry for up to twenty years in the future, and are therefore subject to variability, are difficult to predict and in certain cases, beyond our control. The assumptions utilized by management were consistent with those developed in conjunction with our long-range planning process. If the assumptions and projections underlying these evaluations are not achieved, or should we ultimately adopt and pursue different long-range plans, the amount of the impairment could be adversely affected. Accordingly, there can be no assurance that there will not be additional impairment charges in the future based on future events and that the additional charges would not have a material adverse impact on our financial position or results of operations.

Equity in earnings (losses) of foreign joint ventures

	Successor	Combined
	Fiscal	Fiscal
	2006	2005	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Equity in earnings (losses) of foreign joint ventures	$(3,413)	$79	$(3,492)

Losses of foreign joint ventures for fiscal 2006 of $3.4 million included losses related to Eddie Bauer Germany of $4.2 million and income from Eddie Bauer Japan of $0.8 million. As a result of weak retail sales due partially to a continued poor apparel retail market in Germany, in January 2007 Eddie Bauer Germany made the decision to close all of its retail stores. We anticipate that all Eddie Bauer Germany retail stores will be closed by August 2007. Eddie Bauer Germany will continue to sell its products through its catalogs, website and outlet stores. Equity losses for Eddie Bauer Germany for fiscal 2006 included $0.7 million of losses related to our proportionate share of impairment charges recognized on the write-down of certain of Eddie Bauer Germany’s fixed assets and inventory. Eddie Bauer Germany recorded these impairments during the first quarter of 2007. We reflected these write-downs in our fiscal 2006 equity losses because we determined that these impairments existed as of December 30, 2006. With respect to Eddie Bauer Germany’s fixed assets, we determined that the projected cash flows related to Eddie Bauer Germany’s stores was less than the carrying value of their fixed assets as of December 30, 2006 and accordingly recorded our proportionate share of the fixed asset impairment as of December 30, 2006. With respect to Eddie Bauer Germany’s inventory balance, we determined that a permanent write-down of Eddie Bauer Germany’s inventory to its net realizable value was required as of December 30, 2006. We anticipate that additional equity losses of approximately $2.5 million will be recorded during the first quarter of 2007 related to our proportionate share of the closing costs (e.g., severance payments, lease terminations, etc.) of Eddie Bauer Germany’s store closings. Earnings of foreign joint ventures for fiscal 2005 included losses related to Eddie Bauer Germany of $1.0 million and income from Eddie Bauer Japan of $1.1 million.

Interest expense

	Successor	Combined
	Fiscal	Fiscal
	2006	2005	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Interest expense	$26,928	$11,825	$15,103

Interest expense increased during fiscal 2006 as compared to the prior year primarily as a result of twelve months of interest on our senior secured term loan that we entered into upon our emergence from bankruptcy in late June of 2005 versus six months of interest during fiscal 2005. See further description of the interest requirements on the term loan and the interest rate swap we entered into in October 2005 within “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below. Interest expense for fiscal 2006 and 2005 also included $2.1 million and $0.6 million, respectively, of interest expense related to our revolving credit facility. During fiscal 2006 and 2005, we capitalized interest of $0.8 million and $0.3 million, respectively. Our future interest requirements will be impacted by our anticipated term loan refinancing as discussed further below.

Other income

	Successor	Combined
	Fiscal	Fiscal
	2006	2005	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Other income	$3,031	$1,919	$1,112

Other income for fiscal 2006 included $1.8 million of net accretion income and a $0.5 million net gain associated with the receivables and liabilities associated with our securitization interests and $0.7 million of interest income. Other income for fiscal 2005 included $0.9 million of income associated with the net accretion on the receivables and liabilities associated with our securitization interests, $0.8 million of income associated with derivative income related to our interest rate swap, and $0.2 million of interest income. The increase in net accretion income in fiscal 2006 versus fiscal 2005 resulted from twelve months of accretion versus six months in fiscal 2005 as we recorded the receivables and liabilities related to the securitization interests upon our emergence from bankruptcy. There was no other income reflected during 2006 related to our interest rate swap because we designated the interest rate swap as a cash flow hedge of 50% of our senior secured term loan effective January 1, 2006 and the interest rate swap was determined to be an effective hedge. Accordingly, unrealized gains and losses associated with the hedge are reflected within other comprehensive income during fiscal 2006.

Income tax expense

	Successor	Combined
	Fiscal	Fiscal
	2006	2005	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Income tax expense	$65,531	$65,047	$484
Effective tax rate	n/m	60.6%	n/a

Despite having a pre-tax loss for fiscal 2006, we incurred income tax expense of $65.5 million primarily as a result of increases to our valuation allowance requirements, non-deductible impairment charges related to the goodwill impairment we recognized during the third quarter of 2006 and tax expense associated with the non-deductible interest accretion expense on our securitization interest liability. Our income tax expense for fiscal 2006 included $71.3 million of expense to increase our valuation allowance related to our NOLs, of which $23.5 million was recorded during the second quarter, $52.7 million was recorded during the third quarter of 2006 and $4.9 million was reversed during the fourth quarter of 2006. During the second quarter of 2006, we increased our valuation allowance as we reassessed our long-range plan, which resulted in a decrease in our projected taxable income during 2006 and 2007 and an increase in the projected amounts of NOLs expected to expire unused related to this period. The increase to our valuation allowance during the third quarter resulted from a decrease in the estimated annual amount of NOL utilization allowed under Section 382 of the Internal Revenue Code (“IRC”). As discussed above, during the third quarter of 2006, we performed an updated valuation of our enterprise value and concluded that our enterprise value had declined. Because we expect that further restrictions on the utilization of our NOLs will apply to periods subsequent to January 1, 2008 due to the likelihood of a change in ownership after certain trading restrictions on our common stock are lifted, this decline in enterprise value resulted in a decrease in the amount of expected NOL utilization allowed for the years of 2008 through 2023. The lower NOL utilization during this period resulted in an increase in the estimated amount of NOLs that will expire and go unused. Lastly, during the fourth quarter of 2006, we reversed $4.9 million of valuation allowance as our taxable income during the fourth quarter, principally related to collection of our financing receivables, resulted in higher taxable income and higher NOL utilization than previously estimated.

Our combined fiscal 2005 effective tax rate of 60.6% was higher than our U.S. Federal statutory tax rate of 35% primarily due to an increase in our valuation allowance requirements, state income taxes, the higher effective tax rate that we incur on our income generated in Canada, tax expense associated with the accretion on the securitization interest liability and non-deductible reorganization expenses. During the fourth quarter of fiscal 2005, we revised our long range forecast which resulted in a decrease in our estimated taxable income in future years and an increase in the estimated amount of NOLs that may expire and go unused after considering the applicable IRS limitations. These changes resulted in a net $15.3 million increase in our valuation allowance requirement which we recorded during the fourth fiscal quarter of 2005.

Fiscal 2005 Compared to Fiscal 2004

Revenues

	Combined	Predecessor
	Fiscal	Fiscal
	2005	2004	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Retail & outlet store sales:
Comparable store sales	$616,335	$630,098	$(13,763)
Non-comparable store sales	116,828	135,864	(19,036)

Total retail & outlet store sales	733,163	765,962	(32,799)
Direct sales	268,135	277,168	(9,033)
Other merchandise sales	195	4,609	(4,414)

Net Merchandise Sales	1,001,493	1,047,739	(46,246)

	Combined	Predecessor
	Fiscal	Fiscal
	2005	2004	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Shipping revenues	35,726	39,342	(3,616)
Licensing revenues	15,300	18,540	(3,240)
Foreign royalty revenues	6,100	6,338	(238)
Other revenues	815	8,802	(7,987)

Net sales and other revenues	1,059,434	1,120,761	(61,327)

Revenue from Spiegel-affiliated parties	—	37,154	(37,154)

Total revenues	$1,059,434	$1,157,915	$(98,481)
Percentage increase (decrease) in comparable store sales	(2.2)%	(1.7)%	n/a
Number of retail stores:
Open at beginning of period	304	330	n/a
Opened during the period	16	7	n/a
Closed during the period	28	33	n/a
Open at the end of the period	292	304	n/a
Number of outlet stores:
Open at beginning of period	101	103	n/a
Opened during the period	8	2	n/a
Closed during the period	1	4	n/a
Open at the end of the period	108	101	n/a

Net merchandise sales declined $46.2 million in fiscal 2005 versus fiscal 2004. The overall decline in merchandise sales from our retail stores was offset by a slight increase in merchandise sales from our outlet stores as we had a larger number of outlet stores open during fiscal 2005 versus the prior year. Merchandise sales from our retail stores declined due to fewer stores open during fiscal 2005 (292 stores at the end of fiscal 2005) versus fiscal 2004 (304 stores at the end of fiscal 2004) and a 2.2%, or $13.8 million, decline in comparable store sales. This decline was primarily due to weak customer demand experienced in the second half of fiscal 2005. Although comparable store sales increased by 3.0% and 3.7% in the first and second quarters of fiscal 2005, respectively, such comparable store sales declined by 4.3% and 7.1% in the third and fourth quarters of fiscal 2005, respectively. Non-comparable store sales, which includes sales associated with new, closed and non-comparable remodeled stores, for fiscal 2005 versus fiscal 2004 declined by $19.0 million. The decline in net merchandise sales in both our stores and direct channel were due to poor customer reaction to the significant changes in the merchandise collection which were first reflected in the August 2005 launch of the Fall/ Holiday 2005 product offering.

Shipping revenues in fiscal 2005 declined versus the prior year as a result of the decline in sales in our direct channel. Licensing royalty revenues declined versus the prior year primarily due to renegotiated lower per unit royalty rates with one of our primary licensees and a reduction in qualifying sales. Other revenue during fiscal 2004 included $8.1 million of billings under transition services agreements to Newport News and Spiegel Catalog, subsequent to their sale by Spiegel in mid-2004, for services provided by EBFS, the IT Group and Saint John. These services were no longer provided subsequent to December 2004.

Revenue from Spiegel-affiliated parties included intercompany revenues to Spiegel affiliates, primarily Newport News and Spiegel Catalog, for services provided by EBFS, the IT Group and Saint John, prior to Spiegel’s sale of these entities in mid-2004.

Cost of Goods Sold, Including Buying and Occupancy and Gross margin and gross margin %

	Combined	Predecessor
	Fiscal	Fiscal
	2005	2004	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Net Merchandise Sales	$1,001,493	$1,047,739	$(46,246)
Cost of sales, including buying and occupancy	$596,854	$604,864	$(8,010)
Gross margin	$404,639	$442,875	$(38,236)
Gross margin as a % of net merchandise sales	40.4%	42.3%	(1.9)%

Our gross margin for fiscal 2005 was $404.6 million, a decrease of $38.2 million, or 8.6%, from our fiscal 2004 gross margin of $442.9 million. As noted above in “Financial Operations Overview”, our warehousing and distribution expenses (excluding occupancy costs related to our warehouses) and shipping costs are included in selling, general and administrative expenses. As a result, our gross margin and gross margin percentages may not be comparable to those of other retailers. Our warehousing and distribution expenses reflected in selling, general and administrative expenses for fiscal 2005 and 2004 were $37.3 million and $34.4 million, respectively. Our shipping costs reflected in selling, general and administrative expenses for fiscal 2005 and 2004 were $21.6 million and $24.5 million, respectively.

The $8.0 million decline in our costs of sales during fiscal 2005 versus the prior year included an approximately $18.3 million decline in our merchandise costs, partially offset by increases of $6.5 million and $4.9 million in our occupancy costs and intangible amortization expense, respectively. The decline in our merchandise costs resulted from the decrease in our merchandise sales in fiscal 2005 compared to fiscal 2004. The $6.5 million increase in our occupancy costs included increases of approximately $8 million and $2 million related to our rent expense and leasehold improvement amortization, respectively, which were partially offset by an approximately $2 million decline in our utilities, taxes and insurance expenses. The $4.9 million of intangible amortization resulted from the intangible assets related to our customer lists and licensing agreements that we recorded in conjunction with our fresh start accounting effective July 2, 2005. There was no intangible amortization prior to that date.

Our gross margin percentage declined to 40.4% in fiscal 2005 from 42.3% in fiscal 2004. The 1.9 percentage point decline in our gross margin percentage was due primarily to increases in our occupancy costs discussed above, which resulted in a 1.3 percentage point decline in our gross margin percentage as a result of lower net merchandise sales in which to absorb our fixed store related costs. Additionally, the intangible amortization expense recorded during the second half of 2005 resulted in a 0.5 percentage point decline in our gross margin percentage versus the prior year.

Selling, general and administrative expenses

	Combined	Predecessor
	Fiscal	Fiscal
	2005	2004	Change
		(Unaudited)
	(Unaudited)
	($ in thousands)

Selling, general and administrative expenses (SG&A)	$399,350	$452,603	$(53,253)
SG&A as a % of net merchandise sales	39.9%	43.2%	(3.3)%

SG&A expenses for fiscal 2005 were $399.4 million, representing a decrease of $53.3 million, or 11.8% from the prior year. SG&A expenses as a percentage of net merchandise sales for fiscal 2005 were 39.9%, down from 43.2% in the prior year. The decrease in SG&A expenses for fiscal 2005 versus the prior year primarily resulted from lower variable costs of approximately $34.4 million related to services provided by EBFS, the IT Group and Saint John. During fiscal 2004, these entities provided services to other Spiegel-affiliated entities, primarily Newport News and Spiegel Catalog, in addition to providing services to us. Because Spiegel sold these entities during mid-2004, the variable costs associated with these services declined significantly subsequent to December 2004. We also experienced a corresponding decrease in the intercompany revenues we recorded related to these services (see further discussion above under Revenues). The decline in

SG&A expenses also included an approximate $11.7 million decrease in brand marketing expense, in response to lower sales in the second half of fiscal 2005. In addition, distribution and information services expenses declined in fiscal 2005 by approximately $9.5 million primarily as a result of lower sales, units and transactions processed in fiscal 2005. Additionally, distribution and information services expenses were reduced as a result of downsizing the operations from the multi-client structure of the Predecessor. Sales-related transportation expenses decreased by approximately $4.1 million as a result of lower direct channel sales and fewer stores open during fiscal 2005 compared to fiscal 2004. These decreases were partially offset by higher corporate standalone costs of $4.4 million, which primarily included incremental costs associated with legal fees and consulting services. Gift card breakage reduced SG&A expenses for fiscal 2005 and 2004 by $3.1 million and $2.6 million, respectively.

Impairment of indefinite-lived intangible assets

	Combined	Predecessor
	Fiscal	Fiscal
	2005	2004	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Impairment of indefinite-lived intangible assets	$40,000	—	$40,000

Our adoption of fresh start reporting effective July 2, 2005 resulted in the recording of indefinite-lived intangible asset values of $221 million and $225 million for goodwill and trademarks, respectively.

During the fourth quarter of fiscal 2005, we completed our annual impairment tests for both goodwill and trademarks in accordance with SFAS No. 142, which resulted in a pretax impairment charge totaling $40.0 million related to our trademarks, which was reflected in impairment of indefinite-lived intangible assets on our statement of operations. The fair value of our trademarks was estimated to be $185.0 million. The fair value of our trademarks was estimated using the discounted present value of estimated future cash flows, which included a long-term growth rate of 3.5% and a discount rate of 16%. As the estimated fair value of $185.0 million was less than our carrying value of $225.0 million, we recorded an impairment charge of $40.0 million during the fourth quarter of fiscal 2005. The decline in the fair value of our trademarks since July 2, 2005 was due principally to decreases in our projected revenues.

The annual impairment review of our goodwill balance as of the fourth quarter of fiscal 2005 was completed using the two-step approach prescribed in SFAS No. 142. The first step included a determination of our enterprise value using primarily a discounted cash flow model, which included a long-term growth rate of 3.5% and a discount rate of 13%. The premise of the discounted cash flow model was based upon our internal plans related to the future cash flows of our primary assets. In order to assess our fair value in its entirety, following the calculation of the discounted cash flows of our primary assets, the fair value of our interest-bearing debt was deducted and the fair values of the assets not contributing to the discounted cash flows of our primary assets, including our NOL carryforwards, were added to derive the fair value of our total net assets. Upon completion of step one of the goodwill impairment test, our estimated fair value exceeded the carrying value of our net book value and long-term debt. Accordingly, we were not required to complete step two of the goodwill impairment test.

Equity in earnings (losses) of foreign joint ventures

	Combined	Predecessor
	Fiscal	Fiscal
	2005	2004	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Equity in earnings (losses) of foreign joint ventures	$79	$3,590	$(3,511)

The decline in equity in earnings of foreign joint ventures during fiscal 2005 versus the prior year resulted primarily from lower earnings associated with our German joint venture. Our German joint venture experienced weaker retail sales in 2005 due partially to a poor apparel retail market in Germany. During 2005, the German joint venture operated nine retail stores and one outlet store in Germany, which accounted for approximately 25% of total revenue of the venture in fiscal 2005, and also operated a direct to consumer catalog business, which accounted for the remainder. Our joint venture in Japan, however, experienced strong sales growth in 2005 and the retail markets in Japan did not exhibit the similar consumer weakness referred to above.

Interest expense

	Combined	Predecessor
	Fiscal	Fiscal
	2005	2004	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Interest expense	$11,825	$316	$11,509

Interest expense increased during fiscal 2005 as a result of our $300 million senior secured term loan that we entered into upon our emergence from bankruptcy, including the impact of the interest rate swap agreement we entered into in October 2005. See further description of the interest requirements on the term loan and the interest rate swap within “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below. Additionally, interest expense for fiscal 2005 included $0.6 million of interest expense related to our revolving credit facility that was incurred during the six months ended December 31, 2005. Interest expense during fiscal 2004 represented the interest we incurred on our intercompany debt with our former parent, Spiegel.

Other income

	Combined	Predecessor
	Fiscal	Fiscal
	2005	2004	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Other income	$1,919	—	$1,919

Other income for fiscal 2005 included $0.9 million of income associated with the net accretion on the receivables and liabilities associated with our securitization interests, $0.8 million of income associated with derivative income related to our interest rate swap, and $0.2 million of interest income. We recognized no other income during fiscal 2004.

Reorganization costs and expenses, net

	Combined	Predecessor
	Fiscal	Fiscal
	2005	2004	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Lease rejections	$2,749	$(3,708)	$6,457
Professional service fees	10,705	23,373	(12,668)
Asset impairment and other, net	232	8,254	(8,022)
Severance and relocation	—	2,452	(2,452)
Interest income	—	(3,500)	3,500

	$13,686	$26,871	$(13,185)

In April 2003, we announced our intent to close 60 under-performing stores as a part of our ongoing reorganization process, which received bankruptcy court approval. We closed 59 of these stores as of January 3, 2004 and the remaining store was closed in the fourth quarter of fiscal 2004. In December 2003, we announced our intent to close an additional 29 under-performing stores as a part of our ongoing reorganization process, which received bankruptcy court approval. We closed these stores during the first quarter of fiscal 2004. The lease rejection costs for fiscal 2005 primarily represented the rejected leases from these store closings. The lease rejection income in fiscal 2004 was due to lease termination agreements and mitigation of lease related claims.

Professional service fees consisted primarily of financial, legal, real estate and other consulting services directly associated with the reorganization process that were incurred by Spiegel and charged to us.

The closure of retail and outlet stores described above, as well as other facilities, resulted in the write off of approximately $0.2 million during fiscal 2005 and $2.0 million in assets in fiscal 2004, respectively, primarily related to leasehold improvements that had no future benefit. We also abandoned certain capital projects due to capital expenditure restrictions, which led to the write-off of approximately $3.3 million in assets in fiscal 2004. In 2003, we recorded a write off of approximately $11.6 million related to our decision to sell a distribution facility. The facility was sold in April 2004, and we recorded an additional loss of $0.5 million. On August 3, 2004, the bankruptcy court approved the sale of our three corporate headquarters office buildings for a total price of $38 million representing a loss on the sale of $2.9 million.

Other, net items in fiscal 2004 include miscellaneous claims settlements in our favor.

We recorded severance costs of $2.5 million in fiscal 2004 associated with the termination of employees at various locations due to either the closure of locations or the overall reduction in workforce.

Interest income in fiscal 2004 is attributable to the accumulation of cash and short-term investments subsequent to the Chapter 11 filing.

Income tax expense

	Combined	Predecessor
	Fiscal	Fiscal
	2005	2004	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Income tax expense	$65,047	$36,080	$28,967
Effective tax rate	60.6%	47.0%	n/a

Our combined fiscal 2005 effective tax rate of 60.6% was higher than our U.S. Federal statutory tax rate of 35% primarily due to an increase in our valuation allowance requirements, state income taxes, the higher effective tax rate that we incur on our income generated in Canada, non-income related tax expense associated with the accretion on the securitization interest liability and non-deductible reorganization expenses. During the fourth quarter of fiscal 2005, we revised our long range forecast which resulted in a decrease in our estimated taxable income in future years and an increase in the estimated amount of NOLs that may expire and go unused after considering the applicable IRS limitations. These changes resulted in a net $15.3 million increase in our valuation allowance requirement during fiscal 2005. Our effective tax rate for fiscal 2004 of 47.0% was higher than our U.S. statutory tax rate primarily due to non-deductible reorganization expenses, state income taxes and the higher effective tax rate that we incur on our income generated in Canada.

Liquidity and Capital Resources

Cash Flow Analysis

Fiscal 2006, Fiscal 2005 and Fiscal 2004

	Successor	Combined	Predecessor
	Fiscal	Fiscal	Fiscal
	2006	2005	2004
	(Unaudited)
	($ in thousands)

Cash flow data:
Net cash provided by operating activities	$50,424	$37,767	$94,188
Net cash (used in) provided by investing activities	$(45,452)	$(39,179)	$40,685
Net cash provided by (used in) financing activities	$(26,107)	$68,319	$(133,880)

Net cash provided by operating activities

Net cash provided by operating activities for fiscal 2006 totaled $50.4 million, compared to $37.8 million for fiscal 2005 and $94.2 million for fiscal 2004. Cash generated from our operations when excluding non-cash expenses (i.e., depreciation and amortization, non-cash reorganization expenses, losses and impairments of property and equipment, equity in earnings (losses) of joint ventures and deferred income taxes) totaled $35.4 million for fiscal 2006, $33.6 million for fiscal 2005 and $97.8 million for fiscal 2004. The significant decline in fiscal 2005 from fiscal 2004 resulted primarily from reductions in our operating income and higher expenses.

Changes in our operating assets and liabilities in 2006 resulted in positive cash from working capital of $14.5 million versus negative cash from working capital of $12.8 million and $3.9 million in fiscal 2005 and 2004, respectively. The cash generated from our working capital of $14.5 million for fiscal 2006 resulted primarily from the $11.5 million of net cash received related to our receivables and liabilities from securitization interests and $10.9 million of cash generated related to our deferred rent obligations primarily resulting from cash received during fiscal 2006 related to construction allowances, which were partially offset by $11.6 million of higher inventory levels at the end of fiscal 2006 versus fiscal 2005. Our $12.8 million use of cash related to our working capital during fiscal 2005 resulted primarily from the settlement of our liabilities subject to compromise of $17.4 million in conjunction with our emergence from bankruptcy, which was partially offset by an increase of $7.5 million in our accounts payable balances as of the end of fiscal 2005 versus the prior year end due to the timing of payments. The use of cash related to our working capital of $3.9 million for fiscal 2004 resulted primarily from an $8.4 million use of cash related to higher inventory levels driven by increased levels of inventory in-transit at the end of fiscal 2004. These uses of cash related to our working capital were partially offset by increases of $6.8 million related to accounts payable balances due to the timing of payments and levels of inventory purchases as of year-end and a $4.0 million reduction in prepaid expenses, primarily related to prepaid rents and retail production costs.

Cash generated from discontinued operations was $0.5 million in fiscal 2006, $17.0 million in fiscal 2005 and $0.3 million in fiscal 2004.

Net cash (used in) provided by investing activities

Net cash used in investing activities for fiscal 2006 totaled $45.5 million compared to $39.2 million for fiscal 2005. Net cash provided by investing activities for fiscal 2004 totaled $40.7 million. Our net cash used in investing activities for fiscal 2006 primarily included $45.8 million of capital expenditures related to new store openings and store remodels and capital expenditures related to our IT systems and corporate facilities. Our net cash used in investing activities for fiscal 2005 primarily included $38.9 million of capital expenditures related to our continuing operations, including $30.2 million during the six months ended December 31, 2005. The increase in capital expenditures during the second half of 2005 resulted from new store openings during the second half of 2005 as well as capital expenditures to convert prior Eddie Bauer Home store locations to Eddie Bauer retail store space. Net cash provided by investing activities for 2004 included $36.4 million of proceeds on the sale of our headquarters facilities and $18.9 million of proceeds from the sale of one of our distribution facilities. The sale of both of these facilities was in accordance with the Plan of Reorganization. Partially offsetting the cash generated by the sale of these facilities during fiscal 2004 was $13.9 million of cash used for capital expenditures related to our continuing operations and $0.7 million related to our discontinued operations.

Net cash provided by (used in) financing activities

Net cash used in financing activities for fiscal 2006 totaled $26.1 million, which included $24.0 of payments under our senior term loan. Net cash provided by financing activities for fiscal 2005 totaled $68.3 million and included $65.7 million of a net decrease in the receivable due from Spiegel during the six months ended July 2, 2005 and a net increase in our bank overdrafts totaling $4.2 million. The decrease in the receivable due from Spiegel was primarily due to the Predecessor’s income tax expense associated with the gain on the discharge of liabilities related to the emergence from bankruptcy and application of fresh-start reporting. The income tax expense related to this gain was not actually paid or due to be paid. Partially offsetting these sources of cash during 2005 were $1.5 million of repayments of our term loan and $0.2 million of treasury stock repurchased. Net cash used by financing activities for fiscal 2004 totaled $133.9 million and primarily included $133.0 million of cash we paid for the repayment of borrowings to our former parent, Spiegel.

Sources of Liquidity

As of December 30, 2006, we had cash balances of $53.2 million. Our primary source of cash is the cash generated from our operations and borrowings under our revolving credit facility. However, our ability to fund our capital requirements will be greatly reduced if we are no longer in compliance with the covenants under our term loan and cannot amend or obtain waivers to any covenants we violate or refinance the term loan with a new agreement containing less restrictive covenants. In addition, if sales and operating cash flow do not improve from the disappointing levels we experienced during the second half of 2005 and the first three quarters of 2006, we may not have sufficient capital resources to fund our operating plan. If we are unsuccessful in improving operating cash flow or if operating cash flow further deteriorates, we would need to seek additional sources of liquidity through the sale of assets, the assumption of additional debt or the issuance of equity. There can be no assurance that we would be successful in borrowing additional funds at reasonable rates of interest or issuing equity at a favorable valuation. We may from time to time consider these or other various financing alternatives in any event. The covenant relief we obtained as a result of the April 2006 amendment discussed below will expire after the first quarter of 2007, resulting in the reestablishment of the original terms related to the financial covenants. As a result, we anticipate that we will not meet certain of these financial covenants during 2007, possibly as early as the first quarter of 2007. Accordingly, we are in active discussions to refinance our existing senior secured term loan, which we anticipate will be completed in April 2007. See further discussion of the anticipated new financing transaction below. In connection with the refinancing of our term loan, we will also request an amendment to our revolving credit facility.

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

Advances under the revolving credit facility may not exceed a borrowing base equal to various percentages of Eddie Bauer, Inc.’s eligible accounts receivable balances and eligible inventory, less specified reserves. The revolving credit facility is secured by a first lien on Eddie Bauer, Inc.’s inventory and certain accounts receivable balances and by a second lien on all of its other assets other than the Groveport, Ohio facility. The revolving credit facility is guaranteed by Eddie Bauer and certain of its subsidiaries. Our availability under the revolving credit facility was $100.9 million as of December 30, 2006. As of December 30, 2006, we had $12.5 million of letters of credit outstanding and no amounts had been drawn under the revolving credit facility.

Borrowings under the revolving credit facility bear interest at:

•	LIBOR plus 1.25% if the average aggregate outstanding (based upon the preceding calendar month) is less than $75 million; or

•	LIBOR plus 1.50% if the average aggregate outstanding is greater than or equal to $75 million.

The weighted average interest rate we paid on the outstanding revolving credit facility for fiscal 2006 was 7.2%. In addition, we are required to pay an unused commitment fee of 0.25% per annum on the unused amount, plus a letter of credit fee. The revolving credit facility is scheduled to terminate on June 21, 2010.

The agreement requires that at any time the availability under the agreement is less than 10% of the maximum revolver available, we are required to maintain a consolidated fixed charge coverage ratio (as defined therein) of at least 1.25:1.00. The agreement also limits our capital expenditures to $60 million in 2007 and 2008, and $70 million in 2009 and 2010. Finally, there are additional covenants that restrict us from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in our capital stock; from entering into certain guarantees; from incurring debt and liens subject to limits specified within the agreement; and other customary covenants. In April 2006, we obtained waivers from the lenders for certain defaults and events of default under the revolving credit facility relating primarily to previously due financial and business reports and, in connection with name changes of two subsidiaries, the perfection of security interests in collateral and notice requirements. As of December 30, 2006, our most recent quarterly compliance reporting date, we were in compliance with the covenants under the facility.

Senior Secured Term Loan

On June 21, 2005, Eddie Bauer, Inc. entered into a $300 million senior secured term loan agreement with various lenders, with JPMorgan Chase, N.A. as administrative agent. In accordance with the term loan agreement, we are required to repay $0.75 million on a quarterly basis from September 30, 2005 through March 31, 2011, with the remaining balance due upon maturity of the loan on June 21, 2011. As of December 30, 2006, $274.5 million was outstanding under the term loan. The term loan is secured by a first lien on certain of our real estate assets and trademarks and by a second lien on all of our other assets.

In April 2006, in view of our expectation that we would not meet certain financial covenants contained in the term loan agreement, and to provide us with additional flexibility to pursue our turnaround strategy, we and the lenders amended certain provisions of the term loan relating primarily to financial covenant ratios and operational covenants (including capital expenditures, permitted collateral sales and store openings/closings). In connection with the term loan amendment, we obtained waivers from the lenders for certain defaults and events of default under the term loan relating primarily to previously due financial and business reports and, in connection with name changes of two subsidiaries, the perfection of security interests in collateral and notice requirements. As a result of the term loan amendment, our interest rates were increased by 1.50% per annum over what the prior agreement required, which rates will be reduced by 0.50% when the term loan balance is reduced below $225 million as a result of asset sales or voluntary prepayments from operating cash flow. The following description gives effect to this amendment.

The term loan agreement includes mandatory prepayment provisions, including a requirement that 50% (reduced to 25% if our consolidated leverage ratio on the last day of the relevant fiscal year is not greater than 1.75 to 1.00) of any excess cash flows, as defined in the agreement and measured on an annual basis beginning December 31, 2005, be applied to repayment of the loan. The amounts of such excess cash flows for the fiscal years ended December 30, 2006 and December 31, 2005 were $5.0 million and $21.0 million, respectively. Payment of the $21.0 million of excess cash flow as of December 31, 2005 was made on April 7, 2006. In the event we prepay the term loan with proceeds of a new loan prior to March 31, 2007, we are required under the term loan agreement, as amended, to pay a prepayment premium equal to 1% of the principal amount of such prepayment.

In accordance with the amended term loan agreement, interest on the loan is calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.50% to 3.25% in the case of base rate loans, or LIBOR plus 3.50% to 4.25% in the case of Eurodollar loans, based upon our corporate credit rating issued from time-to-time by Moody’s and Standard & Poor’s, provided that interest on the loan will be increased by 0.50% until the date that the aggregate principal amount of the loans outstanding is less than $225 million as a result of asset sales or voluntary prepayments from operating cash flow. On December 30, 2006, our interest rate under the amended term loan included a LIBOR rate of 5.35% plus a margin of 4.25%, for a total interest rate of 9.6%. Interest is payable quarterly on the last day of each March, June, September and December for base rate loans; and for Eurodollar loans having an interest period of three months or less, the last day of such interest period, or for Eurodollar loans having an interest period of longer than three months, each day that is three months after the first day of such interest period. The agreement required that we entered into interest rate swap agreements such that at least 50% of the aggregate principal amount of the outstanding loan is subject to either a fixed interest rate or interest rate protection for a period of not less than three years. See below for a discussion of the interest rate swap agreement we entered into in October 2005.

The financial covenants under the amended term loan include:

Our consolidated leverage ratio (as defined therein) calculated on a trailing 12-month basis must be less than:

•	5.25 to 1.00 for the fiscal quarter ending December 31, 2006;

•	4.00 to 1.00 for the fiscal quarter ending March 31, 2007;

•	2.50 to 1.00 for the next three fiscal quarters; and

•	thereafter being reduced on a graduated basis to 1.50 to 1.00 at March 31, 2009.

In addition, our consolidated fixed charge coverage ratio (as defined therein) calculated on a trailing 12-month basis must be greater than:

•	0.95 to 1.00 for the fiscal quarter ending December 31, 2006;

•	0.975 to 1.00 for the fiscal quarter ending March 31, 2007; and

•	thereafter increasing to 1.50 to 1.00 for the quarters ending June 30, 2007 through June 30, 2011.

In addition to the financial covenants, the agreement limits our capital expenditures (net of landlord contributions) to $36 million in 2006, $45 million in 2007, $60 million in 2008, and $70 million in each of 2009, 2010 and 2011. Finally, there are additional covenants that restrict us from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in our capital stock; from entering into certain guarantees; from incurring debt and liens subject to limits specified within the agreement; and other customary covenants. As of December 30, 2006, our most recent quarterly compliance reporting date, we were in compliance with the covenants under the amended term loan agreement. If our business fails to improve or deteriorates, we may not be able to comply with the financial covenants in the future. Additionally, the covenant relief we obtained as a result of the April 2006 amendment discussed above will expire after the first quarter of 2007 resulting in the reestablishment of the original terms related to the financial covenants.

As mentioned above, we are currently in active discussions to refinance our existing term loan, as a result of our expectation that we will not meet certain loan covenants during 2007, possibly as early as the first quarter of 2007. We are working with our financial advisors and potential lenders on a refinancing package that would include a new term loan and junior capital. We expect to complete the financing transaction in April 2007. Proceeds from the new financing transaction would be utilized to pay-off our existing senior secured term loan. We anticipate that the financing transaction will include an approximately $225 million senior secured term loan facility and approximately $75 million of convertible notes. Our financial advisors have advised us that reactions to date from potential lenders in the senior secured term loan refinancing transaction have been positive, and we expect to begin pricing the convertible notes during the week of March 26, 2007.

We expect the senior secured term loan, when and if finalized, will include the following terms and conditions:

•	Secured on a first priority basis by our intellectual property, certain owned real estate and the stock of the company and its subsidiaries. The senior secured term loan will have a second priority lien on the collateral that currently secures our existing revolving credit facility.

•	Interest will be payable semi-annually at a variable rate based upon LIBOR plus a stated number of basis points.

•	Principal payments due quarterly at a rate of 1% per year, with the remainder due on the seventh anniversary date.

•	Mandatory prepayment provisions, including: (i) 50% of excess cash flow, with step-downs to 25% and 0% based upon certain leverage ratios, (ii) 100% of net proceeds from asset sales, and (iii) 100% of net proceeds from debt issuances, other than proceeds from our existing revolving credit facility.

•	Financial covenants, including but not limited to, (i) a maximum senior secured leverage ratio, (ii) a minimum fixed charge coverage ratio, and (iii) a maximum amount of annual capital expenditures.

We expect the convertible notes, when and if finalized, will include the following terms and conditions:

•	Maturity date on the seventh year anniversary of issuance.

•	The notes will be general, unsecured obligations ranking equally in right of payment with existing and future senior unsecured indebtedness and senior in right of payment to any subordinated indebtedness.

•	The notes will be guaranteed by certain of our subsidiaries on a senior unsecured basis.

•	Interest will be payable semi-annually at a fixed rate of interest per year.

•	Holders may convert their notes under certain circumstances, including but not limited to, (i) conversion features based upon our common stock price or the convertible note’s price reaching a certain level for a stated period of time and (ii) following certain corporate transactions that occur prior to the convertible note’s scheduled maturity.

Although we anticipate completing the above described financing transaction in April 2007, there can be no assurances that we will complete the financing transaction or complete it as described above or that we will be able to amend our revolving credit facility. If we are not successful in obtaining new financing and paying off of our existing term loan, upon default of the financial covenants, the payment of our existing senior secured term loan could be demanded immediately by the lenders. In addition, an event of default would occur under our revolving credit facility and amounts thereunder could also become due and payable. If such demands were made, we currently have insufficient cash to pay in full our outstanding balance under the term loan.

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

Upon entering into the interest rate swap agreement, we did not contemporaneously designate the interest rate swap as a cash flow hedge of 50% of our senior term loan. The fair value of the interest rate swap was determined to be $0.8 million as of December 31, 2005 and was recorded in other assets on the consolidated balance sheet with the offset to other income in our statement of operations for the six months ended December 31, 2005. The fair value of the interest rate swap was estimated based upon the present value of the future cash flows of the interest rate swap.

We reassessed our hedging strategy and in accordance with SFAS 133, we designated the interest rate swap as a cash flow hedge of 50% of our senior secured term loan effective January 1, 2006. No portion of the interest rate swap was excluded from the assessment of the hedge’s effectiveness. Because all critical terms of the derivative hedging instrument and the hedged forecasted transaction were not identical, the interest rate swap does not qualify for the “shortcut method” as defined in SFAS No. 133. On a quarterly basis, we assess and measure the effectiveness of the cash flow hedge using the hypothetical derivative method. In performing our assessment, as of December 30, 2006, the fair value of the interest rate swap was estimated to be $1.7 million and changes in cash flows of the actual derivative hedging instrument were within 80 to 125 percent of the opposite change in the cash flows of the hypothetical derivative instrument and therefore we concluded that the hedge was highly effective. Accordingly, we recorded the effective portion of the cash flow hedge, which totaled $0.9 million as of December 30, 2006 within other comprehensive income on our balance sheet. No amount of the cash flow hedge was determined to be ineffective.

Financial Condition

At December 30, 2006 Compared to December 31, 2005

Our total assets were $855.9 million as of December 30, 2006, down $297.3 million, or 25.8% from December 31, 2005. Current assets as of December 30, 2006 were $308.6 million, down $30.2 million from $338.8 million as of December 31, 2005. The decline in our current assets was driven primarily by a $21.0 million decrease in our cash and cash equivalents (see further discussion above under “Liquidity and Capital Resources — Cash Flow Analysis”) and a $16.9 million decrease in our financing receivables related to securitization interests. These decreases were partially offset by an $11.5 million increase in our inventory levels as of December 30, 2006 versus the prior year end. In total, our financing receivables related to our securitization interests (both current and non-current) decreased $93.4 million, which included cash collections of $115.6 million, partially offset by $17.9 million of accretion income during fiscal 2006 and the $4.4 million fair value adjustment we recorded during the fourth quarter of 2006 (see further discussion in Note 9 of our audited financial statements).

Non-current assets as of December 30, 2006 were $547.3 million, down $267.2 million from $814.5 million as of December 31, 2005. The decline in our non-current assets was driven primarily by the $105.7 million decrease in our goodwill balance resulting from the goodwill impairment charge we recorded during the third quarter of 2006; the $76.4 million reduction in our non-current receivables related to our securitization interests (discussed above); as well as the $72.2 million decline in our non-current deferred tax assets resulting primarily from the increases in our tax valuation allowance recorded during fiscal 2006. Additionally, our property and equipment and other intangibles assets decreased from the prior year end as a result depreciation and amortization expenses recorded during fiscal 2006.

Our total liabilities were $509.3 million as of December 30, 2006, down $98.9 million, or 16.3%, from December 31, 2005. Current liabilities as of December 30, 2006 were $203.6 million, down $27.9 million from $231.5 million as of December 31, 2005. The decline in our current liabilities was driven by a $15.2 million decrease in our current liabilities related to our securitization note and a $16.0 million decline in the current portion of our long-term debt. These decreases were partially offset by a $4.5 million increase in our accounts payable balance. Our total liabilities (current and non-current) related to our securitization note decreased $84.0 million which included cash payments of $104.0 million, partially offset by $16.1 million of accretion expense during fiscal 2006 and the $3.9 million fair value adjustment we recorded during the fourth quarter of 2006 (see further discussion in Note 9 of our audited financial statements). The current portion of our long-term debt totaled $8.0 million and $24.0 million as of December 30, 2006 and December 31, 2005, respectively. The decline in the current portion of our long-term debt resulted from the decline in the excess cash flow required to be repaid at the end of each year, which totaled $5.0 million and $21.0 million as of December 30, 2006 and December 31, 2005, respectively.

Non-current liabilities as of December 30, 2006 were $305.7 million, down $71.1 million from $376.8 million as of December 31, 2005. The decrease in our non-current liabilities resulted primarily from the $68.8 million decrease in our non-current liabilities related to our securitization interests discussed above.

Our stockholders’ equity as of December 30, 2006 totaled $346.6 million, down $198.4 million from December 31, 2005, driven primarily by our net loss recorded for fiscal 2006.

Cash Requirements

Our primary cash requirements for fiscal 2007 are to fund growth in working capital to support anticipated merchandise sales increases; capital expenditures to open new stores and refurbish existing stores; upgrade and maintain our distribution center and information technology systems and to relocate our corporate headquarters; and to make interest and principal payments on our debt. We anticipate that our capital expenditures for 2007 will be approximately $62 million, of which approximately 64% relates to opening and remodeling of stores in accordance with our plans to realign our stores. Approximately $20 million of the capital expenditures will be funded by our landlords, resulting in net capital expenditures of approximately $42 million.

Our liquidity levels and the need to fund our cash requirements through the use of our revolving credit facility will be driven by our net sales and profitability levels, changes in our working capital, the timing of our capital expenditures and by higher interest payments as a result of the amendment to our term loan that we executed in April 2006 as discussed above. Cash generated from our net sales and profitability, and somewhat to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a disproportionate amount of net merchandise sales and operating cash flows occurring in the fourth fiscal quarter of each year. Additionally, cash generated from our net sales and profitability are impacted by the levels of and timing of mark-downs that we take in order to drive sales. Seasonality also impacts the levels of our working capital, in that we typically experience higher levels of net accounts receivables and sales driven accrued expenses, such as sales and use taxes, sales allowances, and deferred revenues during the fourth quarter of each year. Conversely, we typically experience a decline in both our net accounts receivable and sales driven accrued expenses during the first and second quarters of each year. Additionally, we normally increase our inventory levels during the third quarter in anticipation of higher sales during the third and fourth quarters.

We do not anticipate significant cash requirements for U.S. Federal income tax payments during 2007 due to existing, unutilized NOL carryforwards we assumed when Spiegel transferred ownership of its subsidiaries, FSAC and SAC, to us. We do not anticipate paying any dividends on our common stock in the foreseeable future. In addition, covenants in our term loan agreement and revolving credit facility restrict our ability to pay dividends and may prohibit certain other payments.

Contractual Obligations

Contractual Obligations	Payments Due by Period
as of December 30, 2006		Less Than			After
(unless otherwise noted)	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in thousands)

Long-term debt obligations(1)	$274,500	$8,000	$6,000	$260,500	$—
Interest on long-term debt(2)	$96,902	$24,397	$44,888	$27,617	$—
Operating lease obligations(3)	$424,584	$69,233	$118,844	$86,823	$149,684
Purchase obligations(4)	$161,580	$161,580	$—	$—	$—
Other contractual obligations(5)	$10,423	$7,801	$2,484	$138	$—

Total	$967,989	$271,011	$172,216	$375,078	$149,684

(1)	Includes payments due under our existing senior term loan agreement including excess cash flows required to be repaid as of December 30, 2006, but excluding any mandatory prepayment provisions subsequent to December 30, 2006 discussed above under “— Sources of Liquidity — Senior Secured Term Loan.” See further discussion above related to the financing transaction we anticipate closing in April 2007, which will impact the amounts and timing of principal payments required related to our long-term debt obligations.

(2)	Represents interest due under our term loan agreement discussed above under “— Sources of Liquidity — Senior Secured Term Loan,” taking into consideration the increase in our interest rate margin as a result of the term loan amendment we executed in April 2006. Interest due also includes the impact of the interest rate swap agreement we entered into in October 2005. Interest payments include the assumption of 50% of the outstanding loan at a fixed rate of 7.415% and 50% of the outstanding loan using implied forward LIBOR rates based upon Eurodollar futures rates. See “— Sources of Liquidity — Interest Rate Swap Agreement” above. See further discussion above related to the financing transaction we anticipate closing in April 2007, which will impact the amounts and timing of interest payments required related to our long-term debt obligations.

(3)	Includes future minimum lease payments under non-cancelable operating leases for retail stores, corporate headquarters, call center and distribution facilities. Amounts do not include costs for maintenance, common areas or real estate taxes.

(4)	Includes open purchase orders with vendors for merchandise not yet received or recorded on our balance sheet.

(5)	Includes facility-related contracts, such as utility and telecommunication services; information technology contracts; printing services; and other miscellaneous business agreements.

In addition to the above contractual obligations, we had $12.5 million of letters of credit outstanding as of December 30, 2006. See further discussion of our letters of credit under “Off-Balance Sheet Arrangements” below.

Other Contractual Obligations

Merger Termination Fee

As discussed above, we entered into a merger agreement with Eddie B Holding Corp., a company owned by affiliates of Sun Capital Partners, Inc. and Golden Gate Capital. At a special meeting of our stockholders on February 8, 2007 to vote on the transaction, an insufficient number of shares were voted in favor of approving our proposed sale. We terminated the merger agreement on February 8, 2007. In accordance with the terms of the merger agreement, we were obligated to reimburse Sun Capital Partners, Inc. and Golden Gate Capital up to $5 million for certain expenses incurred related to the transaction. On February 26, 2007, we paid $5 million to Sun Capital Partners, Inc. and Golden Gate Capital for reimbursement of their expenses.

CEO Resignation — Severance Payments

On February 9, 2007, we announced that Fabian Mansson resigned from his position as Chief Executive Officer and President of the Company and as a member of the Board of Directors of the Company effective February 9, 2007. We also announced that Howard Gross will serve as Interim Chief Executive Officer of the Company commencing February 9, 2007. Mr. Mansson and the Company have entered into a summary of terms which provides for payments of the amounts that Mr. Mansson is entitled to receive pursuant to the terms of his pre-existing employment agreement entered into in 2005, including the following: (a) accrued but unpaid compensation attributable to earned salary and salary that would have been earned for periods through May 9, 2007, unused earned vacation days and vacation days that would have been earned through May 9, 2007, and any other compensation that has been or would be earned or accrued under any bonus or other benefits plan to May 9, 2007, (b) continued payment of Mr. Mansson’s annual base salary ($980,000) through May 9, 2009, (c) continued participation in life insurance, group health and all other employee welfare benefit plans through May 9, 2009 (or such earlier time as Mr. Mansson obtains equivalent coverages and benefits from a subsequent employer), (d) bonus payments of $980,000 for each of 2007 and 2008 and $346,400 for 2009, (e) full accelerated vesting of all stock options and restricted stock units granted to Mr. Mansson, with such stock options to remain exercisable for the duration for their ten year term, (f) reimbursement of outplacement services, in an amount up to $35,000, and (g) reimbursement of expenses related to Mr. Mansson’s relocation to Sweden, reimbursement of certain expenses related to the sale of his current principal residence in the United States (up to 6% of the sales price of such residence), and reimbursement of closing costs relating to the purchase of a new residence in Sweden (up to 3%), plus a tax-gross-up payment. The Company and Mr. Mansson have agreed that the first six months of base salary payments will be paid in a lump sum on August 10, 2007, in compliance with IRC Section 409A. The confidentiality, non-solicitation and non-competition provisions in Mr. Mansson’s pre-existing employment agreement will remain in full force and effect. In the event that there is a “Change of Control” (as defined in Mr. Mansson’s employment agreement) with respect to the Company within nine months after February 9, 2007, Mr. Mansson is entitled to receive (a) his annual base salary for an additional year, (b) continued participation in life insurance, group health and all other employee welfare benefit plans through May 9, 2010 (or such earlier time as Mr. Mansson obtains equivalent coverages and benefits from a subsequent employer), (c) an additional bonus payment of $980,000, and (d) an additional $15,000 on the limit of his reimbursable outplacement services.

Promissory Note

In conjunction with its emergence from bankruptcy, ownership of FSAC and SAC was transferred to Eddie Bauer. FSAC and SAC are special-purpose entities created by Spiegel in prior years to accomplish securitizations of certain credit card receivable portfolios and were not parties to the Chapter 11 bankruptcy filing. As of the date of fresh start accounting, FSAC and SAC each owned a securitization interest (“Securitization Interests”) in subordinated amounts that might arise from post-emergence recoveries in certain pre-petition securitization transactions to which Spiegel and its subsidiaries were a party. In addition, in connection with its emergence from bankruptcy proceedings, Eddie Bauer issued a non-recourse promissory obligation to a liquidating trust (the “Promissory Note”) established for the benefit of the creditors of Spiegel (the “Creditor Trust”) pursuant to which Eddie Bauer is obligated to pay to the Creditor Trust 90% of any proceeds received by FSAC and SAC in respect of these Securitization Interests. This Promissory Note is payable only from the proceeds (if any) received by Eddie Bauer in respect of the Securitization Interests.

Fair value of the FSAC receivables as of our fresh start reporting date was determined using the actual amounts received in December 2005 of $19.9 million, of which 90% was paid to the Creditor’s Trust. The majority of these proceeds arose from the required liquidation of the remaining FSAC receivables at that time. The December 2005 payment represented the final payout of the securitization interest and therefore no additional proceeds have been received subsequent to December 2005.

Pursuant to a settlement agreement with MBIA Insurance Corporation (a guarantor of payments of the Spiegel Credit Card Master Note Trust, the “Note Trust”), SAC assigned to the MBIA Settlement Trust (the “Settlement Trust”) any rights that SAC had in its seller’s interest, collateral or other interest in the Note Trust as of the effective date. Accordingly, SAC is entitled to receive any residual amount from the Settlement Trust only once the original note holders are paid and certain MBIA expenses and other claims are satisfied. Neither Eddie Bauer nor SAC control, manage or otherwise exert any influence over the operation, financial policies or performance of either the Note Trust or the Settlement Trust. In addition, neither Eddie Bauer nor SAC guarantee or are otherwise committed to assure any performance or financial result of the Note Trust or the Settlement Trust. FSAC is not a party to the Note Trust or Settlement Trust.

As of our fresh start reporting date, the fair values of the SAC securitization interest of $130.6 million was determined with the assistance of a valuation specialist by estimating the discounted cash flows expected to be received by SAC. A discount rate of 30% was used, which included a 13% discount rate used to calculate the present value of the estimated collections and a 17% discount was applied to reflect uncertainties associated with risk of collection.

During the third quarter of 2006, $74.1 million in cash was received related to the outstanding receivables under the SAC securitization interests. In accordance with the terms of the non-recourse promissory obligation established for the benefit of the creditors of Spiegel, 90% of the cash proceeds, which totaled $66.7 million, were paid to the Creditor Trust during the third quarter. As a result of the cash received, the obligations to the original note holders within the Settlement Trust were settled and certain of the related expenses of MBIA were paid from a portion of the cash proceeds received during the third quarter. The Settlement Trust was not terminated as of September 30, 2006 since not all of the related expenses were paid. The Settlement Trust was terminated during December 2006.

Upon the termination of the Settlement Trust, SAC became the sole beneficial owner of the receivables held under the Note Trust and as a result, SAC has a unilateral right to terminate the Note Trust. Accordingly, effective December 2006, consistent with SFAS 140, the Note Trust is no longer accounted for as a qualifying special purpose entity. In conjunction with the termination of the Settlement Trust, the outstanding receivables and related liabilities under the Promissory Note were revalued to their fair values of $46.0 million and $41.4 million, respectively. Additionally, we reclassified the remaining outstanding receivables to financing receivables on our consolidated balance sheet as of December 30, 2006. During the fourth quarter of 2006, we received $41.5 million in cash of which 90%, which totaled $37.3 million, was paid to the Creditor Trust.

Insurance and Self-insurance

We use a combination of insurance and self-insurance to cover a number of risks, including worker’s compensation, general liability, property and automobile liability and employee-related health care benefits, a portion of which is reimbursed by the employee. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. We believe that we have taken reasonable steps to ensure that we are adequately accrued for costs incurred related to these programs at December 30, 2006.

Pension and Other Post-retirement Benefit Obligations

As established in the Plan of Reorganization, we assumed the Spiegel pension and other post-retirement plans as of the effective date of our emergence from bankruptcy. Prior to our emergence from bankruptcy, our employees participated in these plans and our combined financial statements reflected the expense (benefit) and liabilities associated with the portion of these plans related only to our employees. Accordingly, the liabilities associated with these plans, in addition to those liabilities related to our employees that were already reflected on our combined balance sheet, have been reflected in our consolidated balance sheet as of and subsequent to July 2, 2005, our fresh start reporting date. Our funding obligations and liabilities under the terms of the plans are determined using certain actuarial assumptions, including a discount rate and an expected long-term rate of return on plan assets. These assumptions are reviewed and updated annually at the end of each third quarter, which is the period in which we have elected to use as our annual measurement date.

Effective December 30, 2006, we adopted SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“SFAS 158”). SFAS 158 requires companies to (i) recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur via reporting them within other comprehensive income. SFAS 158 does not change the amounts recognized in the statement of operations as net periodic benefit cost. SFAS 158, with the exception of the new measurement date requirement, is effective for fiscal year ends ending after December 15, 2006. The new measurement date requirement will be effective for fiscal years ending after December 15, 2008.

We assumed a discount rate of 5.75% for our pension obligation and 5.78% for our other post-retirement obligations, as of the September 30, 2006 measurement date based upon an analysis of the Moody’s AA corporate bond rate.

Our expected long-term rate of return on plan assets assumption for our pension plan was derived from a study conducted by our actuaries and investment managers. The study included a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based upon the most recent study, we have assumed a long-term return of 8.5% related to our pension assets as of the September 30, 2006 measurement date.

As of September 30, 2006, our most recent measurement date, our estimated unfunded pension obligation was approximately $7.6 million and our estimated unfunded obligation related to the assumed post-retirement benefit plans was $8.4 million. Our contributions to the pension and post-retirement plans, including all employees covered by the plans, are estimated to total $2.3 million and $0.7 million, respectively, for fiscal 2007.

During 2006, the Pension Protection Act of 2006 was enacted. We do not believe that this regulation will have a material impact on the funding obligations with respect to our pension and other benefit plans.

Off-Balance Sheet Arrangements

As of December 30, 2006, we had $12.5 million in outstanding letters of credit. We had no other off-balance sheet financing arrangements as of December 30, 2006. Letters of credit, primarily merchandise vendor letters of credit, are important to our operations because they allow us to have payment on our behalf guaranteed by a bank which then pays the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. We subsequently record the payable to the vendor on our balance sheet at the time of merchandise title transfer. Additionally, we use stand-by letters of credit to support our worker’s compensation insurance and import customs bond programs. We are not aware of any material risks to the availability of our letters of credit.

Seasonality

Historically, our operations have been seasonal, with a disproportionate amount of net merchandise sales occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season. During fiscal 2006, the fourth fiscal quarter accounted for approximately 38% of our net merchandise sales. As a result of this seasonality, any factors negatively affecting us during the fourth fiscal quarter of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. The impact of seasonality on results of operations is more pronounced since the level of certain fixed costs, such as occupancy and overhead expenses, do not vary with sales. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net merchandise sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions. Accordingly, results for individual quarters are not necessarily indicative of the results to be expected for the entire fiscal year.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the periods reported. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

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

We have discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors and the Audit Committee has reviewed our disclosure related to them, as presented below.

The following represents the nature of and rationale for our critical accounting estimates.

Revenue recognition

Nature of Critical Estimate

Merchandise sales.  We recognize revenues and the related costs of sales related to our store sales at the time of sale when the customer pays for the merchandise. For sales in our direct channels, including our catalog sales and sales through our Internet sites, revenue and the related costs of sales are recognized when the product is estimated to be received by the customer.

Sales returns.  We are required to make estimates of future sales returns related to current period sales.

Licensing revenues.  We have licensing arrangements with various consumer product manufacturers and other retailers. In certain cases, our licensing revenues are based upon the net sales of the licensed products and therefore we are reliant on the licensee to provide us with their net sales. At times, the net sales information for the licensed products is not available to us prior to the issuance of our financial statements. In these cases, we are required to make an estimate of our licensing revenues.

Assumptions/Approach Used

Merchandise sales.  In order to properly state our revenues and related costs of sales related to sales in our direct channels, we defer revenue and costs of sales of goods estimated to be in transit to the customer based on our experience of delivery times of the carrier used.

Sales returns.  We base our estimates for future sales returns on historical returns experience, taking into consideration current trends.

Licensing revenue.  If net sales of the licensed product are not available, we estimate our licensing revenues based upon historical sales experience for the product and by obtaining estimated net sales data from the licensee.

Effect if Different Assumptions Used

Merchandise sales.  Our revenue, costs of sales and gross margin would vary if different assumptions were used as to the estimated goods in-transit to the customer. Our average daily sales from our direct channels for fiscal 2006, 2005, and 2004 were $0.7 million, $0.7 million and $0.8 million, respectively.

Sales returns.  Our revenue, costs of sales and gross margin would vary if different assumptions were used to estimate our sales returns. Our allowance for sales returns at the end of fiscal 2006 and 2005 were $15.6 million and $14.6 million, respectively.

Licensing revenue.  Our revenue related to our licensing agreements would vary if actual net sales for the licensed products turn out to be different than our estimates. Our licensing revenues for fiscal 2006, 2005 and 2004 were $15.7 million, $15.3 million and $18.5 million, respectively.

Inventory valuation

Nature of Critical Estimate

Inventory valuation.  We carry our inventories at the lower of cost or market. Cost is determined by the weighted average cost method and includes certain overhead and internal freight costs capitalized to inventory. Market is determined based upon the estimated net realizable value, which is generally the estimated selling price of the merchandise. We record reserves against our inventory balance for excess and slow moving inventory that are not expected to be sold at or above cost plus cost of disposal and a normal selling margin. Excess and slow moving inventories are typically disposed of through mark-downs, sales in our outlet stores, or through liquidations.

Assumptions/Approach Used

Inventory valuation.  We base our estimated inventory reserves on historical experience related to the sale and amount of mark-downs previously taken on similar categories of inventory, as well as taking into consideration the age of the inventory; inventory levels for the product, including additional outstanding purchase orders; and new, similar products expected to be sold.

Effect if Different Assumptions Used

Inventory valuation.  Our results of operations in future periods could be negatively impacted if we fail to properly estimate the amount of write down of our inventory values. Our inventory valuation reserves at the end of fiscal 2006 and 2005 were $4.1 million and $5.5 million, respectively.

Valuation of long-lived assets

Nature of Critical Estimate

Fair values of property and equipment.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), we review finite-lived long-lived assets, principally consisting of property and equipment and leasehold improvements at our stores, whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. For assets we intend to hold and use, if the total expected future undiscounted cash flows from the asset group is less than the carrying amount of the asset group, an impairment loss is recognized for the difference between the fair value and the carrying value of the asset group. For assets we plan to dispose of, an impairment loss is recognized if the carrying amount of the assets in the disposal group is more than the fair value, net of the costs of disposal. The impairment tests require us to estimate the undiscounted cash flows and fair value of the asset groups.

Fair values of indefinite-lived intangible assets.  We review indefinite-lived intangible assets, consisting of our trademarks and goodwill, based upon the requirements of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires us to test our goodwill and trademarks for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate that the intangible asset may be impaired. We perform our annual impairment reviews for goodwill and trademarks during the fourth quarter of each fiscal year. The impairment tests require us to estimate the fair value of our trademarks and our overall business enterprise value.

Assumptions/Approach Used

Fair values of property and equipment.  When analyzing finite, long-lived assets for potential impairment, significant assumptions are used in determining the undiscounted cash flows of the asset group, including the cash flows attributed to the asset group; future cash flows of the asset group, including estimates of future growth rates; and the period of time in which the assets will be held and used or disposed of. We primarily determine fair values of the asset group using discounted cash flow models. Similar assumptions are used to determine the fair value of the asset group as the assumptions used in the undiscounted cash flow model. In addition, to estimate fair value we are required to estimate the discount rate that incorporates the time value of money and risk inherent in future cash flows.

Fair values of indefinite-lived intangible assets.  We estimate the fair value of our trademarks primarily using a discounted cash flow model. We estimate the fair value of our overall business enterprise value using discounted cash flow and market multiple approach models, and also take into consideration our common stock price. Significant assumptions are used when determining the fair values of our trademarks and overall enterprise valuation, including future cash flows of our primary assets; our long-term growth rates; and our weighted average cost of capital. Estimates of future cash flows are based upon our experience, historical operations of the stores, catalogs and Internet sites, estimates of future profitability and economic conditions. Future estimates of profitability and economic conditions require estimating such factors as sales growth, employment rates and the overall economics of the retail industry for up to twenty years in the future, and are therefore subject to variability, are difficult to predict and in certain cases, beyond our control. See further discussion of the impairment tests we performed during fiscal 2005 and fiscal 2006 above under “Results of Operations — Impairment of Indefinite-lived Intangible Assets.”

Effect if Different Assumptions Used

Fair values of property and equipment and indefinite-lived intangible assets.  The use of different estimates or assumptions within our undiscounted cash flow models could result in cash flows lower than the current carrying values of our asset groups, thereby requiring us to compare the carrying values of the asset groups to their fair value, which may have not been done using different assumptions. The use of different estimates or assumptions within our discounted cash flow models could result in lower fair values of our property and equipment, trademarks, or overall business enterprise value which may result in the need to record further impairment charges, which may not have been done using different assumptions. Lastly, the use of a different method of determining fair value, other than using discounted cash flow and market multiple approach models, could result in lower or higher fair values.

Deferred tax valuation allowances

Nature of Critical Estimate

Upon our emergence from bankruptcy on June 21, 2005, Spiegel transferred ownership of its subsidiaries, FSAC and SAC, to us. Both FSAC and SAC have significant tax NOLs. We are required to estimate the amount of tax valuation allowances to record against these NOLs based upon our assessment of it being more likely than not that these NOLs will expire or go unused.

Assumptions/Approach Used

In determining the need for tax valuation allowances against our NOLs, we take into consideration current and past operating performance, projections of future operating results and projected taxable income or loss, length of the carryback and carryforward periods, and any limitations imposed by the IRC Section 382. Section 382 limits NOL utilization based upon an entity’s estimated enterprise value. We estimated our NOLs to be approximately $699 million ($271 million tax affected) as of July 2, 2005, our fresh start reporting date. As a result of Section 382 limitations, we concluded that it was more likely than not that a portion of our state NOLs would expire and go unused. Accordingly, in conjunction with our application of fresh start accounting effective July 2, 2005, a valuation allowance was established for approximately $524 million ($19.8 million tax affected) based upon the estimated state NOLs that would expire and go unused. During 2006, we determined that as of our fresh start reporting date, no state NOLs existed and accordingly we reduced both our gross state NOLs and valuation allowance related to our state NOLs by $19.8 million, thereby resulting in no net impact to our net deferred tax assets or goodwill.

During the fourth quarter of fiscal 2005, we revised our long range forecast which resulted in a decrease in estimated taxable income in future years and an increase in the amount of Federal NOLs that may expire and go unused after considering the IRS limitations. These changes resulted in a net $15.3 million increase in the valuation allowance requirement during the six months ended December 31, 2005.

During fiscal 2006 we recognized $71.3 million of expense to further increase our valuation allowance related to our NOLs, of which $23.5 million was recorded during the second quarter, $52.7 million was recorded during the third quarter of 2006 and $4.9 million of the valuation allowance was reversed during the fourth quarter of 2006. During the second quarter of 2006, we increased our valuation allowance as we reassessed our long-range plan, which resulted in a decrease in our projected taxable income during 2006 and 2007 and an increase in the projected amounts of NOLs expected to expire unused. The increase to our valuation allowance during the third quarter resulted from a decrease in the estimated annual amount of NOL utilization allowed under the IRC Section 382. As discussed above, during the third quarter of 2006, we performed an updated valuation of our enterprise value and concluded that our enterprise value had declined. We expect that further restrictions on the utilization of our NOLs may apply to periods subsequent to January 1, 2008 due to the possibility of a change in ownership after certain trading restrictions on our common stock are lifted and accordingly, this decline in enterprise value resulted in a decrease in the amount of expected NOL utilization allowed for the years of 2008 through 2023. The lower NOL utilization during this period resulted in an increase in the estimated amount of NOLs that will expire and go unused. Lastly, during the fourth quarter of 2006, we reversed $4.9 million of valuation allowance as our taxable income during the fourth quarter, principally related to our financing receivables, resulted in higher taxable income and therefore higher NOL utilization than previously estimated.

Our NOLs are estimated to be approximately $540 million ($189 million tax affected) as of December 30, 2006 and expire in 2021 through 2023. Our valuation allowance as of December 30, 2006 totaled $84.8 million and related solely to our Federal NOLs.

Effect if Different Assumptions Used

Different assumptions as to our future profitability and taxable income or loss could result in different conclusions as to our need for and the level of our tax valuation allowances related to our NOLs. Additionally, our analysis requires assumptions about the timing and amount of limitations imposed by Section 382 based upon our enterprise value. Different estimates in our enterprise value could result in the need for additional valuation allowances. Changes in ownership upon the lapse of the trading restrictions effective January 1, 2008 and related assumptions may also result in future changes in our valuation allowance requirements. In the future, adjustments to increase the valuation allowance related to the NOLs will increase our provision for income taxes which could be materially impacted as these NOLs are realized or expire unused.

Stock based compensation

Nature of Critical Estimate

We account for our stock based compensation in accordance with SFAS No. 123(R), Share Based Payments (“SFAS 123(R)”), which we adopted with our fresh start accounting date of July 2, 2005. Prior to that date, we had no stock based compensation and accordingly, we were not required to select a transition method upon our adoption of SFAS No. 123(R).

Assumptions/Approach Used

In order to calculate our stock based compensation expense, with the assistance of a third-party, we use the Black-Scholes option pricing model, which requires the use of subjective assumptions including:

Volatility — This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. Due to our limited stock price history, expected volatility is based upon historical and implied volatility for other companies in the retail industry. An increase in the expected volatility will increase stock based compensation expense.

Risk-free interest rate — This is the U.S. Treasury yield curve in effect as of the grant date having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase stock based compensation expense.

Expected term — This is the period of time over which the options granted are expected to remain outstanding and is based on estimated future exercise behavior. An increase in the expected term will increase stock based compensation expense.

Dividend yield — This is assumed to be zero as we do not have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease stock based compensation expense.

Forfeitures  — We estimate forfeitures of stock-based awards based on expected future activity and adjust our forfeiture rate on a quarterly basis as actual forfeitures occur. An increase in forfeitures results in a decrease to stock based compensation expense, which is recognized on a prospective basis over the remaining term of the option grant.

Effect if Different Assumptions Used

Different estimates of the above items could result in higher or lower amounts of stock based compensation expense recognized. Our stock based compensation expense for fiscal 2006 and 2005 were $10.2 million and $3.6 million, respectively.

Inflation

The rate of inflation over the past several years has not had a significant impact on our sales or profitability.

Recent Accounting Pronouncements

See Note 4(cc) to our audited financial statements, which are included in this document, for a discussion of recent accounting pronouncements.

Related Party Transactions

See Notes 8, 18 and 19 to our audited financial statements, which are included in this document, for a discussion of related party transactions.

Subsequent Events

See Note 23 to our audited financial statements, which are included in this document, for a discussion of material events occurring subsequent to December 30, 2006.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary exposures to market risk relate to interest rates and foreign exchange rates. We use certain derivative financial instruments, primarily interest rate swaps, to manage our interest rate risks. We do not use any derivatives to manage our foreign exchange risks. We do not use derivatives for trading purposes, to generate income or to engage in speculative activity.

Interest Rates

We are exposed to interest rate risk associated with our senior secured revolving credit facility and senior secured term loan, which we amended in April 2006. The senior secured revolving credit facility bears interest at variable rates based on LIBOR plus a spread. As of December 30, 2006, our availability was approximately $100.9 million and no amounts had been drawn under the senior secured revolving credit facility.

As of December 30, 2006, the outstanding amount of our senior secured term loan totaled $274.5 million. For periods prior to April 14, 2006, the effective date of the amendment to the senior secured term loan agreement, interest on the loan was calculated based on the prime rate plus 1.75% in the case of a base rate loan, or LIBOR plus 2.75% in the case of Eurodollar loans. For periods after April 14, 2006, the date of effectiveness of the amendment to the senior secured term loan agreement, interest is calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.50% to 3.25% in the case of a base rate loan, or LIBOR plus 3.50% to 4.25% in the case of Eurodollar loans, based upon our corporate credit rating issued from time to time by Moody’s and Standard & Poor’s, provided that interest on the term loan will be increased by 0.50% until the date that the aggregate principal amount of the loans outstanding is less than $225 million as a result of asset sales or voluntary prepayments from operating cash flow. As of December 30, 2006, our interest rate under the amended term loan included a LIBOR rate of 5.35% plus a margin of 4.25%, for a total interest rate of 9.6%. See “Item 2. Management’s Discussion and Analysis of Financial Condition — Sources of Liquidity — Senior Secured Term Loan.” The agreement required us to enter into interest rate swap agreements such that at least 50% of the aggregate principal amount of the outstanding loan is subject to either a fixed interest rate or interest rate protection for a period of not less than three years. In October 2005, we entered into an interest rate swap agreement with a total notional value of $150 million, or 50% of the outstanding amount under our term loan as of that date. The interest rate swap agreement effectively converts 50% of the outstanding amount under our term loan, which is floating-rate debt, to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 4.665% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The fair value of the interest rate swap as of December 30, 2006 was $1.7 million. Assuming a 10% increase in interest rates, the fair value of the interest rate swap would be approximately $4.5 million at December 30, 2006. Assuming a 10% decrease in interest rates, the fair value of the interest rate swap would be approximately ($1.1) million at December 30, 2006. The interest rate swap agreement terminates in conjunction with the termination of the senior secured term loan in June 2011.

See further discussion above within “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” related to the financing transaction we anticipate closing in April 2007, which will impact the amounts and timing of interest payments required related to our long-term debt obligations.

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

Item 8.	Financial Statements and Supplementary Data

Information with respect to this item is set forth under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s interim Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the interim Chief Executive Officer and interim Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are not adequate and effective to reasonably assure that material information relating to the Company, including its consolidated subsidiaries, would be made known to them by others within those entities. A disclosure control system, no matter how well conceived and implemented, can provide only a reasonable assurance that the objectives of such control system are satisfied. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. We have, however, designed into our process safeguards intended to reduce, though not eliminate, this risk.

Identification of Material Weaknesses and Other Control Deficiencies

This determination results from material weaknesses in our internal control over financial reporting that management identified in early 2006, which led to the restatement of certain financial information included in the original Form 10 Registration Statement filed with the Securities and Exchange Commission in December 2005. The identified weaknesses included several clerical errors and accounting errors, primarily related to the recording of complex “fresh start” accounting adjustments required as a result of Eddie Bauer’s emergence from bankruptcy. Management determined these errors originally went undetected due to insufficient in-house technical expertise necessary to provide sufficiently rigorous review. See “Risk Factors” and “Remediation Plan” in this Annual Report on Form 10-K for a more complete discussion of the material weakness determination. These errors were corrected in our restated financial statements included in our new Form 10 registration statement originally filed in May 2006.

In conjunction with our preparation work for compliance with Section 404 of the Sarbanes-Oxley Act, management has identified control deficiencies pertaining to the security administration of various automated business applications which could potentially impact internal control over financial reporting. These relate primarily to granting and tracking access to our accounting and merchandising systems. Management is still in the process of assessing, evaluating and testing these deficiencies. If these issues are not remediated in a timely manner, these deficiencies, along with other deficiencies that may be identified during the remainder of our review and testing of internal control over financial reporting, may collectively be considered a material weakness.

In the course of preparing the 2006 financial statements, the Company identified errors related to the tax accounting for 2005 and prior years. The Company undertook a comprehensive review of the matter and has determined that these errors are not material and do not require restatement of previously filed financial statements. The Company determined that it did not properly reconcile the book and tax depreciation on its property and equipment, primarily related to the treatment of tenant improvement allowances granted in connection with the opening of new retail stores. The correction of this error was reported in the 2006 financial statements and resulted in a decrease of net deferred tax assets of approximately $12 million and an increase in goodwill of $12 million.

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

Due to the uncertainty created by the exploration of strategic alternatives and then the proposed merger, the Company has encountered difficulties in recruiting for permanent positions for its various financial management roles. Currently the Company is utilizing additional external resources to supplement current staffing. During the fourth quarter 2006, we continued to make progress in addressing the material weaknesses discussed above. The Company has:

•	implemented more rigorous financial closing procedures, including more formal documentation of controls and procedures;

•	expanded the project to remediate control deficiencies related to granting and tracking access to our computerized accounting and merchandising systems;

•	retained additional external resources with public company reporting expertise, as well as specialized experts, to research, analyze and document various accounting, and financial reporting issues and processes associated with the preparation and review of the Company’s consolidated financial statements in accordance with generally accepted accounting principles;

•	engaged specialized resources to fully reconcile the deferred tax asset /liability accounts; and

•	implemented additional in-depth analyses and other post-closing procedures, to validate the financial statements and related disclosures.

Management has identified the initial steps necessary to address the material weaknesses and control deficiencies discussed above. The Company has not had the opportunity to test these changes and therefore management is unable to conclude that our disclosure controls and procedures are effective as of the Evaluation Date. The Company intends to continue implementing its review, evaluation and testing of internal controls and remediation efforts to strengthen internal controls over financial reporting during 2007.

The Company must comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 as of December 29, 2007. The Company is now actively recruiting for permanent resources to fill their accounting and finance needs. In addition, as the Company continues to evaluate the design and operating effectiveness of it various key controls through its Section 404 activities, additional deficiencies may be identified, which if not remediated in a timely manner, may result in additional weaknesses.

We have committed to provide status reports to our independent auditors and our Audit Committee of the Board of Directors on a regular basis throughout 2007. We will need to continue to divert significant resources to address our currently known weaknesses. In addition, due to the high demands for these skill sets in the current job market, we may encounter difficulties in attracting and/or retaining qualified personnel. As a result, we do not expect to be in a position to report that such weaknesses will be fully remediated before the end of 2007.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Except for the code of ethics information below, the information required for this Item will be included in our Proxy Statement relating to our 2007 annual meeting of stockholders, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 30, 2006, our fiscal year end.

We have adopted a written code of ethics, the “Eddie Bauer Code of Business Conduct and Ethics,” that applies to all our employees, managers, officers, executive officers and the board of directors (including non-employee board members to the extent applicable) (collectively, the “Associates”). The code is posted on our website at http://www.eddiebauer.com. We will disclose any changes in or waivers from our code of ethics applicable to any Associate on our website at http://www.eddiebauer.com or by filing a Form 8-K.

Item 11.	Executive Compensation

Information required for this section will be included in our Proxy Statement relating to our 2007 annual meeting of stockholders and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 30, 2006, our fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the “Securities Authorized for Issuance Under Equity Compensation Plan” below, the information required for this Item will be included in our Proxy Statement relating to our 2007 annual meeting of stockholders and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 30, 2006, our fiscal year end.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 30, 2006 about shares of Eddie Bauer common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of the board of directors under all of our existing equity compensation plans.

Number of securities
	Number of securities				remaining available for
	to be issued		Weighted-average		future issuance under
	upon exercise of		exercise price of		equity compensation plans
	outstanding options,		outstanding options,		(excluding securities
Plan category	warrants and rights		warrants and rights		reflected in column (a))

Equity compensation plans approved by security holders	—		—		—
Equity compensation plans not approved by security holders(1)	1,193,908	(2)	$23.28	(3)	587,845

Total	1,193,908		$23.28		587,845

(1)	Eddie Bauer’s 2005 Stock Incentive Plan. This plan provides for the grant of stock options, restricted shares of common stock and other awards valued by reference to our common stock, which may be granted to our directors, employees and consultants of our company or our affiliates. Shares issued pursuant to awards under the plan may be authorized but unissued common stock, or shares that we have reacquired on the market or by forfeiture of awards. In the event of significant corporate transaction, such as a dissolution or liquidation of Eddie Bauer Holdings, or any corporate separation or division, or similar transaction in which we are not the surviving entity, then all outstanding stock awards under the plan may be assumed, continued, or substituted for by any surviving or acquiring entity (or its parent company), or may be cancelled either with or without consideration for the vested portion of the awards. The terms and conditions of options granted under this plan are to be determined by the board of directors, provided, that the exercise price of an option generally cannot be less than the fair market value of our common stock on the date of grant. Unless otherwise provided by the plan administrator, following termination of continuous service stock options granted under this plan generally will remain exercisable, to the extent exercisable at the time of termination, for three months (12 months in the case of death or disability) or until they expire by their terms.

(2)	Reflects securities issued under the Eddie Bauer 2005 Stock Incentive Plan. Includes stock options to acquire 590,375 shares of common stock at a weighted-average exercise price of $23.28 per share and 603,533 restricted stock units.

(3)	Reflects the weighted-average exercise price of stock options granted and outstanding under the Eddie Bauer 2005 Stock Incentive Plan as of December 30, 2006.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required for this Item will be included in our Proxy Statement relating to our 2007 annual meeting of stockholders and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 30, 2006, our fiscal year end.

Item 14.	Principal Accounting Fees and Services

Information required for this Item will be included in our Proxy Statement relating to our 2007 annual meeting of stockholders and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 30, 2006, our fiscal year end.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Index to Financial Statements

Page

Financial Statements
Annual Financial Statements
Report of Independent Registered Public Accounting Firm	85
Consolidated Balance Sheets — Successor Entity as of December 30, 2006 and December 31, 2005	86
Consolidated and Combined Statements of Operations — Successor Entity for the year ended December 30, 2006 and for the six months ended December 31, 2005, Predecessor Entity for the six months ended July 2, 2005 and for the year ended January 1, 2005	87
Consolidated and Combined Statements of Stockholders’ Equity and Comprehensive Income (Loss) — Successor Entity for the year ended December 30, 2006 and for the six months ended December 31, 2005, Predecessor Entity for the six months ended July 2, 2005 and for the year ended January 1, 2005	88
Consolidated and Combined Statements of Cash Flows — Successor Entity for the year ended December 30, 2006 and for the six months ended December 31, 2005, Predecessor Entity for the six months ended July 2, 2005 and for the year ended January 1, 2005	90
Notes to Consolidated and Combined Financial Statements	92

Exhibits required as part of this report are listed in the Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders Eddie Bauer Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Eddie Bauer Holdings, Inc. (“Successor”) as of December 30, 2006 and December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 30, 2006 and the six month period ended December 31, 2005. We have also audited the accompanying consolidated and combined statements of operations, stockholders’ equity and comprehensive income, and cash flows of Eddie Bauer Inc. and Related Operations (“Predecessor”) for the six month period ended July 2, 2005, and for the year ended January 1, 2005. In connection with our audits of the consolidated and combined financial statements, we have also audited the accompanying financial statement schedule for the year ended December 30, 2006, each of the six month periods ended December 31, 2005 and July 2, 2005, and for the year ended January 1, 2005. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial statement schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Eddie Bauer Holdings, Inc. at December 30, 2006 and December 31, 2005, and the results of its operations and its cash flows for the year ended December 30, 2006 and the six month period ended December 31, 2005, and the results of operations and cash flows of Eddie Bauer, Inc. and Related Operations for the six month period ended July 2, 2005 and the year ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s ability to refinance its term loan to avoid an event of default related to the failure of the Company in meeting its financial covenants in one or more future interim periods raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 and Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  BDO Seidman, LLP

Seattle, Washington
March 23, 2007

EDDIE BAUER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	Successor	Successor
	As of	As of
	December 30,	December 31,
	2006	2005
	($ in thousands)

Cash and cash equivalents	$53,174	$74,186
Restricted cash	—	825
Accounts receivable, less allowances for doubtful accounts of $1,274 and $982, respectively	29,774	32,737
Current assets of discontinued operations	—	498
Inventories	153,778	142,302
Prepaid expenses	23,572	22,562
Current receivables from securitization interests	—	62,907
Financing receivables	45,978	—
Deferred tax assets — current	2,345	2,745

Total Current Assets	308,621	338,762
Property and equipment, net	177,344	182,608
Goodwill	114,765	220,481
Trademarks	185,000	185,000
Other intangible assets, net	29,720	39,089
Other assets	24,490	22,712
Receivables from securitization interests	—	76,434
Deferred tax assets — noncurrent	15,970	88,150

Total Assets	$855,910	$1,153,236

Trade accounts payable	$40,092	$35,550
Bank overdraft	13,622	15,729
Accrued expenses	100,460	99,570
Current liabilities related to securitization note	41,380	56,616
Current portion of long-term debt	8,000	24,000

Total Current Liabilities	203,554	231,465
Deferred rent obligations	18,935	7,221
Unfavorable lease obligations, net	4,679	5,493
Long-term debt	266,500	274,500
Non-current liabilities related to securitization note	—	68,791
Other non-current liabilities	270	—
Pension and other post-retirement benefit liabilities	15,331	20,746

Total Liabilities	509,269	608,216
Commitments and Contingencies (See Note 20)
Common stock:
Eddie Bauer Holdings, Inc. $0.01 par value, 100 million shares authorized; 30,309,931 and 29,991,684 shares issued and outstanding as of December 30, 2006 and December 31, 2005, respectively	303	300
Treasury stock, at cost	(157)	(157)
Additional paid-in capital	578,402	568,205
Accumulated deficit	(234,771)	(22,788)
Accumulated other comprehensive income (loss), net of taxes of $1,759 and ($270), respectively	2,864	(540)

Total Stockholders’ Equity	346,641	545,020

Total Liabilities and Stockholders’ Equity	$855,910	$1,153,236

The accompanying notes are an integral part of these consolidated and combined financial statements.

EDDIE BAUER HOLDINGS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

		Successor Six	Predecessor Six
		Months Ended	Months Ended
	Successor	December 31,	July 2,	Predecessor
	Fiscal 2006	2005	2005	Fiscal 2004

	($ in thousands, except per share data)
Net sales and other revenues	$1,013,447	$593,711	$465,723	$1,120,761
Revenue from Spiegel-affiliated parties	—	—	—	37,154

Total revenues	1,013,447	593,711	465,723	1,157,915
Costs of sales, including buying and occupancy	603,171	337,318	259,536	604,864
Impairment of indefinite-lived intangible assets	117,584	40,000	—	—
Selling, general and administrative expenses	411,300	214,125	185,225	452,603

Total operating expenses	1,132,055	591,443	444,761	1,057,467
Operating income (loss)	(118,608)	2,268	20,962	100,448
Interest expense	26,928	11,064	761	316
Other income	3,031	1,919	—	—
Equity in earnings (losses) of foreign joint ventures	(3,413)	174	(95)	3,590

Income (loss) from continuing operations before reorganization items and income tax expense	(145,918)	(6,703)	20,106	103,722
Gain on discharge of liabilities	—	—	(107,559)	—
Reorganization costs and expenses, net	—	—	13,686	26,871

Income (loss) from continuing operations before income tax expense	(145,918)	(6,703)	113,979	76,851
Income tax expense	65,531	14,645	50,402	36,080

Income (loss) from continuing operations	(211,449)	(21,348)	63,577	40,771
Income (loss) from discontinued operations (net of income tax expense (benefit) of $0, $0 $(1,686) and $1,834, respectively)	(534)	(1,440)	(2,661)	2,893

Net income (loss)	$(211,983)	$(22,788)	$60,916	$43,664

Income (loss) per basic and diluted share:
Loss from continuing operations per share	$(7.04)	$(0.71)	n/a	n/a
Loss from discontinued operations per share	(0.02)	(0.05)	n/a	n/a
Net loss per share	$(7.06)	$(0.76)	n/a	n/a
Weighted average shares used to compute income (loss) per share:
Basic	30,012,896	29,995,092	n/a	n/a
Diluted	30,012,896	29,995,092	n/a	n/a

The accompanying notes are an integral part of these consolidated and combined financial statements.

EDDIE BAUER HOLDINGS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Common
	Common				Stock	Common
	Stock	Common	Common		Eddie	Stock
	Eddie	Stock	Stock	Common	Bauer,	Eddie				Accumulated
	Bauer,	Eddie	DFS,	Stock	Holdings	Bauer,			Retained	Other
	Inc.	Bauer,	Inc.	DFS,	Inc.	Holdings		Additional	Earnings	Comprehensive
	(# of	Inc.	(# of	Inc.	(# of	Inc.	Treasury	Paid-In	(Accumulated	Income
	Shares)	($)	Shares)	($)	Shares)	($)	Stock	Capital	Deficit)	(Loss)	Total
							($ in thousands)

Predecessor
Balances at January 3, 2004	5,000	$500	1,000	$100	—	—	—	$261,595	$(12,227)	$(1,955)	$248,013
Comprehensive Income:
Net income									43,664		43,664
Foreign currency translation adjustment, net of income taxes of $557										714	714

Total comprehensive income											44,378

Predecessor
Balances at January 1, 2005	5,000	$500	1,000	$100	—	—	—	$261,595	$31,437	$(1,241)	$292,391
Comprehensive Loss:
Net loss									(46,643)		(46,643)
Foreign currency translation adjustments, net of income taxes of $126										97	97

Total comprehensive loss											(46,546)

Predecessor
Balances at July 2, 2005	5,000	$500	1,000	$100	—	—	—	$261,595	$(15,206)	$(1,144)	$245,845
Gain on discharge of liabilities									107,559		107,559
Recapitalization and fresh start adjustments	(5,000)	(500)	(1,000)	(100)	30,000	300		303,005	(92,353)	1,144	211,496

Successor
Balances at July 2, 2005	—	—	—	—	30,000	$300	—	$564,600	—	—	$564,900
Comprehensive Loss:
Net loss									(22,788)		(22,788)
Additional minimum pension liability, net of income taxes of ($179)										(282)	(282)
Foreign currency translation adjustment, net of income taxes of ($91)										(258)	(258)

Total comprehensive loss											(23,328)
Stock based compensation expense								3,605			3,605
Treasury stock purchased					(8)		(157)				(157)

					Common
	Common				Stock	Common
	Stock	Common	Common		Eddie	Stock
	Eddie	Stock	Stock	Common	Bauer,	Eddie				Accumulated
	Bauer,	Eddie	DFS,	Stock	Holdings	Bauer,			Retained	Other
	Inc.	Bauer,	Inc.	DFS,	Inc.	Holdings		Additional	Earnings	Comprehensive
	(# of	Inc.	(# of	Inc.	(# of	Inc.	Treasury	Paid-In	(Accumulated	Income
	Shares)	($)	Shares)	($)	Shares)	($)	Stock	Capital	Deficit)	(Loss)	Total
							($ in thousands)

Successor
Balances at December 31, 2005	—	—	—	—	29,992	$300	$(157)	$568,205	$(22,788)	$(540)	$545,020
Comprehensive Loss:
Net loss									(211,983)		(211,983)
Unrecognized obligations related to pension and post-retirement plans, net of income taxes of $1,401										2,281	2,281
Reversal of additional minimum pension liability, net of income taxes of $179										282	282
Foreign currency translation adjustment, net of income taxes of $91										258	258
Fair value adjustments of cash flow hedge, net of income taxes of $358										583	583

Total comprehensive loss											(208,579)
Shares issued for RSU awards					318	3		(3)			—
Stock based compensation expense								10,200			10,200

Successor
Balances at December 30, 2006	—	—	—	—	30,310	$303	$(157)	$578,402	$(234,771)	$2,864	$346,641

The accompanying notes are an integral part of these consolidated and combined financial statements.

EDDIE BAUER HOLDINGS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

		Successor Six	Predecessor Six
	Successor	Months Ended	Months Ended	Predecessor
	Fiscal 2006	December 31, 2005	July 2, 2005	Fiscal 2004

			($ in thousands)
Cash flows from operating activities:
Net income (loss)	$(211,983)	$(22,788)	$60,916	$43,664
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Reorganization costs and expenses, net	—	—	(93,873)	26,871
Net cash used for reorganization items	—	—	(9,702)	(20,222)

Reorganization items non-cash	—	—	(103,575)	6,649
(Gain) loss on disposals of property and equipment	1,057	19	(388)	2,163
Impairment of property and equipment	3,451	2,536	—	952
Equity in (earnings) losses of foreign joint ventures	3,413	(174)	95	(3,590)
Depreciation and amortization	55,494	26,589	16,171	41,142
Impairment of indefinite-lived intangible assets	117,584	40,000	—	—
Stock-based compensation expense	10,200	3,605	—	—
Other non-cash income	(2,257)	(1,661)	—	—
Deferred income taxes	58,487	8,093	4,168	6,797
Changes in operating assets and liabilities:
Accounts receivable	1,057	(1,884)	5,446	1,567
Inventories	(11,574)	(6,464)	4,783	(8,433)
Prepaid expenses	(1,011)	78	(169)	4,008
Current receivables from securitization interests	115,624	19,898	—	—
Other assets	(2,110)	1,049	(3,103)	802
Accounts payable	5,524	6,745	708	6,752
Liabilities subject to compromise	—	—	(17,372)	159
Accrued expenses	1,385	10,674	(13,866)	293
Current liabilities related to securitization note	(104,061)	(17,908)	—	—
Pension and other post-retirement liabilities	(1,273)	597	—	(211)
Deferred rent and unfavorable lease obligations	10,919	6,059	(8,096)	(8,796)
Operating cash flows related to discontinued operations	498	8,075	8,911	270

Net cash provided by (used in) operating activities	50,424	83,138	(45,371)	94,188

		Successor Six	Predecessor Six
	Successor	Months Ended	Months Ended	Predecessor
	Fiscal 2006	December 31, 2005	July 2, 2005	Fiscal 2004

			($ in thousands)
Cash flows from investing activities:
Capital expenditures from continuing operations	(45,814)	(30,214)	(8,641)	(13,906)
Capital proceeds (expenditures) from discontinued operations	—	320	(944)	(746)
Proceeds from sale of capital assets in conjunction with reorganization	—	—	—	55,337
Distribution from foreign joint ventures	362	—	300	—

Net cash provided by (used in) investing activities	(45,452)	(29,894)	(9,285)	40,685
Cash flows from financing activities:
Repayments of long-term debt	(24,000)	(1,500)	—	—
Treasury stock purchased	—	(157)	—	—
Change in due to/from Spiegel	—	—	65,727	(132,991)
Change in bank overdraft from continuing operations	(2,107)	4,525	797	(1,015)
Change in bank overdraft from discontinued operations	—	(961)	(112)	126

Net cash provided by (used in) financing activities	(26,107)	1,907	66,412	(133,880)
Effect of exchange rate changes on cash	123	(1,328)	74	(555)
Net change in cash and cash equivalents	(21,012)	53,823	11,830	438
Cash and cash equivalents at beginning of period	74,186	20,363	8,533	8,095

Cash and cash equivalents at end of period	$53,174	$74,186	$20,363	$8,533

Supplemental disclosures:
Cash paid for income taxes	$3,107	$1,868	$46,234	$29,283
Cash paid for interest	27,287	10,671	3,011	360
Payments (receipts) made in conjunction with Chapter 11:
Professional service fees	—	—	$9,702	$23,373
Severance	—	—	—	2,173
Interest income	—	—	—	(3,500)
Other, net	—	—	—	(1,824)

The accompanying notes are an integral part of these consolidated and combined financial statements.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
($ in thousands except per share amounts, unless otherwise noted)

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

The related supporting operations of the Company include the following: Distribution Fulfillment Services, Inc. (“DFS”) (now known as Eddie Bauer Fulfillment Services, Inc. (“EBFS”)), provides catalog and retail distribution services for Eddie Bauer. The former information technology operation of Spiegel (the “IT Group”) provides information technology services for Eddie Bauer. Spiegel Group Teleservices — Canada, Inc. (“SGTS”) (now known as Eddie Bauer Customer Services Inc. (“EBCS”)) provides call center support in multiple call centers in the U.S. and Canada, and its office in Saint John, Canada (“Saint John”) provides call center services for Eddie Bauer. Each of EBFS, the IT Group, EBCS and Saint John provided similar services for other subsidiaries and operations of Spiegel until these subsidiaries or operations of Spiegel were sold or closed in 2004.

On November 13, 2006, the Company announced that it had entered into a merger agreement with Eddie B Holding Corp., a company owned by affiliates of Sun Capital Partners, Inc. and Golden Gate Capital. Under the terms of the merger agreement, all of the Company’s outstanding shares of common stock were to be converted into the right to receive $9.25 per share in cash upon closing of the transaction. On February 8, 2007, at a special meeting of the Company’s stockholders to vote on the transaction, an insufficient number of shares were voted in favor of approving the Company’s proposed sale. Following this stockholder vote, on February 8, 2007 the Company terminated the merger agreement. As a result of the foregoing, Eddie Bauer will continue to operate as a stand-alone publicly traded company. See Note 23 for discussion of the merger termination fee paid by the Company in connection with the termination of the merger agreement and other subsequent events.

(2)  Chapter 11 Bankruptcy Proceedings

Confirmation of Plan of Reorganization

On March 17, 2003, Spiegel, together with 19 of its subsidiaries and affiliates (the “Debtors”), including Eddie Bauer and its subsidiaries and other operations included in the Company’s consolidated and combined financial statements, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. On February 18, 2005, the Debtors filed a Plan of Reorganization and related Disclosure Statement and on March 29, 2005 filed an Amended Joint Plan of Reorganization (the “Plan of Reorganization”) and related amended Disclosure Statement with the Bankruptcy Court. The Plan of Reorganization received the formal endorsement of the statutory creditors’ committee and, as modified, was confirmed by the Bankruptcy Court by order docketed on May 25, 2005. The Plan of Reorganization was declared effective on June 21, 2005 (the “Effective Date”) and the Debtors, including the Company, emerged from bankruptcy on that date.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

In conjunction with its emergence from bankruptcy proceedings, Eddie Bauer was formed as a new holding company and Eddie Bauer, Inc. and certain other Spiegel subsidiaries were contributed to Eddie Bauer. Spiegel transferred to Eddie Bauer 100% of its ownership interests in Eddie Bauer, Inc. and its subsidiaries, Financial Services Acceptance Corporation (“FSAC”), Spiegel Acceptance Corporation (“SAC”), EBFS and EBCS. FSAC and SAC were not parties to the Chapter 11 bankruptcy filing. Additionally, Eddie Bauer Information Technology, LLC (“EBIT”) was formed as a wholly-owned subsidiary of Eddie Bauer, Inc. and Spiegel transferred to this entity certain of its information technology assets.

Discharge of Liabilities and Equity Interests

On the Effective Date substantially all of the Debtors’ pre-petition liabilities were cancelled in exchange for the issuance of 30 million shares of common stock of Eddie Bauer. All of the shares of common stock issued were distributed pursuant to the Plan of Reorganization in satisfaction of pre-petition claims. All such shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the provisions of Section 1145 of the Bankruptcy Code and Section 4(2) of the Securities Act of 1933, as amended. In addition, as part of the Plan of Reorganization, an independent creditor litigation trust (“Creditor Trust”) was established for the benefit of the pre-petition creditors. All pre-petition liabilities were settled in accordance with the final Plan of Reorganization. The discharge of the Company’s liabilities resulted in a net gain of $107,559, which was reflected in the Company’s combined statement of operations for the six months ended July 2, 2005. During September 2005, 8,316 shares of common stock were returned to the Company for consideration of receivables owed to the Company. The shares were recorded as treasury shares on the consolidated balance sheet at their trading value as of the date returned.

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

(3)  Basis of Presentation

Successor Entity

All conditions required for the adoption of fresh-start reporting, as defined in AICPA’s Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, were met on June 21, 2005 and the Company selected July 2, 2005 as the date to adopt the accounting provisions of fresh-start reporting. The Company chose the date of July 2, 2005 because it corresponded with the end of the Company’s second fiscal quarter in 2005 and applying fresh start reporting as of June 21, 2005 versus July 2, 2005 would not have resulted in a material difference to the Company’s results of operations or financial condition. As a result of the adoption of fresh-start reporting, the fair value of the Company’s assets and the present value of the Company’s liabilities as of July 2, 2005 became the new accounting basis for the Company’s consolidated balance sheet. We refer to the entity, Eddie Bauer Holdings, Inc. and its subsidiaries as the Successor. The Company’s consolidated balance sheet as of July 2, 2005 and all consolidated operations

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

beginning July 3, 2005 relate to the Successor. Financial information for periods related to the Successor and the Predecessor (as defined below) have been separated by a vertical line on the face of the consolidated and combined financial statements and notes to the consolidated and combined financial statements to highlight the fact that the financial information for such periods have been prepared under two different historical-cost bases of accounting and are therefore not comparable. Additionally, the Successor’s consolidated financial statements include FSAC and SAC, which consist primarily of tax net operating losses (“NOLs”) (See Note 15) and certain securitization interests and financing receivables (See Note 9), and the pension and other post-retirement plans of Spiegel, which were assumed by the Company on the Effective Date (See Note 16).

Predecessor Entity

The combined financial statements for the periods prior to July 2, 2005 include the results of Eddie Bauer, Inc. and its subsidiaries, EBFS, the IT Group and Saint John (collectively the “Predecessor”). The operations of the Predecessor were formerly under the control of Spiegel. The combined financial statements for periods prior to July 2, 2005 include all assets, liabilities, revenues, expenses and cash flows directly attributable to the Predecessor. The Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5.J, Push Down Basis of Accounting Required in Certain Limited Circumstances, generally requires that push down accounting be applied whenever separate financial information is presented for a wholly-owned subsidiary. Push down accounting requires that the financial statements of a subsidiary reflect the parent company’s accounting basis of the assets and liabilities of the subsidiary. As such, the combined financial statements for periods prior to July 2, 2005 reflected Spiegel’s basis in the assets and liabilities of Eddie Bauer, Inc., EBFS, Saint John and the IT Group. In accordance with the carve-out accounting provisions of SAB Topic 1.B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity, the combined financial statements for periods prior to July 2, 2005 include these allocations of certain costs of Spiegel, in order to present the results of operations, financial position, changes in equity and cash flows of the Company on a stand-alone basis. The principal allocation methodologies are described further in Note 18. Because the financial information for periods prior to July 2, 2005 included allocations of certain costs of Spiegel, they may not be indicative of the results of operations, financial position, changes in equity and cash flows that would have been incurred had the Company been a separate, stand-alone entity for those periods, nor may they be indicative of the Company’s future results. The income tax benefits and provisions, related tax payments and deferred tax balances for periods prior to July 2, 2005 have been prepared as if the Predecessor operated as a stand-alone taxpayer.

SOP 90-7 requires that the financial statements for the periods following filing for Chapter 11 bankruptcy protection through the date a plan of reorganization is confirmed distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Additionally, the Predecessor’s combined financial statements for periods prior to July 2, 2005 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplate, among other things, realization of assets and payment of liabilities in the normal course of business. Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as reorganization costs and expenses, net in the combined statements of operations. Cash used for reorganization items is disclosed separately in the combined statements of cash flows.

Going Concern Consideration

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 30, 2006, the Company was in compliance with the financial covenants under its senior secured term loan; however the Company expects that it will not meet certain of these financial covenants during 2007, possibly as early as the first quarter of 2007. See Note 10 for a more detailed

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

description of the financial covenants contained within the term loan. The Company is working with its financial advisors and potential lenders on a refinancing package that would include a new term loan and junior capital. The Company expects to complete the financing transaction in April 2007, at which time the Company would use the proceeds to pay off its existing senior secured term loan which totaled $274.5 million as of December 30, 2006. In connection with the refinancing of the Company’s term loan, the Company will also request an amendment to its revolving credit facility. If the Company is not successful in obtaining new financing and paying off its existing term loan and amending the revolving credit facility, upon default of the financial covenants, the payment of the term loan could be demanded immediately by the lenders. If such demand were made, the Company currently has insufficient cash to pay in full its outstanding balance under the term loan.

Although management believes it will be successful in obtaining the new financing, the expected inability to meet the financial covenants under the term loan raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The inclusion of the explanatory paragraph regarding the Company’s ability to continue as a going concern in its Report of Independent Registered Public Accounting Firm gives the counterparty in one of the Company’s material contracts regarding our private label credit card program the right to immediately terminate such contract. A termination of one or more of the Company’s material contracts could result in additional costs and may negatively impact its results of operations and financial condition. The Company has received a waiver under this contract from the counterparty which provides the Company until May 31, 2007 to provide an updated report from its independent registered public accountants without an explanatory paragraph with respect to its ability to continue as a going concern.

Discontinued Operations

Except as otherwise noted, all amounts and disclosures reflect only the Company’s continuing operations. See Note 5 for disclosures related to the Company’s discontinued operations.

(4)  Summary of Significant Accounting Policies

(a)	Basis of Combination and Consolidation

The combined financial statements for periods prior to July 2, 2005 include the results of Eddie Bauer, Inc., EBFS, Saint John and the IT Group. All significant transactions and balances among the combined operations have been eliminated upon combination. The consolidated financial statements as of and subsequent to July 2, 2005 include Eddie Bauer and its majority-owned and controlled subsidiaries. All significant transactions and balances among the consolidated operations have been eliminated upon consolidation.

(b)	Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. The 2006 fiscal year reflects a 52-week period from January 1, 2006 to December 30, 2006, the 2005 fiscal year reflects a 52-week period from January 2, 2005 to December 31, 2005 and the 2004 fiscal year reflects a 52-week period from January 4, 2004 to January 1, 2005.

(c)	Seasonality

Historically, the Company’s operations have been seasonal, with a disproportionate amount of net sales occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season. The impact of seasonality on results of operations is more pronounced since the level of certain fixed costs, such as occupancy and overhead expenses, do not vary with sales. The Company’s quarterly results of

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions. Accordingly, results for individual quarters are not necessarily indicative of the results to be expected for the entire fiscal year.

(d)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used when accounting for certain items, including inventory valuation, fresh-start valuations, allowance for doubtful accounts, restructuring charges, fair values of goodwill and other intangible assets, long-lived asset impairments, future gift certificate redemptions, customer loyalty program accruals, legal reserves, sales returns and allowances, deferred tax valuation allowances, deferred revenue, royalty receivables and stock-based compensation expenses.

(e)	Segments

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”) the Company has identified the following three operating segments (i) retail stores, (ii) outlet stores and (iii) direct, including catalog and internet. The three operating segments have been aggregated and are presented as one reportable segment, as permitted by SFAS 131, based on their similar economic characteristics, products, production processes, target customers, distribution methods and shared use of the Eddie Bauer brand name and trademarks. Each operating segment generates revenue from the sale of menswear, womenswear, gear and accessories. Since product level information is not tracked in our financial systems, it is impracticable, and potentially misleading to report sales or sales trends at this level.

Revenues of the Company’s Canadian retail operations were $80.6 million, $48.2 million, $32.5 million and $76.9 million for fiscal 2006, the six months ended December 31, 2005, the six months ended July 2, 2005 and fiscal 2004, respectively. Long-lived assets of the Canadian operations were $9.5 million and $8.4 million as of the end of fiscal 2006 and 2005, respectively. All other revenues and long-lived assets of the Company’s consolidated operations relate to the United States.

(f)	Revenue Recognition

The Company records revenues at the point of sale for retail stores and at estimated date of receipt by the customer for catalog and Internet sales. Taxes imposed by governmental agencies on revenue-producing transactions, including sales and excise taxes, are recorded on a net basis, meaning no revenue or costs of sales are recognized. The Company provides for estimated returns at the time of sale based upon projected merchandise returns, which are based primarily on historical experience. Deferred revenue is recognized upon the purchase of a gift card or gift certificate. Shipping and handling revenues and costs are included in other revenues and in selling, general and administrative expense, respectively. Shipping and handling expense was $22,316, $11,551 (restated), $10,078 (restated) and $24,504 for fiscal 2006, the six months ended December 31, 2005, the six months ended July 2, 2005 and fiscal 2004, respectively. The amounts for the six months ended December 31, 2005 and six months ended July 2, 2005 have been restated to properly reflect only the Company’s continuing operations. Amounts reported in the Company’s prior year audited financial statements incorrectly included shipping and handling expense related to the Company’s discontinued operations, which totaled $808 and $1,882 for the six months ended December 31, 2005 and six months ended July 2, 2005, respectively. Net sales and other revenues also include royalty and licensing income, which are recognized

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

when earned based on contractually specified percentages applied to reported sales. Advance royalty payments are deferred and recorded as revenue when the related sales occur. Buying and occupancy costs, including costs associated with the Company’s distribution facilities, are classified as costs of sales. Finally, revenues from Spiegel-affiliated parties included the charges from EBFS, the IT Group and Saint John to other Spiegel subsidiaries and operations, prior to their sale by Spiegel in June and July 2004. These charges were recognized when the related services were delivered.

(g)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of deposits at federally insured financial institutions. See Note 20 for a description of the Company’s restricted cash as of December 31, 2005.

(h)	Accounts Receivable

Accounts receivable primarily consists of trade receivables, including amounts due from credit card companies, net of an allowance for doubtful accounts, which management estimates based on specific identification of known matters affecting its creditors and general historical experience. Included in accounts receivable as of December 30, 2006 and December 31, 2005 is $7,218 and $8,369, respectively, due from World Financial Network National Bank (“WFNNB”), a subsidiary of Alliance Data Systems (“ADS”), of which $5,870 and $7,020, respectively, represented 10% of holdback amounts on the outstanding principal portion of credit card receivables of WFNNB, generated from sales of the Company’s products.

(i)	Inventories

Inventories, principally merchandise available for sale, are stated at the lower of cost or market. Cost is determined by the weighted average cost method and includes certain overhead and internal freight costs capitalized to inventory based on normal operations. Market is determined based on estimated net realizable value, which generally is the estimated merchandise selling price less cost of disposal. Mark-downs of inventory below cost are recorded immediately as a reduction of the inventory carrying value and as costs of sales.

(j)	Advertising Costs

Costs incurred for the production and distribution of direct response catalogs are capitalized and amortized over their expected period of future benefit. The Company accounts for catalog costs in accordance with SOP 93-7, Reporting on Advertising Costs (“SOP 93-7”). SOP 93-7 requires that the amortization of capitalized advertising costs be the amount computed using the ratio of current period revenues for the catalog cost pool bear to the total of current and estimated future period revenues for that catalog cost pool. The capitalized costs of the Company’s direct response advertising are amortized, commencing with the date catalogs are mailed, over the duration of the expected revenue stream, which is typically no more than three months. Unamortized costs as of December 30, 2006 and December 31, 2005 were $6,667 and $6,594, respectively, and are included in prepaid expenses. All other advertising costs for catalog, Internet and retail operations are expensed as incurred or upon first run for media advertising. Total advertising expense, including the amortization of the above mentioned catalog costs, was $95,698, $60,966, $43,176 and $113,779 for fiscal 2006, the six months ended December 31, 2005, the six months ended July 2, 2005 and fiscal 2004, respectively.

(k)	Store Preopening Costs

Preopening and lease negotiation costs for new retail and outlet stores are expensed as incurred.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(l)	Gift Certificate Liability

The Company records a liability associated with the sale of gift cards and gift certificates. The Company reduces the liability and records revenue when the gift card or gift certificate is redeemed by the customer. Gift card breakage, the estimated amount of gift cards and gift certificates that will go unredeemed, is recorded when redemption is determined to be remote, which is estimated based upon historical breakage percentages. Gift card breakage for fiscal 2006, the six months ended December 31, 2005, the six months ended July 2, 2005 and fiscal 2004 was $2.3 million, $2.1 million, $1.0 million and $2.6 million, respectively.

(m)	Customer Loyalty Programs

The Company launched a full-scale customer loyalty program during September 2006. Prior to that time, the Company had a limited pilot customer loyalty program which was launched in mid-2004. Under the Company’s program, a customer earns points based upon merchandise purchases. Accumulated points are then converted into rewards certificates after reaching a specified threshold. The rewards certificates can be used towards the purchase of the Company’s products and, in limited cases, can be used to purchase non-Eddie Bauer merchandise or services (e.g., travel awards, specialty services). Both accumulated points and issued rewards certificates expire after a stated period of time. The Company records costs of sales expense and a liability for earned certificates. The liability is recorded net of an estimated breakage amount or the amount of rewards certificates estimated to go unredeemed. The Company reduces the liability when a reward certificate is redeemed by the customer. Customer loyalty program expense reflected within costs of sales for fiscal 2006 was $1,999. Amounts related to the pilot program prior to fiscal 2006 were immaterial to the Company’s results of operations. Program costs, including marketing, printing and administration of the program, are reflected within selling, general and administrative expenses.

(n)	Software Development Costs

Once the software has reached the level of being technologically feasible, software development costs are capitalized for internal use software through the date of implementation and are amortized on a straight-line basis over the estimated useful life of the asset not to exceed three years. Software development costs, net of amortization, included in other assets as of December 30, 2006 and December 31, 2005 were $2,842 and $1,749, respectively. Certain software development cost write-downs included in reorganization costs and expenses, net were $0 and $2,453 for the six months ended July 2, 2005 and fiscal 2004, respectively (See Note 14).

(o)	Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. The Company’s property and equipment was revalued to its fair value as of its fresh start reporting date. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Depreciable lives range from 3 to 40 years for buildings and improvements and 3 to 10 years for fixtures and equipment. Leasehold improvements are amortized over the lesser of the initial term of the lease or expected asset life. The cost of maintenance and repairs of property, plant and equipment is charged to operating expense. Construction in progress primarily includes costs related to the build out of new stores and the Company’s corporate office.

Interest costs related to assets under construction are capitalized during the construction period. Interest of $754 and $281 was capitalized for fiscal 2006 and the six months ended December 31, 2005, respectively. There was no interest capitalized during the six months ended July 2, 2005 and fiscal 2004.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(p)	Intangible Assets

Upon the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and trademarks were determined to have indefinite useful lives and are no longer amortized into results of operations, but instead are reviewed for impairment annually, or more often if impairment indicators arise, and written down and charged to results of operations only in the periods in which the recorded value of goodwill or trademarks is more than fair value.

The Company uses the two-phase process prescribed in SFAS 142 for impairment testing of goodwill and has selected the fourth quarter of each fiscal year to perform its annual impairment test. Additionally, the Company completed an impairment review of its goodwill and trademarks during the third quarter of 2006. The first phase identifies indications of impairment; while the second phase (if necessary), measures the impairment. See Note 7 for further discussion of the Company’s intangible assets, including the impairment tests performed during fiscal 2006 and 2005 and related impairment charges recorded during the third quarter of fiscal 2006 and the fourth quarter of fiscal 2005.

(q)	Investments

Investments in joint ventures for which the Company owns less than 50% of the voting interest and does not demonstrate any other indicators of control are accounted for under the equity method. As a result of the timing of receipt of financial information, the Company records its equity in the earnings (losses) of foreign joint ventures on a one-month lag basis (See Note 8).

(r)	Deferred Financing Costs

Debt financing costs are capitalized and amortized as interest expense over the terms of the underlying obligation. These deferred financing costs are included in other assets.

(s)	Income Taxes

Deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Prior to its emergence from Chapter 11, the Company was included in the consolidated Federal income tax return of Spiegel’s majority stockholder, Spiegel Holdings, Inc. Income tax expense and benefit in the combined financial statements for periods prior to July 2, 2005 were prepared on a carve-out basis and have been calculated as if the entities and operations of the Company filed consolidated returns on a stand-alone basis, consistent with the requirements of SFAS No. 109, Accounting for Income Taxes. Current income tax payments and refunds were settled through the due to/from Spiegel for periods prior to July 2, 2005. Subsequent to its emergence from bankruptcy, the Company files its own consolidated Federal income tax return.

(t)	Foreign Currency Translation and Exchange Rates

The financial statements of the Company’s Canadian operations and international joint ventures are translated into U.S. dollars using the exchange rate in effect at the end of each period for assets and liabilities and the average exchange rates in effect during the period for results of operations and cash flows. The related unrealized gains or losses resulting from translation are reflected as a component of accumulated other comprehensive income or loss in stockholders’ equity. Foreign currency transaction losses, which were $588, $367, $229 and $1,743 for fiscal 2006, the six months ended December 31, 2005, the six months ended July 2,

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

2005 and fiscal 2004, respectively, primarily relate to the purchase of merchandise and are included in costs of sales in the consolidated and combined statements of operations as incurred.

(u)	Comprehensive Income (Loss)

Comprehensive income or loss measures all changes in equity of an enterprise that do not result from transactions with owners. The Company’s other comprehensive income or loss includes foreign currency translation adjustments, unrealized gains and losses related to the Company’s cash flow hedge (See Note 11), additional minimum liability adjustments prior to the Company’s adoption of SFAS No. 158 (See Note 16) and unrecognized net actuarial gains and losses related to the Company’s pension and other post-retirement benefits (See Note 16).

(v)	Impairment of Long-Lived Assets and Store Closing Costs

Long-lived assets, including property and equipment, capitalized software and definite-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable as prescribed by SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. Factors which might trigger impairment include significant underperformance relative to expected operating results, significant changes in the use of the assets or the strategy for the overall business and significant negative industry or economic trends. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such asset groups are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets group exceeds the fair value of the asset group determined using a discounted net cash flows approach. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell.

Impairment charges for fixed assets and costs related to early termination of leases prior to July 2, 2005 were included in reorganization costs and expenses, net, or selling, general and administrative expenses, as applicable. Subsequent to July 2, 2005, these charges are reflected in selling, general and administrative expenses. Costs related to early termination of leases consist of lease buyout expense or the difference between the Company’s rent and the rate at which it expects to be able to sublease the properties, net of related costs. This charge is discounted using a credit adjusted risk-free rate in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Most store closures occur upon the lease expiration. Asset impairments and lease rejection costs for store closings related to the Company’s Chapter 11 bankruptcy were recorded as reorganization costs in accordance with SOP 90-7 (See Note 14).

(w)	Insurance/Self-Insurance

A combination of insurance and self-insurance is used to cover a number of risks, including workers’ compensation, general liability, automobile, liability and employee-related health care benefits, a portion of which is reimbursed by the employee. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The Company believes that it has taken reasonable steps to ensure that it is adequately accrued for costs incurred related to these programs at December 30, 2006.

(x)	Operating leases, Deferred rent obligations and Unfavorable lease obligations

The Company leases office facilities, distribution centers, retail store space and data processing equipment under operating leases. Many of the Company’s lease agreements, primarily related to retail store space, provide for tenant improvement allowances, rent escalation clauses and/or contingent rent. Most of the retail store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Minimum rental expenses, which include defined scheduled

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

rent increases, are recognized over the term of the lease. The Company recognizes minimum rental expenses on a straight-line basis starting on the earlier of when possession of the property is taken from the landlord or when the Company controls the use of the space, which date normally precedes store opening to provide for a construction period. The current portion of excess straight-line rent expense over scheduled payments is recorded within accrued liabilities and the non-current portion is recorded in deferred rent obligations on the Company’s balance sheets.

Tenant improvement allowances, which are reflected in deferred rent obligations on the Company’s balance sheets, are amortized on a straight-line basis over the term of the lease as a reduction to rent expense in the statement of operations.

In accordance with SOP 90-7 and SFAS No. 141, Business Combinations, the deferred rent obligations of the Predecessor were removed from the Predecessor’s balance sheet and the leases were remeasured to fair value as of July 2, 2005. The remeasurement of the leases resulted in the recording on the Successor’s balance sheet a net unfavorable lease obligation based upon an independent valuation appraisal of the payment terms of the Company’s existing leases as of July 2, 2005. This net unfavorable lease obligation is being amortized on a straight-line basis over the remaining term of the leases.

Additional deferred rent obligations associated with the excess of straight-line rent expense over scheduled payments and tenant improvement allowances received subsequent to July 2, 2005 are recorded on the Company’s balance sheet in accrued liabilities (current portion) and deferred rent obligations (non-current portion).

(y)	Guarantees

The Company has applied the measurement and disclosure provisions of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees of the Indebtedness of Others,” to agreements that contain guarantee and certain other indemnification clauses. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. The Company is party to various contractual agreements under which it may be obligated to indemnify the other party for certain matters. These contracts include commercial contracts, operating leases, trademarks, financial agreements and various other agreements. Under these contracts, the Company may provide certain routine indemnifications relating to representations and warranties. The terms of these indemnifications range in duration and may not be explicitly defined. The Company is unable to estimate the potential liability for these types of indemnifications as the agreements generally do not specify a maximum amount, and the amounts are often dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time; however the Company believes that the initial fair value of any of these guarantees would be immaterial. Historically, the Company has not made any significant indemnification payments under such agreements and no amounts have been accrued in the Company’s financial statements.

(z)	Derivative Instruments

The Company uses derivative instruments primarily to manage exposure to fluctuations in interest rates, to lower its overall costs of financing and to manage the mix of floating- and fixed- rate debt in its portfolio. Derivative instruments are not used for trading or speculative purposes. In accordance with SFAS No. 133, Derivative Instruments and Hedging Activities (“SFAS 133”), all derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. To qualify for hedge accounting treatment, each derivative must be designated as a hedge at inception and evaluated for effectiveness throughout the hedge period. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects earnings. Changes in fair values of derivative instruments that are not designated as hedging instruments and ineffective portions of cash flow hedges are immediately recognized in the statement of operations in other income (expense).

Hedge accounting is discontinued prospectively if and when it is determined that either the derivative instrument no longer meets the requirements for hedge accounting as defined in SFAS 133; the derivative instrument expires or is sold, terminated, or exercised; or management determines that the designation of the derivative instrument as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the derivative instrument will continue to be carried at fair value on the balance sheet, with changes in fair value immediately recognized in the statement of operations, unless the derivative instrument has expired or been sold, terminated, or exercised. Cash flows from derivative instruments designated in hedging relationships are classified in the statements of cash flows under the same categories as the cash flows from the corresponding hedged assets or liabilities. See Note 11 for a discussion of the Company’s interest rate swap agreement, which has been designated as a cash flow hedge.

(aa)  Stock-Based Compensation Expense

Effective with its adoption of fresh start reporting on July 2, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. SFAS 123(R) requires that new, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock units (“RSUs”), be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The Company was not required to select a transition method for the adoption of SFAS 123(R) because prior to the Company’s emergence from bankruptcy and corresponding adoption of fresh start reporting, the Company had no share-based payment transactions. See Note 17 for a discussion of the Company’s share-based payment transactions, including stock options and RSUs, issued subsequent to the Company’s emergence from bankruptcy.

(bb)  SAC Securitization Interest Asset and Related Promissory Note Obligation

The Company has recognized receivables associated with certain trusts holding securitized interests in credit card receivables of former Spiegel subsidiaries. Ownership of these subsidiaries was transferred to the Company upon the Effective Date. Additionally, the Company has recognized liabilities related to these interests as the Company is obligated to pay 90% of any proceeds received from the trusts to the Creditor’s Trust. The fair value of these interests, estimated using the discounted present value of the estimated future cash flows, along with liabilities equal to 90% of the fair value of the receivables recorded were recognized in conjunction with the Company’s adoption of fresh start reporting on July 2, 2005.

Prior to December 2006, these receivables were accreted to their present value using the applicable discount rate. The corresponding liabilities related to these interests were accreted to their present value at an amount equal to 90% of the accretion of the related receivables. The net accretion income was reflected in other income in the Company’s statement of operations. During December 2006, the ownership structure of the receivables changed such that the Company now holds a direct ownership interest in the outstanding receivables versus previously owning a subordinated interest in the receivables. Accordingly, the Company revalued the receivables and corresponding liabilities to their fair value in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, (“SFAS 140”) and now reflects the receivables as financing receivables on its consolidated balance sheet. See Note 9 for further discussion of the securitization interest receivables and related promissory note obligations.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(cc)  Correction of Immaterial Error Related to Prior Periods

In the course of preparing its 2006 financial statements, the Company identified errors related to its tax accounting for fiscal 2005 and prior years. The Company determined that in accounting for income taxes it did not properly reconcile the book and tax depreciation on its property and equipment related primarily to the treatment of tenant improvement allowances granted in connection with the opening of new retail stores. As a result, the Company recorded an incorrect amount of deferred tax assets in fiscal 2005 and prior periods. The Company has recorded the cumulative effect of these errors in the fourth quarter of fiscal 2006 by increasing its goodwill balance by $11,868 and reducing its non-current deferred tax assets by $11,868.

The Company reviewed the impact of these errors on prior annual and interim periods in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality (“SAB 99”) and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) and determined that the errors were not material to any of the prior periods. Additionally, the Company concluded that the cumulative impact of these errors did not have a material impact on the fourth quarter of fiscal 2006 or fiscal 2006.

(dd)  Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides (“FSP FAS 158-1”). FSP FAS 158-1 updates the illustrations contained in the appendices of FASB Statements No. 87, No. 88 and No. 106. This FSP also amends the questions and answers contained in the FASB’s special reports on FASB Statements No. 87, No. 88 and No. 106. Lastly, FSP FAS 158-1 makes conforming changes to other guidance and technical corrections to SFAS No. 158. FSP FAS 158-1 was adopted in conjunction with Company’s adoption of SFAS No. 158, which is discussed further below.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (see below). The Company is currently assessing the impact of SFAS 159 which it will be required to adopt no later than the first quarter of its fiscal year ending January 3, 2009.

In October 2006, the FASB issued FSP FAS 123(R) — 5, Amendment of FASB Staff Position FAS 123(R)-1 (“FSP FAS 123(R)-5”). FSP FAS 123(R)-5 amends previous guidance within FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). FSP FAS 123(R)-5 states that equity instruments that were originally issued as employee compensation and then modified, and that the modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in recognition or the measurement of those instruments will result if (i) there is no increase in fair value of the award (or ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring, and (ii) all holders of the same class of equity instruments are treated in the same manner. FSP

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

FAS 123(R)-5, which the Company does not anticipate to have a material impact to its results of operations or financial condition, is effective for the Company for the first quarter of fiscal 2007.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“SFAS 158”). SFAS 158 requires companies to (i) recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur via reporting them within other comprehensive income. SFAS 158 does not change the amounts recognized in the income statement as net periodic benefit cost. SFAS 158, with the exception of the new measurement date requirements, is effective for fiscal year ends ending after December 15, 2006. The new measurement requirements will be effective for fiscal years ending after December 15, 2008. See Note 16 for further discussion of the impact of the Company’s adoption of SFAS 158 during the fourth quarter of 2006.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 states that SEC registrants must quantify the impact of correcting all misstatements, including both the carrying over and reversing effects of prior year misstatements on current year financial statements, thus requiring financial statement adjustment when either approach results in quantifying a misstatement that is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted the provisions of SAB 108 effective for the fourth quarter of fiscal 2006, which had no material impact to the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS 157 which it will be required to adopt no later than the first quarter of its fiscal year ending January 3, 2009.

In July 2006, the FASB issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 which it will adopt during the first fiscal quarter of 2007, but does not anticipate it to have a material impact to its results of operations or financial condition.

In June 2006, the Emerging Issues Task Force (“EITF”) ratified its conclusion on EITF No. 06-03, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The EITF concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer such as sales, use, value added and certain excise taxes, is an accounting policy decision that should be disclosed in a company’s financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for fiscal years beginning after December 15, 2006. See Note 4(f) for the Company’s disclosure of its accounting policy related to its presentation of its taxes.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”). SFAS 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. SFAS 156 (i) clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, (ii) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and (iii) permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent measurement. Additionally SFAS 156 permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute — fair value. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently assessing the impact of SFAS 156 which it is required to adopt during the first quarter of 2007, however it does not anticipate that it will have a material impact on its results of operation or financial condition.

In February 2006, the FASB issued FSP FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event (“FSP FAS 123(R)-4”). FSP FAS 123(R)-4 provides guidance on the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. In accordance with this standard, a cash settlement feature in an option or similar instruments issued as employee compensation would be classified and measured as equity if it can be exercised only upon the occurrence of a contingent event that is outside the employee’s control and such event is not probable. An option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring, shall be accounted for similar to a modification from an equity to liability award. The Company has applied the provisions of FSP FAS 123(R)-4 when accounting for its stock based compensation grants awarded to employees subsequent to its emergence from bankruptcy.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently assessing the impact of SFAS 155 which it is required to adopt during the first quarter of 2007, however it does not anticipate that it will have a material impact on its results of operation or financial condition.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(5)     Discontinued Operations

In February 2005, the Company announced its plans to discontinue operating the “Eddie Bauer Home” concept, which was approved by the Bankruptcy Court. The decision to close the Eddie Bauer Home stores was made in order to allow the Company to refocus its efforts on its primary retail business of selling apparel and accessories. As of February 2005, the Company operated 34 Eddie Bauer Home stores. The Eddie Bauer Home store inventories were liquidated by discounting the merchandise in the Eddie Bauer Home stores and through the Company’s Internet site. All store locations were closed by September 2005.

The financial data of the Eddie Bauer Home operations, included in discontinued operations for all periods, is presented below. Interest expense (income) has been allocated to discontinued operations for each period based upon the average intercompany balance outstanding and totaled $0, $(15), $7 and $44 for fiscal 2006, the six months ended December 31, 2005, the six months ended July 2, 2005 and fiscal 2004, respectively.

		Successor	Predecessor
	Successor	Six Months Ended	Six Months Ended	Predecessor
	2006	December 31, 2005	July 2, 2005	2004
Total revenue	$(21)	$13,890	$39,177	$75,355
Income (loss) before taxes	(534)	(1,440)	(4,347)	4,727
Income tax (benefit) expense	—	—	(1,686)	1,834
Net income (loss)	(534)	(1,440)	(2,661)	2,893

Assets and liabilities as of December 31, 2005 are reflected in the table below. There were no remaining assets or liabilities of discontinued operations as of December 30, 2006.

Successor
December 31, 2005

Cash	$—
Receivables, net	—
Inventory	—
Other current assets	498

Total current assets	$498

(6)     Earnings per Share

Earnings per share data have been included for periods subsequent to July 2, 2005. As discussed in Note 2, on June 21, 2005, Eddie Bauer was formed and 30 million shares of common stock of Eddie Bauer were distributed pursuant to the Plan of Reorganization in satisfaction of pre-petition claims. The Company chose the date of July 2, 2005 to apply its fresh start reporting and, accordingly no earnings per share data have been included for the period of June 21, 2005 through July 2, 2005. Additionally, no earnings per share data is presented in the historical combined financial statements of Eddie Bauer, Inc. and its related operations because they were wholly-owned subsidiaries of Spiegel and there were no shares outstanding for the combined entity.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table presents the computation of income (loss) per basic and diluted share for periods subsequent to July 2, 2005:

		Successor
	Successor	Six Months Ended
	Fiscal 2006	December 31, 2005

Loss from continuing operations	$(211,449)	$(21,348)
Loss from discontinued operations	(534)	(1,440)

Net loss	$(211,983)	$(22,788)
Weighted average common shares outstanding	30,012,896	29,995,092
Net effect of dilutive stock options(a)	—	—

Weighted average common shares and equivalents outstanding	30,012,896	29,995,092
Income (loss) per basic share:
Loss from continuing operations	$(7.04)	$(0.71)
Loss from discontinued operations	(0.02)	(0.05)

Net loss	$(7.06)	$(0.76)
Income (loss) per diluted share:
Loss from continuing operations	$(7.04)	$(0.71)
Loss from discontinued operations	(0.02)	(0.05)

Net loss	$(7.06)	$(0.76)

(a)	As of December 30, 2006 and December 31, 2005, there were 590,375 and 651,668, respectively, Eddie Bauer common stock options and 603,533 and 1,003,515, respectively, restricted stock units outstanding that were antidilutive and therefore were excluded from the calculation of diluted earnings per share.

(7)     Intangible Assets

Carrying Values of Intangible Assets and Amortization Expense

Summarized below are the carrying values for the major classes of intangible assets that are amortized under SFAS No. 142 as well as the carrying values of those intangible assets that are not amortized.

	Successor as of December 30, 2006
		Gross Carrying	Accumulated
	Useful Life	Amount	Amortization

Intangible assets subject to amortization:
Customer lists	3.5 years	$9,000	$(5,530)
Licensing agreements	6 years	$35,000	$(8,750)
Intangible assets not subject to amortization:
Trademarks	n/a	$185,000	n/a
Goodwill	n/a	$114,765	n/a

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Successor as of December 31, 2005
		Gross Carrying	Accumulated
	Useful Life	Amount	Amortization

Intangible assets subject to amortization:
Customer lists	3.5 years	$9,000	$(1,994)
Licensing agreements	6 years	$35,000	$(2,917)
Intangible assets not subject to amortization:
Trademarks	n/a	$185,000	n/a
Goodwill	n/a	$220,481	n/a

The following table provides a rollforward of goodwill for the fiscal years ended December 30, 2006 and December 31, 2005:

Goodwill balance as of January 1, 2005	$76,601
Net impact of fresh start adjustments recorded as of July 2, 2005	143,880

Goodwill balance as of December 31, 2005	$220,481
Impairment charge recorded during three months ended September 30, 2006	(117,584)

Goodwill balance as of September 30, 2006	$102,897
Adjustment to goodwill balance recorded as of December 30, 2006 (see further discussion below and in Note 4 (cc))	11,868

Goodwill balance as of December 30, 2006	$114,765

After discovering prior period errors in the Company’s goodwill and deferred tax asset balances, the Company recorded an adjustment to its goodwill balance of $11,868 in the fourth quarter of 2006. See further discussion in Note 4 (cc).

The following table presents the estimated amortization expense related to the Company’s intangible assets subject to amortization for each of the following periods:

Estimated amortization expense for fiscal years:
2007	$8,052
2008	$7,085
2009	$5,833
2010	$5,833
2011	$2,917

$29,720

Impairment Charges of Indefinite-Lived Intangible Assets

The Company’s adoption of fresh start reporting effective July 2, 2005, resulted in the recording of indefinite-lived intangible asset values of $220,481 and $225,000 for goodwill and trademarks, respectively.

During the fourth quarter of fiscal 2005, the Company completed its annual impairment tests for both goodwill and trademarks in accordance with SFAS No. 142, which resulted in a pretax impairment charge totaling $40,000 related to trademarks, which was reflected in impairment of indefinite-lived intangible assets on the Company’s statement of operations. The fair value of the Company’s trademarks as of the fourth quarter of fiscal 2005 was estimated to be $185 million and was determined using the discounted present value of estimated future cash flows, which included a long-term growth rate of 3.5% and a discount rate of 16%. The decline in the fair value of the Company’s trademarks since July 2, 2005 was due principally to decreases

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

in projected revenues. The annual impairment review of the Company’s goodwill balance as of the fourth quarter of fiscal 2005 was completed using the two-step approach prescribed in SFAS No. 142 and resulted in no impairment charge.

As a result of interactions with the Company’s investment bankers, preliminary indications of interest received from various third parties during the Company’s publicly announced process of evaluating various strategic alternatives, and the significant decline in the Company’s common stock price during the third quarter of 2006, the Company determined that it was more likely than not that the fair value of its enterprise was below its carrying value. Accordingly, in accordance with SFAS No. 142, the Company completed impairment tests for its indefinite-lived intangible assets, including its goodwill and trademarks, during the third quarter of 2006.

The fair value of the Company’s trademarks during the third quarter of 2006 was determined using the discounted present value of estimated future cash flows, which included a long-term growth rate of 3.5% and a discount rate of 17.5% and was estimated to be $185 million, equal to the Company’s net book value for its trademarks. Accordingly, no impairment charge was recorded during the third quarter of 2006 related to the Company’s trademarks.

The fair value of the Company’s enterprise value for purposes of its goodwill impairment test during the third quarter of 2006 was estimated primarily using a discounted cash flow model and was further supported by valuations using market comparables and market transactions for other retail companies and the Company’s common stock price. The Company determined that it has one reporting unit for purposes of its goodwill impairment test. The impairment review of the Company was completed using the two-step approach prescribed in SFAS No. 142. The first step included a determination of the enterprise value of the Company using a discounted cash flow model was based upon the Company’s internal plans related to the future cash flows of the Company’s primary assets. The discounted cash flow valuation used a discount rate of 14.5%, which represented the Company’s weighted average cost of capital and an expected growth rate of 3.5%. In order to assess the fair value of the Company in its entirety, following the calculation of the discounted cash flows of the Company’s primary assets, the book value of the Company’s interest-bearing debt was deducted and the fair values of the assets not contributing to the discounted cash flows of the Company’s primary assets, including the Company’s net operating loss carryforwards, were added to derive the fair value of the Company’s total net assets. Upon completion of step one of the goodwill impairment test, the estimated fair value of the Company was less than the carrying value of the Company’s net book value and long-term debt. Accordingly, the Company completed step two of the goodwill impairment test, which included comparing the implied fair value of the Company with the carrying amount of goodwill. Upon completion of step two of the goodwill impairment test, the Company recorded an impairment charge of $117,584 related to its goodwill, which was reflected in Impairment of indefinite-lived intangible assets on the Company’s statement of operations. The decline in the fair value of the Company since its fresh start reporting date of July 2, 2005 was due principally to lower than projected revenues and gross margins.

During the fourth quarter of 2006, the Company completed its annual impairment tests for both its goodwill and trademarks consistent with the testing performed during the third quarter of 2006. The Company concluded that its enterprise value and the fair value of its trademarks approximated the values as determined during its impairment tests during the third quarter of 2006 because there were no significant changes in the Company’s long-range forecast, discount rate or expected growth rate. Additionally, the Company’s results of operations during the fourth quarter of 2006 were generally consistent with the long-range plan used during its third quarter impairment review. The Company’s estimated enterprise value as of the fourth quarter of 2006 exceeded its net carrying value and, accordingly, the Company concluded that it passed step one of its goodwill impairment test.

The Company’s impairment evaluations during the fourth quarter of 2005 and third and fourth quarters of 2006 of both goodwill and trademarks included reasonable and supportable assumptions and projections and

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

were based on estimates of projected future cash flows. The Company experienced lower than anticipated sales during the second half of 2005 and the first three quarters of 2006, indicative of a weaker than expected response by its customers to the Company’s merchandise collection. The long-range projections used in the Company’s impairment evaluations assume that the Company will successfully introduce merchandise assortments that appeal to its core customer tastes and preferences and respond to future changes in customer style preferences in a timely and effective manner. These estimates of future cash flows are based upon the Company’s experience, historical operations of the stores, catalogs and Internet sites, estimates of future profitability and economic conditions. Future estimates of profitability and economic conditions require estimating such factors as sales growth, employment rates and the overall economics of the retail industry for up to twenty years in the future, and are therefore subject to variability, are difficult to predict and in certain cases, beyond the Company’s control. The assumptions utilized by management were consistent with those developed in conjunction with the Company’s long-range planning process. If the assumptions and projections underlying these evaluations are not achieved, or should the Company ultimately adopt and pursue different long-range plans, the amount of the impairment could be adversely affected. Accordingly, there can be no assurance that there will not be additional impairment charges in the future based on future events and that the additional charges would not have a materially adverse impact on the Company’s financial position or results of operations.

(8)  Investments in Foreign Joint Ventures

The Company has a 30% interest in Eddie Bauer Japan, Inc. (“Eddie Bauer Japan”), a joint venture established to sell Eddie Bauer merchandise in Japan. The remaining 70% interest is held by a joint venture, half of which is owned by Otto Sumisho, Inc. (a joint venture company of Otto KG, a former Spiegel affiliate, and Sumitomo Corporation).

The Company has a 40% interest in Eddie Bauer GmbH & Co. (“Eddie Bauer Germany”), a joint venture established to sell Eddie Bauer merchandise in Germany. The remaining 60% is held by Heinrich Heine GmbH and Sport-Scheck GmbH (both former Spiegel affiliates and subsidiaries of Otto KG).

The investments in these joint ventures are accounted for using the equity method and are included in other assets on the consolidated balance sheets. As of December 30, 2006 and December 31, 2005, the carrying value of investments accounted for under the equity method exceeded the Company’s share of the underlying reported net assets by $6,750 and $5,589 (restated), respectively. These differences resulted from the fresh start adjustments recorded by the Company in conjunction with its emergence from bankruptcy and the adjustments recorded by the Company in December 2006 related to Eddie Bauer Germany as further discussed below. The $5,589 is restated as the Company incorrectly assumed as of December 31, 2005 that its carrying value equaled the Company’s proportionate share of Eddie Bauer Germany’s net assets, when in fact it exceed its proportionate share of Eddie Bauer Germany’s underlying net assets by $5,589. There was no impact to the Company’s financial position or results of operations as a result of this change. The difference in the carrying value of the Company’s investments versus the underlying reported net assets as of December 30, 2006 and December 31, 2005 included fresh start adjustments of $3,678 related to Eddie Bauer Japan and $1,911 related to Eddie Bauer Germany. The differences in the carrying values as of the Company’s fresh start reporting date represent goodwill and in accordance with SFAS 142 are not being amortized.

The Company’s carrying value of its Eddie Bauer Germany investment also reflected two adjustments recorded by the Company in December 2006. The first adjustment included a $739 write-down of its proportionate share of Eddie Bauer Germany’s fixed asset and inventory balances to their net realizable value. Eddie Bauer Germany recorded these impairments during the first quarter of 2007, however as the Company determined that these impairments existed as of December 30, 2006, they reflected these write-downs in their fiscal 2006 equity losses. With respect to Eddie Bauer Germany’s fixed assets, the Company determined that the projected cash flows related to Eddie Bauer Germany’s stores was less than the carrying value of their

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

fixed assets as of December 30, 2006 and accordingly recorded its proportionate share of the fixed asset impairment as of December 30, 2006. With respect to Eddie Bauer Germany’s inventory balance, the Company determined that a permanent write-down of Eddie Bauer Germany’s inventory to its net realizable value was required as of December 30, 2006. The second adjustment recorded by the Company related to its investment in Eddie Bauer Germany as of December 2006 related to forgiveness by the Company of collection of its $1,900 royalty accounts receivable balance from Eddie Bauer Germany to fund the Company’s share of future anticipated losses to be recorded by Eddie Bauer Germany related to its store closing costs. This represented a non-cash transaction that the Company reflected as a reduction to its accounts receivable balance and an increase to its investment in Eddie Bauer Germany.

During fiscal 2006, the Company received a distribution of $362 from Eddie Bauer Japan related to a distribution of its earnings as approved by the board of directors of Eddie Bauer Japan.

The Company had accounts receivable, investment balances and royalty income of:

	Eddie Bauer	Eddie Bauer
	Japan	Germany

Accounts receivable:
December 30, 2006 (Successor)	$1,521	$122
December 31, 2005 (Successor)	2,416	1,314
Investment:
December 30, 2006 (Successor)	$12,855	$3,142
December 31, 2005 (Successor)	12,493	5,163
Royalty income:
2006 (Successor)	$4,647	$1,979
Six months ended December 31, 2005 (Successor)	2,082	1,012
Six months ended July 2, 2005 (Predecessor)	2,021	985
2004 (Predecessor)	3,803	2,535

The Company records its proportionate share of the equity in the earnings (losses) on foreign joint ventures on a one-month lag basis. Accordingly, summarized financial information of these joint ventures as of November 30, 2006 and November 30, 2005 follows:

	Eddie Bauer	Eddie Bauer
	Japan	Germany

As of November 30, 2006:
Current assets	$42,928	$20,436
Total assets	66,462	23,842
Current liabilities	35,872	18,649
Total liabilities	35,872	18,649
Total partners’ capital	30,589	5,193
As of November 30, 2005:
Current assets	$35,886	$21,795
Total assets	60,639	25,467
Current liabilities	31,257	12,559
Total liabilities	31,257	12,559
Total partners’ capital	29,382	12,908

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for the twelve months ended November 30, 2006, November 30, 2005 and November 30, 2004 follows:

	Eddie Bauer	Eddie Bauer
	Japan	Germany

Twelve months ended November 30, 2006:
Net revenue	$128,770	$60,079
Gross margin	79,356	30,088
Net income (loss)	2,761	(8,655)
Twelve months ended November 30, 2005:
Net revenue (Restated)	$123,981	$64,696
Gross margin	76,595	32,616
Net income (loss)	2,077	(2,380)
Twelve months ended November 30, 2004:
Net revenue (Restated)	$118,175	$75,790
Gross margin	73,049	38,399
Net income	1,954	6,115

Net revenues for the twelve months ended November 30, 2005 and November 30, 2004 have been restated to appropriately reflect shipping and handling and certain other charges to Eddie Bauer Germany’s customers as revenue. There was no impact to Eddie Bauer Germany’s gross margin or net income as these amounts were previously recognized by Eddie Bauer Germany as costs of sales.

(9)  SAC and FSAC Securitization Interests and Related Eddie Bauer Holdings Promissory Note

As discussed in Note 2, in conjunction with its emergence from bankruptcy, ownership of FSAC and SAC was transferred to Eddie Bauer. FSAC and SAC are special-purpose entities created by Spiegel in prior years to accomplish securitizations of certain credit card receivable portfolios and were not parties to the Chapter 11 bankruptcy filing. As of the Company’s fresh start accounting date, the FSAC and SAC subsidiaries each owned a securitization interest (the “Securitization Interests”) in subordinated amounts that might arise from post-emergence recoveries in certain pre-petition securitization transactions to which Spiegel and its subsidiaries were a party. In addition, in connection with its emergence from bankruptcy proceedings, Eddie Bauer issued a non-recourse promissory obligation to a liquidating trust (the “Promissory Note”) established for the benefit of the creditors of Spiegel (the “Creditor Trust”) pursuant to which Eddie Bauer is obligated to pay to the Creditor Trust 90% of any proceeds received by FSAC and SAC in respect of these Securitization Interests. This Promissory Note is payable only from the proceeds (if any) received by Eddie Bauer in respect of the Securitization Interests.

There are no amounts recorded in the Predecessor’s combined financial statements herein in respect of the Securitization Interests or the related Promissory Note as the SAC and FSAC entities were not transferred to Eddie Bauer from Spiegel until the emergence from Chapter 11 and, accordingly, were not included as a component of the Predecessor’s combined financial statements. Moreover, Spiegel had fully written off the book value of these interests in periods prior to the Effective Date.

FSAC Securitization Interest

Fair value of the FSAC securitization interest as of the Company’s fresh start reporting date was determined using the actual amounts received in December 2005, which totaled $19,898. The majority of these proceeds arose from the required liquidation of the remaining FSAC receivables at that time. No discount rate was applied to the fair value of the FSAC Securitization Interest as of July 2, 2005 due to the short time

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

period subsequent to the Effective Date in which the proceeds were received and subsequently paid to the Creditor Trust. The December 2005 payment represented the final payout of the FSAC securitization interest and therefore no additional proceeds have been received subsequent to December 2005.

SAC Securitization Interest

During the bankruptcy process, the Company entered into a settlement agreement with MBIA Insurance Corporation (a guarantor of payments of the Spiegel Credit Card Master Note Trust, the “Note Trust”). Pursuant to the settlement agreement, SAC assigned to the MBIA Settlement Trust (the “Settlement Trust”) certain rights that SAC had in its seller’s interest, collateral or other interest in the Note Trust as of the effective date of the settlement agreement. SAC is entitled to receive any residual amount from the Settlement Trust once the original note holders are paid and certain MBIA expenses and other claims are satisfied after the Settlement Trust is terminated.

As of the Company’s fresh start reporting date, the fair value of the SAC securitization interest of $130,616 was determined with the assistance of a valuation specialist by estimating the discounted cash flows expected to be received by SAC. A discount rate of 30% was used, which included a 13% discount rate used to calculate the present value of the estimated collections and a 17% discount rate was applied to reflect uncertainties associated with risk of collection.

During the third quarter of 2006, $74,128 in cash was received related to the outstanding receivables under the SAC securitization interests. In accordance with the terms of the non-recourse promissory obligation established for the benefit of the creditors of Spiegel, 90% of the cash proceeds, which totaled $66,715, were paid to the Creditor Trust during the third quarter. As a result of the cash received, the obligations to the original note holders within the Settlement Trust were settled and certain of the related expenses of MBIA were paid from a portion of the cash proceeds received during the third quarter. The Settlement Trust was not terminated as of September 30, 2006 since not all of the related expenses were paid. The Settlement Trust was terminated during December 2006.

Upon the termination of the Settlement Trust, SAC became the sole beneficial owner of the receivables held under the Note Trust and as a result, SAC has a unilateral right to terminate the Note Trust. Accordingly, effective December 2006, consistent with SFAS 140, the Note Trust is no longer accounted for as a qualifying special purpose entity.

In conjunction with the termination of the Settlement Trust, the outstanding receivables and related liabilities under the Promissory Note were revalued to their fair values of $45,978 and $41,380, respectively. The increase in the estimated fair value of the receivables resulted primarily from the estimated timeframe in which cash collections would be received. Accordingly, the Company recognized a net gain of $466 within other income in its statement of operations which related to the net increase in fair value of the SAC subordinated interest held prior to the re-conveyance by the Settlement Trust.

Subsequent to the termination of the Settlement Trust, the Company began accounting for its interest in the outstanding receivables received from the Note Trust under SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, (“SOP 03-3”). Under SOP 03-3, future cash proceeds on the outstanding receivables are split between their accretable yield, which represents the difference between the estimated cash collections and the carrying value of the receivables, and the nonaccretable yield, which represents the excess of contractual cash flows over the estimated cash collections. The accretable yield is recognized as interest income, within other income on the Company’s statement of operations, using the effective interest method over the expected term of the receivables. Future decreases in estimated cash flows will be recognized as an impairment charge and corresponding valuation allowance against the outstanding receivables. Subsequent increases in the estimated cash flows, if any, will be recognized prospectively as an adjustment to the receivables’ accretable yield over the remaining life of the receivables, after first reversing

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

any previously recorded valuation allowance. The liability for the Promissory Note that requires the Company to pay 90% of the cash flow from the receivables will continue to be accounted for at fair value and future changes in estimated cash payments (as a result of future increases or decreases in estimated cash flows of the outstanding receivables) will be recorded as an increase or decrease to the liability with a corresponding adjustment to other income (expense).

As a result of the termination of the Settlement Trust, the Company reclassified the remaining outstanding receivables to financing receivables on its consolidated balance sheet as of December 30, 2006. The following tables summarize the amounts reflected in the Successor’s balance sheets as of December 30, 2006 and December 31, 2005, respectively:

	Successor	Successor
	At	At
	December 30,	December 31,
	2006	2005

Assets:
Financing receivables — current(a)	$45,978	$—
Current receivables from securitization interests	—	62,907
Non-current receivables from securitization interests	—	76,434

Total Assets	$45,978	$139,341

Liabilities:
Current liabilities related to securitization note	$41,380	$56,616
Non-current liabilities related to securitization note	—	68,791

Total Liabilities	$41,380	$125,407

(a)	No amounts have been recorded as an allowance for uncollectible accounts as of December 30, 2006.

During the fourth quarter of 2006, $41,496 in cash was received by the Company of which 90%, totaling $37,346, was paid to the Creditor Trust.

As of the termination date of the Settlement Trust (the assumed acquisition date for purposes of accounting under SOP 03-3), the Company calculated the accretable yield and non-accretable difference related to the outstanding financing receivables as follows:

Accretable Yield:
Cash flows expected to be collected as of acquisition date	$50,158
Less: Carrying value as of acquisition date	45,978

Accretable Yield as of acquisition date	$4,180

Nonaccretable Difference:
Contractually required payments as of acquisition date	$150,180
Less: Cash flows expected to be collected as of acquisition date	50,158

Nonaccretable difference as of acquisition date	$100,022

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The table below reflects the statement of operations activity for fiscal 2006 and the six months ended December 31, 2005 related to the receivables and the related obligation under the Promissory Note. The net accretion income reflected in the Company’s statement of operations for fiscal 2006 and the six months ended December 31, 2005 included a present value adjustment based upon the Company’s estimated 13% discount rate. There were no adjustments recorded during fiscal 2006 or the six months ended December 31, 2005 related to the collectibility of the net receivables. No accretable yield was recognized prior to December 30, 2006.

		Successor
	Successor	Six Months Ended
	2006	December 31, 2005

Statement of Operations:
Accretion income related to receivables from securitization interests	$17,898	$8,724
Accretion expense related to liabilities from securitization interests	(16,107)	(7,851)

Net accretion income recorded in Other income	$1,791	$873

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

Advances under the revolving credit facility may not exceed a borrowing base equal to various percentages of Eddie Bauer, Inc.’s eligible accounts receivable balances and eligible inventory, less specified reserves. The revolving credit facility is secured by a first lien on Eddie Bauer, Inc.’s inventory and certain accounts receivable balances and by a second lien on all of Eddie Bauer, Inc.’s other assets other than the Groveport, Ohio facility. The revolving credit facility is guaranteed by Eddie Bauer and certain of its subsidiaries. The Company’s availability under the revolving credit facility was $100.9 million as of December 30, 2006. As of December 30, 2006, the Company had $12.5 million of letters of credit outstanding and no amounts had been drawn under the revolving credit facility.

Borrowings under the revolving credit facility bear interest at:

•	LIBOR plus 1.25% if the average aggregate outstanding (based upon the preceding calendar month) is less than $75 million; or

•	LIBOR plus 1.50% if the average aggregate outstanding is greater than or equal to $75 million.

The weighted average interest rate paid by the Company on the outstanding revolving credit facility for fiscal 2006 was 7.2%. In addition, the Company is required to pay an unused commitment fee of 0.25% per annum on the unused amount, plus a letter of credit fee. The revolving credit facility is scheduled to terminate on June 21, 2010.

The agreement requires that at any time the availability under the agreement is less than 10% of the maximum revolver available, the Company is required to maintain a consolidated fixed charge coverage ratio (as defined therein) of at least 1.25:1.00. The agreement also limits the Company’s capital expenditures to $60 million in 2007 and 2008, and $70 million in 2009 and 2010. Finally, there are additional covenants that restrict the Company from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in its capital stock; from entering into certain guarantees; from incurring debt and liens subject to limits specified within the agreement; and other customary

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

covenants. In April 2006, the Company obtained waivers from the lenders for certain defaults and events of default under the revolving credit facility relating primarily to previously due financial and business reports and, in connection with name changes of two subsidiaries, the perfection of security interests in collateral and notice requirements. As of December 30, 2006, the Company’s most recent quarterly compliance reporting date, the Company was in compliance with the covenants under the facility. As discussed above in Note 3 Basis of Presentation — Going Concern, in connection with the Company’s term loan refinancing it is also requesting an amendment to its revolving credit facility.

Senior Secured Term Loan

On June 21, 2005, Eddie Bauer, Inc. entered into a $300 million senior secured term loan agreement with various lenders, with JPMorgan Chase, N.A. as administrative agent. In accordance with the term loan agreement, the Company is required to repay $750 on a quarterly basis from September 30, 2005 through March 31, 2011, with the remaining balance due upon maturity of the loan on June 21, 2011. As of December 30, 2006, $274.5 million was outstanding under the term loan. The term loan is secured by a first lien on certain of the Company’s real estate assets and trademarks and by a second lien on all of the Company’s other assets.

In April 2006, in view of the Company’s expectation that it would not meet certain financial covenants contained in the term loan agreement, and to provide the Company with additional flexibility to pursue its turnaround strategy, the Company and the lenders amended certain provisions of the term loan relating primarily to financial covenant ratios and operational covenants (including capital expenditures, permitted collateral sales and store openings/closings). In April 2006, in connection with the term loan amendment, the Company obtained waivers from the lenders for certain defaults and events of default under the term loan relating primarily to previously due financial and business reports and, in connection with name changes of two subsidiaries, the perfection of security interests in collateral and notice requirements. As a result of the term loan amendment, the interest rates were increased by 1.50% per annum over what the prior agreement required, which rates will be reduced by 0.50% when the term loan balance is reduced below $225 million as a result of asset sales or voluntary prepayments from operating cash flow. The following description gives effect to this amendment.

The term loan agreement includes mandatory prepayment provisions, including a requirement that 50% (reduced to 25% if the Company’s consolidated leverage ratio on the last day of the relevant fiscal year is not greater than 1.75 to 1.00) of any excess cash flows, as defined in the agreement and measured on an annual basis beginning December 31, 2005, be applied to repayment of the loan. The amount of such excess cash flows for the fiscal year ended December 30, 2006 was $5,000. The amount of such excess cash flows for the fiscal year ended December 31, 2005 was $21,000. Payment of the $21,000 of excess cash flow was made on April 7, 2006. In the event the Company prepays the term loan with proceeds of a new loan prior to March 31, 2007, the Company is required under the term loan agreement, as amended, to pay a prepayment premium equal to 1% of the principal amount of such prepayment.

In accordance with the amended term loan agreement, interest on the loan is calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.50% to 3.25% in the case of base rate loans, or LIBOR plus 3.50% to 4.25% in the case of Eurodollar loans, based upon the Company’s corporate credit rating issued from time-to-time by Moody’s and Standard & Poor’s, provided that interest on the loan will be increased by 0.50% until the date that the aggregate principal amount of the loans outstanding is less than $225 million as a result of asset sales or voluntary prepayments from operating cash flow. On December 30, 2006, the Company’s interest rate under the amended term loan included a LIBOR rate of 5.35% plus a margin of 4.25%, for a total interest rate of 9.6%. Interest is payable quarterly on the last day of each March, June, September and December for base rate loans, and for Eurodollar loans having an interest period of three months or less, the last day of such interest period or for Eurodollar loans having an interest

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

period of longer than three months, each day that is three months after the first day of such interest period. The agreement required the Company to enter into interest rate swap agreements such that at least 50% of the aggregate principal amount of the outstanding loan is subject to either a fixed interest rate or interest rate protection for a period of not less than three years. See Note 11 for a discussion of the interest rate swap agreement the Company entered into in October 2005.

The financial covenants under the amended term loan include:

The Company’s consolidated leverage ratio (as defined therein) calculated on a trailing 12-month basis must be less than:

•	5.25 to 1.00 for the fiscal quarter ending December 31, 2006;

•	4.00 to 1.00 for the fiscal quarter ending March 31, 2007;

•	2.50 to 1.00 for the next three fiscal quarters; and

•	thereafter being reduced on a graduated basis to 1.50 to 1.00 at March 31, 2009.

In addition, the Company’s consolidated fixed charge coverage ratio (as defined therein) calculated on a trailing 12-month basis must be greater than:

•	0.95 to 1.00 for the fiscal quarter ending December 31, 2006;

•	0.975 to 1.00 for the fiscal quarter ending March 31, 2007; and

•	thereafter increasing to 1.50 to 1.00 for the quarters ending June 30, 2007 through June 30, 2011.

In addition to the financial covenants, the agreement limits the Company’s capital expenditures (net of landlord contributions) to $36 million in 2006, $45 million in 2007, $60 million in 2008, and $70 million in each of 2009, 2010 and 2011. Finally, there are additional covenants that restrict the Company from entering into certain merger, consolidation and sale transactions outside the normal course of business; making certain distributions or changes in its capital stock; entering into certain guarantees; incurring debt and liens subject to limits specified within the agreement; and other customary covenants. As of December 30, 2006, the Company’s most recent quarterly compliance reporting date, the Company was in compliance with the covenants under the amended term loan agreement. If the Company’s business fails to improve or deteriorates, the Company may not be able to comply with the financial covenants in the future. Additionally, the covenant relief the Company obtained as a result of the April 2006 amendment discussed above will expire after the first quarter of 2007 resulting in the reestablishment of the original terms related to the financial covenants. The Company expects that it will not meet certain of the financial covenants during 2007, possibly as early as the first quarter of 2007. As discussed above in Note 3, Basis of Presentation — Going Concern, the Company is working with its financial advisors and potential lenders on a refinancing package that would include a new term loan and junior capital.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Maturities of the Company’s long-term debt, including excess cash flows required to be repaid as of December 30, 2006, but excluding any mandatory prepayment provisions discussed above subsequent to December 30, 2006, are as follows:

Amount

Fiscal:
2007	$8,000
2008	3,000
2009	3,000
2010	3,000
2011	257,500
Thereafter	—

$274,500

(11)  Derivatives

The Company uses derivative instruments primarily to manage exposure to fluctuations in interest rates, to lower its overall costs of financing and to manage the mix of floating- and fixed- rate debt in its portfolio. The Company’s derivative instruments as of December 30, 2006 and December 31, 2005 included an interest rate swap agreement that the Company entered into in October 2005. In accordance with the requirements under the Company’s term loan, in October 2005, the Company entered into an interest rate swap agreement with a total notional value of $150,000, or 50% of the outstanding amount under its term loan as of that date. The notional amount of the interest rate swap totaled $147,750 and $149,250 as of December 30, 2006 and December 31, 2005, respectively. The interest rate swap agreement effectively converts 50% of the outstanding amount under the term loan, which is floating-rate debt to a fixed-rate by having the Company pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 4.665% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The interest rate swap agreement terminates in conjunction with the termination of the term loan in June 2011.

Upon entering into the interest rate swap agreement, the Company did not contemporaneously designate the interest rate swap as a cash flow hedge of 50% of its senior term loan. The fair value of the interest rate swap was determined to be $787 as of December 31, 2005 and was recorded in other assets on the consolidated balance sheet with the offset to other income in the Company’s statement of operations for the six months ended December 31, 2005. The fair value of the interest rate swap was estimated based upon the present value of the future cash flows of the interest rate swap.

Effective January 1, 2006, the Company reassessed its hedging strategy and, in accordance with SFAS 133, the Company designated the interest rate swap as a cash flow hedge of 50% of its outstanding senior secured term loan effective January 1, 2006. No portion of the interest rate swap was excluded from the assessment of the hedge’s effectiveness. Because all critical terms of the derivative hedging instrument and the hedged forecasted transaction were not identical, the interest rate swap does not qualify for the “shortcut method” as defined in SFAS 133. On a quarterly basis, the Company assesses and measures the effectiveness of the cash flow hedge using the hypothetical derivative method. In performing its assessment as of December 30, 2006, the fair value of the interest rate swap was determined to be $1,729 and the changes in cash flows of the actual derivative hedging instrument were within 80 to 125 percent of the opposite change in the cash flows of the hypothetical derivative instrument and therefore the Company concluded that the hedge was highly effective. Accordingly, the Company recorded the effective portion of the cash flow hedge, which totaled $941

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

($583 net of tax) as of December 30, 2006 within other comprehensive income (loss) on the Company’s balance sheet. No amount of the cash flow hedge was determined to be ineffective and therefore no amounts were recorded in the Company’s statement of operations for fiscal 2006. The amounts reflected in other comprehensive income will be reclassified into interest expense in the same period in which the hedged debt affects interest expense. The Company estimates that no amounts will be reclassified into interest expense within the next 12 months. No amounts were recognized in the statement of operations resulting from a cash flow hedge for which it was not probable that the original forecasted transaction would occur.

(12)  Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are a reasonable estimate of their fair value due to the short-term nature of these instruments. The estimated fair value of the Company’s receivables from securitization interests was estimated to be $46.0 million as of December 30, 2006 based upon the discounted present value of estimated future cash receipts related to the receivables.

The carrying value of the Company’s long-term debt as of December 30, 2006 and December 31, 2005 was $274.5 million and $298.5 million, respectively. The Company estimated the fair value of its long-term debt to be $274.5 million and $288.8 million as of December 30, 2006 and December 31, 2005, respectively. The fair value estimate was based upon market quotes obtained from external sources.

As of December 30, 2006 and December 31, 2005, the Company was a party to an interest rate swap agreement with notional values of $147.8 million and $149.3 million, respectively. The Company estimated the fair value of the interest rate swap agreement to be $1,729 and $787 as of December 30, 2006 and December 31, 2005, respectively, based upon the discounted present value of the future net cash flows of the interest rate swap.

(13)  Supplemental Financial Information

Supplemental Statement of Operations Information:

Depreciation and amortization:

		Successor	Predecessor
		Six Months	Six Months
	Successor	Ended	Ended	Predecessor
	2006	December 31, 2005	July 2, 2005	2004
Depreciation	$44,247	$20,533	$15,191	$37,708
Amortization of internal-use software	1,090	862	980	3,434
Amortization of deferred financing costs	788	283	—	—
Amortization of intangible assets	9,369	4,911	—	—

Total depreciation and amortization	$55,494	$26,589	$16,171	$41,142

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Supplemental Balance Sheet Information:

Property and equipment:

	Successor	Successor
	December 30,	December 31,
	2006	2005

Land	$7,471	$7,471
Buildings and improvements	50,193	53,749
Leasehold improvements	106,035	79,961
Fixtures and equipment	60,510	47,406
Construction in progress	10,990	12,744

	235,199	201,331
Less accumulated depreciation and amortization	(57,855)	(18,723)

Property and equipment, net	$177,344	$182,608

Accrued Expenses:

	Successor	Successor
	December 30,	December 31,
	2006	2005

Salaries and wages	$11,901	$18,407
Sales, payroll and business taxes	14,113	13,661
Allowance for sales returns	15,566	14,592
Gift certificates and other customer deposits	46,620	44,696
Other accrued expenses	12,260	8,214

Total accrued expenses	$100,460	$99,570

Other Comprehensive Income (Loss):

	Successor	Successor
	December 30,	December 31,
	2006	2005

Net foreign currency translation, net of tax	$—	$(258)
Fair value adjustment of cash flow hedge, net of tax	583	—
Unrecognized obligations related to pension and post-retirement plans, net of tax	2,281	(282)

Total other comprehensive income (loss)	$2,864	$(540)

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(14)  Reorganization Items

The net expense resulting from the Company’s Chapter 11 filings and subsequent reorganization efforts has been segregated from income and expenses related to ongoing operations in the combined statements of operations and included the following:

	Predecessor
	Six Months
	Ended	Predecessor
	July 2,	Fiscal
	2005	2004

Lease rejections	$2,749	$(3,708)
Professional service fees	10,705	23,373
Asset impairment and other, net	232	8,254
Severance and relocation	—	2,452
Interest income	—	(3,500)

	$13,686	$26,871

In April 2003, the Company announced its intent to close 60 under-performing stores as a part of its ongoing reorganization process, which received Bankruptcy Court approval. The Company had closed 59 of these stores as of January 3, 2004 and the remaining store was closed in the fourth quarter of fiscal 2004. In December 2003, the Company announced its intent to close an additional 29 under-performing stores as a part of its ongoing reorganization process, which received Bankruptcy Court approval. The Company closed these stores during the first quarter of fiscal 2004.

The Company did not reflect these store closures, other than the store closures associated with the Company’s discontinuation of its Eddie Bauer Home concept, as a discontinued operation because the closure of these stores would not result in the elimination of a material portion of the Company’s business in any geographic region in which the Company operates. SFAS 144 defines a component of the Company as a reportable segment, a reporting unit, a subsidiary, an asset group, or other entity that comprises operations and cash flows that can be clearly distinguished from the rest of the entity. The Company has determined that nearby stores, direct or Internet channels could substantially absorb the closed store’s customers, which would indicate that the related sales and customers were not eliminated.

The lease rejection costs for the six months ended July 2, 2005 primarily represented the rejected leases from store closings described previously. The lease rejection income in fiscal 2004 was due to lease termination agreements and mitigation of lease related claims.

Professional service fees consisted primarily of financial, legal, real estate and other consulting services directly associated with the reorganization process that were incurred by Spiegel and charged to the Company.

The closure of retail and outlet stores described above, as well as other facilities, resulted in the write off of approximately $222 for the six months ended July 2, 2005 and $1,989 in assets in fiscal 2004 primarily related to leasehold improvements that have no future benefit. The Company also abandoned certain capital projects due to capital expenditure restrictions, which led to the write-off of approximately $3,333 in assets in fiscal 2004. In 2003, the Company recorded a write off of approximately $11,601 related to the Company’s decision to sell a distribution facility. The facility was sold in April 2004, and the Company recorded an additional loss of $458. As part of this sale, the Company entered into a five-year lease for a portion of the facility with an option to terminate after eighteen months. On August 3, 2004, the Bankruptcy Court approved the sale of the Company’s three corporate headquarters office buildings located on 20 acres in Redmond, Washington to Microsoft Corporation for a total purchase price of $38,000. In connection with the sale of the property the Company entered into an agreement with Microsoft Corporation to lease the property for a term of three years, with an option to terminate the lease at no cost after two years. Loss on the sale was $2,937

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

and is recorded in reorganization costs and expenses, net. In December 2005, the Company executed a 15-year lease for corporate office space in Bellevue, Washington.

Other, net items in fiscal 2004 include miscellaneous claims settlements in the Company’s favor.

The Company recorded severance costs of $2,452 in fiscal 2004 associated with the termination of employees at various locations due to either the closure of locations or the overall reduction in workforce.

Interest income in fiscal 2004 is attributable to the accumulation of cash and short-term investments subsequent to the Chapter 11 filing.

(15) Income Taxes

The components of income tax expense (benefit), excluding the tax impacts related to the discontinued operations, for fiscal 2006, six months ended December 31, 2005, six months ended July 2, 2005 and fiscal 2004 were as follows:

		Successor	Predecessor
		Six Months	Six Months
	Successor	Ended	Ended	Predecessor
	2006	December 31, 2005	July 2, 2005	2004
Current:
Federal	$1,739	$1,718	$40,753	$21,073
State	—	1,774	4,397	3,943
Foreign	5,305	3,060	1,084	4,267

	$7,044	$6,552	$46,234	$29,283

Deferred:
Federal	$49,909	$7,698	$2,375	$5,171
State	9,211	1,150	1,173	1,003
Foreign	(633)	(755)	620	623

	58,487	8,093	4,168	6,797

	$65,531	$14,645	$50,402	$36,080

The Company’s Federal tax liability relates primarily to alternative minimum tax (“AMT”) liabilities and current tax liabilities associated with the cash receipts related to the Company’s securitization receivables. Foreign current tax liabilities relates to income generated by the Company’s Canadian operations. Income tax (benefit) expense related to discontinued operations was $0, $0, $(1,686) and $1,834 for fiscal 2006, the six months ended December 31, 2005, six months ended July 2, 2005 and fiscal 2004, respectively.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The differences between the provision (benefit) for income taxes at the U.S. statutory rate and the amounts shown in the consolidated and combined statements of operations for fiscal 2006, the six months ended December 31, 2005, six months ended July 2, 2005 and fiscal 2004 were as follows:

		Successor	Predecessor
		Six Months	Six Months
	Successor	Ended	Ended	Predecessor
	2006	December 31, 2005	July 2, 2005	2004
Income tax expense (benefit) at U.S. statutory rate	$(51,259)	$(2,346)	$41,434	$26,896
State income taxes (net of Federal income tax expense/benefit)	(664)	1,271	5,058	2,496
Rate differential for foreign income taxes	343	519	2,184	1,090
Increase in valuation allowance	71,265	14,695	—	—
Non-deductible goodwill impairment	41,154	—	—	—
Non-deductible securitization interest expenses	5,814	1,131	—	—
Non-deductible reorganization costs	—	—	781	5,344
Other nondeductible items	(1,122)	(625)	945	254

Income tax expense	$65,531	$14,645	$50,402	$36,080

Income (loss) from continuing operations before income tax expense (benefit) for fiscal 2006, the six months ended December 31, 2005, six months ended July 2, 2005 and fiscal 2004 were as follows:

		Successor	Predecessor
		Six Months	Six Months
	Successor	Ended	Ended	Predecessor
	2006	December 31, 2005	July 2, 2005	2004
Income (loss) from U.S. operations	$(158,287)	$(13,328)	$117,557	$66,092
Income (loss) from foreign operations	12,369	6,625	(3,578)	10,759

Income (loss) from continuing operations before income tax expense	$(145,918)	$(6,703)	$113,979	$76,851

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred income tax assets and liabilities were as follows as of December 30, 2006 and December 31, 2005:

	Successor	Successor
	December 30,	December 31,
	2006	2005

Deferred tax assets — current:
Net operating loss carryforwards	$9,000	$—
Allowance for sales returns	3,412	3,310
Accrued vacation	2,018	2,030
Reserve for store closings	1,339	—
Deferred revenue	1,580	1,450
Other	1,411	2,711

Subtotal	18,760	9,501
Less: Valuation allowance	(7,250)	(1,207)

Total deferred tax assets — current	11,510	8,294
Deferred tax liabilities — current:
Prepaid expenses	(2,105)	(2,224)
Capitalized inventory costs	(6,760)	(3,020)
Other	(300)	(305)

Total deferred tax liabilities — current	(9,165)	(5,549)

Net deferred tax assets — current	$2,345	$2,745

Deferred tax assets — noncurrent:
Net operating loss carryforwards	$180,137	$247,507
Deferred rent obligations/ Unfavorable lease obligations, net	10,473	6,570
Pension and other post-retirement benefit liabilities	6,180	8,188
Other	6,201	4,503

Subtotal	$202,991	$266,768
Less: Valuation allowance	(77,590)	(33,846)

Total deferred tax assets — non-current	$125,401	$232,922

Deferred tax liabilities — noncurrent:
Other intangible assets, net	$(81,683)	$(86,894)
Property and equipment, net	(9,201)	—
Receivables related to securitization interests	(17,605)	(54,032)
Equity investments in foreign joint ventures	(942)	(3,846)

Total deferred tax liabilities — noncurrent	(109,431)	(144,772)

Net deferred tax assets — noncurrent	$15,970	$88,150

As discussed in Note 4 (cc), in the course of preparing its 2006 financial statements, the Company identified errors related to its tax accounting for 2005 and prior years. The Company determined that in

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

accounting for income taxes, it did not properly reconcile the book and tax depreciation on its property and equipment related primarily to the treatment of tenant improvement allowances granted in connection with the opening of new retail stores. As a result, the Company had recorded an incorrect amount of deferred tax assets. As further discussed in Note 4 (cc), the Company has recorded the cumulative effect of these errors in the fourth quarter of fiscal 2006 by increasing its goodwill balance by $11,868 and reducing its non-current deferred tax assets by $11,868, which includes a reduction to the Company’s valuation allowance of $1,678.

Prior to the Company’s emergence from bankruptcy, the Company was included in the consolidated Federal income tax return of Spiegel’s majority stockholder, Spiegel Holdings, Inc. As established in the Plan of Reorganization, on July 2, 2005, ownership of two Spiegel subsidiaries, FSAC and SAC, were transferred to Eddie Bauer. Both FSAC and SAC had significant U.S. NOLs, which were estimated to be approximately $699 million ($271 million tax affected) as of July 2, 2005. The Company had no material foreign net operating loss carryforwards as of July 2, 2005. As discussed below, the Company is currently and may be subject to certain further limitations on the use of the U.S. NOLs in future periods. With respect to its Federal NOLs, the Company concluded as of its fresh start reporting date on July 2, 2005 that it was more likely than not that its Federal NOLs would be utilized. However, the Company established a valuation allowance related to its state NOLs for approximately $524 million ($19.8 million tax affected) based upon the estimated state NOLs that will expire and go unused. See further discussion below of the Company’s estimated Federal and state NOLs as of December 30, 2006.

The Internal Revenue Code’s Section 382 places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes to a company’s ownership occur. The Company had originally intended to avail itself of an exception to the change in ownership rules arising from the issuance of the Eddie Bauer common stock to the respective creditors under the approved Plan of Reorganization. That exception under Section 382 (l) (5) would have required the Company not to have had another ownership change for two years following the bankruptcy stock issuance. As a consequence, the Company established within its certification of incorporation certain trading restrictions and ownership limitations relating to its common stock such that (i) no person may acquire or accumulate 4.75% or more of the Company’s common stock or other class of equity and (ii) no person owning directly or indirectly 4.75% or more of the Company’s common stock or other class of equity may acquire additional shares without meeting certain notice and prior approval requirements as set forth in the Company’s certificate of incorporation. Any transfers of the Company’s common stock in violation of these ownership limitations would be null and void, unless the transferor or transferee, upon providing at least 15 days prior written notice of the transfer, obtains written consent for the proposed transfer from a majority of the Company’s board of directors. These trading restrictions and ownership limitations expire under certain circumstances, but in no event prior to January 1, 2008. Upon the expiration of these trading restrictions and ownership limitations, the Company anticipates that it may experience a change in ownership and be subject to additional limitations defined under Section 382 and therefore the utilization of its NOLs may be further limited.

Prior to filing its 2005 tax returns, the Company reevaluated the above-discussed exception under Section 382(l) (5) and concluded that it would not avail itself of the exception. During September 2006, Spiegel Holdings, Inc. (“Spiegel Holdings”) filed its Federal income tax return for the 2005 period prior to the Company’s emergence from bankruptcy (January 1, 2005 to June 21, 2005). Included in this return, at the Company’s request, was Spiegel Holdings’ election under Section 382(l)(6) of the Internal Revenue Code to apply the normal Section 382 rules rather than the alternative rules provided under Section 382(l)(5). Section 382 limits the annual use of the Company’s NOL to the product of (i) the Federal long-term interest rate multiplied by (ii) the market value of the Company at the time of the ownership change (i.e. as of June 21, 2005). Due to the valuation of the stock of the Company upon the emergence from bankruptcy and application of the built-in gain rules of Section 382, the Company concluded that the Section 382(l) (6) election by Spiegel Holdings had no impact to the Company’s required valuation allowance related to its NOLs, its results of operations or its financial condition for fiscal 2006.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Upon the expiration of these trading restrictions and ownership limitations discussed above, the Company anticipates that another ownership change may occur under Section 382, which will further limit utilization of its NOLs in the future. The Company also included this anticipated, prospective change in ownership in determining its required valuation allowance.

During the fourth quarter of fiscal 2005, the Company revised its long range forecast which resulted in a decrease in estimated taxable income in future years and an increase in the amount of Federal NOLs that may expire and go unused after considering the IRS Section 382 limitations discussed above. These changes resulted in a net $15,253 increase in the valuation allowance requirement. The Company’s valuation allowance related to its NOLs as of December 31, 2005 totaled $35,053.

The Company’s income tax expense for fiscal 2006 included $71,265 of expense to increase the Company’s valuation allowance related to its NOLs, of which $23,462 was recorded during the second quarter, $52,662 was recorded during the third quarter and $4,859 of the valuation allowance was reversed during the fourth quarter. During the second quarter of 2006, the Company increased its valuation allowance as the Company reassessed its long-range plan, which resulted in a decrease in the Company’s projected taxable income during 2006 and 2007 and an increase in the projected amounts of NOLs expected to expire unused. The increase to the Company’s valuation allowance during the third quarter resulted from a decrease in the estimated annual amount of NOL utilization allowed under Section 382. As discussed in Note 7, during the third quarter of 2006, the Company performed an updated valuation of its enterprise value and concluded that the Company’s enterprise value had declined. The Company expects that further restrictions on the utilization of its NOLs may apply to periods subsequent to January 1, 2008 due to the possibility of a change in ownership after certain trading restrictions on its common stock are lifted and accordingly, this decline in enterprise value resulted in a decrease in the amount of expected NOL utilization allowed for the years of 2008 through 2023. The lower NOL utilization during this period resulted in an increase in the estimated amount of NOLs that will expire and go unused. Lastly, during the fourth quarter of 2006, the Company reversed $4,859 of valuation allowance as its taxable income during the fourth quarter, principally related to its financing receivables, resulted in higher taxable income and therefore higher NOL utilization than previously estimated.

The Company’s NOLs were estimated to be approximately $540 million ($189 million tax affected) as of December 30, 2006 and expire in 2021 through 2023. The Company’s valuation allowance related solely to its Federal NOLs as of December 30, 2006 and totaled $84,840. As discussed above, as of the Company’s fresh start reporting date, it estimated that it had approximately $19,800 of state NOLs (tax effected), which the Company determined as of that date required a full valuation allowance. During 2006, the Company determined that as of its fresh start reporting date, no state NOLs existed and accordingly reduced both its gross state NOLs and valuation allowance related to its states NOLs by $19,800, thereby resulting in no net impact to its net deferred tax assets or goodwill.

(16)  Employee Benefit Plans

Historically, the Company participated in certain Spiegel employee benefit plans. Prior to the Effective Date, the Company’s combined statements of operations and balance sheets reflected the expense (benefit) and liabilities associated with the portion of these plans related only to the Company’s employees. Upon the Effective Date, the Spiegel post-retirement healthcare and life insurance plans and pension plan were transferred to and assumed in total by Eddie Bauer. Accordingly, on such date, the liabilities associated with these plans, in addition to those liabilities related to the Company’s employees already reflected on the Company’s combined balance sheet, were reflected in the consolidated balance sheet of the Successor as of July 2, 2005. In accordance with the terms of the Spiegel pension plan, no new participants will be added to the pension plan subsequent to the Effective Date.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

401(k) Savings Plans and Spiegel Group Value in Partnership Profit Sharing

Eligible employees may elect to contribute up to 75% of their before-tax base salary and up to 5% of their after-tax base salary to a 401(k) savings plan, subject to IRS annual dollar limits. The Company matches the employee contribution amount dollar for dollar on the first 3% of before-tax base salary and 50 cents on the dollar for the next 3% of before-tax salary for salaried employees. For hourly employees, through December 31, 2005 the Company matched the employee contribution at 25 cents on each dollar contributed up to a maximum of 6% of their before-tax salary. Effective January 1, 2006, the Company changed its matching for hourly employees, such that the Company matches 100% of the first 3% and 50% of the next 3% of their before-tax salary. The Company’s cost of matching employees’ contributions to the plan was $1,554, $952, $1,067 and $1,184 for fiscal 2006, the six months ended December 31, 2005, the six months ended July 2, 2005 and fiscal 2004, respectively. Prior to the emergence from bankruptcy, the annual profit sharing contribution to the plan was based on the consolidated net earnings of Spiegel. The Company’s profit sharing expense for the plan was $0 during fiscal 2005 and 2004. Effective with Spiegel’s filing for bankruptcy, the utilization of the profit sharing component of the plan was discontinued.

Post-retirement Healthcare and Life Insurance Plans

The Company, through the former Spiegel post-retirement plans, provides certain medical and life insurance benefits for eligible retired employees. The retirement plan is a defined post-retirement health care and life insurance plan. The life insurance plan is closed to new participants and provides benefits for participants until death. The medical benefits continue until the earlier of death or age 65. The cost of these plans, the balances of plan assets and obligations and related assumptions are included in the tables below. The assets and obligations as of December 30, 2006 and December 31, 2005 are based upon actuarial valuations as of the Company’s annual measurement dates of October 1, 2006 and October 1, 2005, respectively. Disclosures related to the Predecessor for periods prior to July 2, 2005 include the costs and obligations related only to the Eddie Bauer and EBFS employees covered by the plans prior to the Company’s emergence from bankruptcy. Disclosures related to the Successor as of and subsequent to July 2, 2005 include the costs and obligations associated with all employees, including former Spiegel employees, covered by the plans.

Effective July 2004, the employees of the IT Group became active employees of Eddie Bauer. Accordingly, the related liability for these employees is included as of January 1, 2005. For fiscal 2004, the employees of EBCS, and for periods prior to July 2004 for the employees of the IT Group, the employees were combined with other Spiegel corporate employees for reporting purposes under the Spiegel post-retirement benefits plan. During these periods, the combined statements of operations included an allocated management fee (See Note 18) for these employees and the related liabilities were included in the due to/from Spiegel. The employees of EBFS and STGS became employees of the Company effective with the Company’s emergence from bankruptcy on June 21, 2005.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The disclosures below related to the Company’s post-retirement benefit plans include the effect of the Company’s adoption of SFAS 158 effective during the fourth quarter of 2006. SFAS 158 requires the Company to recognize an asset or liability for the overfunded or underfunded status of their benefit plans. The pension asset or liability to be recognized equals the difference between the fair value of the plan’s assets and the accumulated benefit obligation for post-retirement benefit plans other than pension. The adoption of SFAS 158 resulted in the following impacts to the Company’s balance sheet as of December 30, 2006 related to its post-retirement benefit plans:

	Before Application of		After Application of
	SFAS 158	Adjustments	SFAS 158

Deferred income taxes	—	(1,030)	(1,030)

Total assets	$—	$(1,030)	$(1,030)
Accrued benefit liability — current	654	—	654
Pension and other post-retirement benefit liabilities	10,452	(2,707)	7,745

Total liabilities	$11,106	$(2,707)	$8,399
Other comprehensive income (loss), net of tax	—	1,677	1,677

Total stockholder’s equity	$—	$1,677	$1,677

Total liabilities and stockholder’s equity	$11,106	$(1,030)	$10,076

	Successor	Successor
	As of	As of
	December 30,	December 31,
	2006	2005

Funded Status:
Accumulated benefit obligation	$8,399	$10,370
Fair value of plan assets	—	—
Funded status	$(8,399)	$(10,370)
Unrecognized net actuarial (gain)/loss	—	(592)
Unrecognized net prior service cost	—	—

Accrued benefit cost	$(8,399)	$(10,962)

	Successor	Successor
	As of	As of
	December 30,	December 31,
	2006	2005

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$—	$—
Accrued benefit liability — current	(654)	—
Accrued benefit liability — noncurrent	(7,745)	(10,962)
Accumulated other comprehensive income	(2,707)	—

Net amount recognized	$(11,106)	$(10,962)

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Successor	Successor	Predecessor
	January 1, 2006	July 3, 2005	January 1, 2005
	to	to	to
	December 30, 2006	December 31, 2005	July 2, 2005
Projected Benefit Obligation:
Benefit obligation as of beginning of period	$10,370	$10,825	$2,716
Service cost	247	175	123
Interest cost	472	274	88
Participant contributions	610	—	—
Benefits paid	(1,084)	(312)	(85)
Actuarial (gain)/loss	(1,574)	(592)	1,231
Plan amendments/curtailment gain	(566)	—	—
Adjustment to include former Spiegel employees	—	—	6,752

Benefit obligation as of end of period	$8,475	$10,370	$10,825

The benefit obligation of $8,475 per the projected benefit obligation rollforward above represents the Company’s benefit obligations as the Company’s measurement date of October 1, 2006. The accrued benefit cost of $8,399 per the funded status table above has been adjusted for contributions of $76 which were made during the fourth quarter of 2006.

	Successor	Successor	Predecessor
	January 1, 2006	July 3, 2005	January 1, 2005
	to	to	to
	December 30, 2006	December 31, 2005	July 2, 2005
Fair Value of Plan Assets:
Fair value of plan assets as of beginning of period	$—	$—	$—
Employer contributions	474	312	85
Participant contributions	610	—	—
Benefits paid	(1,084)	(312)	(85)

Fair value of plan assets as of end of period	$—	$—	$—

		Successor
		Six Months	Predecessor
		Ended	Six Months
	Successor	December 31,	Ended July 2,	Predecessor
	2006	2005	2005	2004
Net benefit cost:
Service cost	$247	$175	$123	$195
Interest cost	472	274	88	160
Amortization of prior
service cost	(71)	—	(47)	(128)
Recognized net actuarial (gain)/loss	(80)	—	17	15
Curtailment gain	—	—	—	(298)

Total expense (benefit)	$568	$449	$181	$(56)

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

		Successor
		Six Months
		Ended
	Successor	December 31,
	2006	2005

Other changes in Plan Assets and Benefit Obligations recognized in Other Comprehensive Income (Loss):
Transition obligation	$—	n/a
Prior service cost (credit)	(495)	n/a
Net actuarial (gain) loss	(2,212)	n/a
Amortization of net transition obligation (asset)	—	n/a
Amortization of prior service cost	—	n/a
Amortization of net actuarial (gain) loss	—	n/a

Total recognized in other comprehensive income (loss)	$(2,707)	$—

The estimated amounts of prior service costs and net actuarial gains expected to be amortized from other comprehensive income into net periodic pension cost during 2007 are $(71) and $(82), respectively.

Assumptions:

For measurement purposes, a 9%, 10% and 8% annual rate of increase in the per capita cost of covered health care benefits (i.e., health care cost trend rate) was assumed for fiscal 2006, 2005 and 2004, respectively. The health care cost trend rate is intended to represent the underlying cost of each health care delivery type and includes other components such as general and medical inflation, overall changes in utilization and mix of services, aging of total population, technology, malpractice, cost shifting from non-paying individuals and other external influences and is expected to decrease over the next several years with an ultimate rate of 5.0% in fiscal 2014. A one-percentage point increase in assumed health care cost trend rates would increase the post-retirement benefit obligation by $412 as of December 30, 2006 and the related expense by $69 for fiscal 2006. A one-percentage point decrease in assumed health care cost trend rates would decrease the post-retirement benefit obligation by $362 as of December 30, 2006 and the related expense by $58 for fiscal 2006. The discount rates utilized to calculate the figures included above were 5.78% and 5.50% as of December 30, 2006 and December 31, 2005, respectively.

Contributions:

In fiscal 2007, expected contributions to the post-retirement benefit plans are $654.

Estimated Future Benefit Payments:

The following is a schedule of estimated future post-retirement benefits payments as of December 30, 2006:

Fiscal
2007	$654
2008	597
2009	625
2010	606
2011	608
2012-2016	3,067

$6,157

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Pension Plan

As discussed above, the Company assumed the costs and obligations associated with the former Spiegel pension plan upon the Company’s emergence from bankruptcy. Prior to the Company’s emergence from bankruptcy, certain employees of the Company participated in the Spiegel pension plan. During these periods, the combined statements of operations included an allocated management fee (See Note 18) for these employees and the related liabilities were included in the due to/from Spiegel. The cost of this plan, the balances of plan assets and obligations and related assumptions as of and subsequent to July 2, 2005 are included in the tables below. The assets and obligations as of July 2, 2005 represent their fair values as of the Company’s emergence from bankruptcy and their adoption of fresh start accounting. Also included in the tables below are the assets and obligations as of December 30, 2006 and December 31, 2005, which are based upon actuarial valuations prepared as of September 30, 2006 and September 30, 2005, respectively, which were the plan’s annual measurement dates.

The disclosures below related to the Company’s pension plan include the effect of the Company’s adoption of SFAS 158 effective during the fourth quarter of 2006. SFAS 158 requires the Company to recognize an asset or liability for the overfunded or underfunded status of their pension plans. The pension asset or liability to be recognized equals the difference between the fair value of the plan’s assets and the projected benefit obligation for the pension plan. The adoption of SFAS 158 resulted in the following impacts to the Company’s balance sheet as of December 30, 2006 related to it pension plan:

	Before Application of		After Application of
	SFAS 158	Adjustments	SFAS 158

Deferred income taxes	—	(370)	(370)

Total assets	$—	$(370)	$(370)
Pension and other post-retirement benefit liabilities	8,560	(974)	7,586

Total liabilities	$8,560	$(974)	$7,586
Other comprehensive income (loss), net of tax	—	604	604

Total stockholder’s equity	$—	$604	$604

Total liabilities and stockholder’s equity	$8,560	$(370)	$8,190

	Successor	Successor
	December 30,	December 31,
	2006	2005

Funded Status:
Projected benefit obligation	$52,056	$55,717
Fair value of plan assets	44,470	45,933

Funded status	$(7,586)	$(9,784)
Unrecognized net actuarial (gain)/loss	(974)	461

Accrued pension cost	$(8,560)	$(9,323)

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Successor	Successor
	December 30.	December 31,
	2006	2005

Amounts recognized in the balance sheet consist of:
Accrued benefit liability — current liabilities	$—	$—
Accrued benefit liability — non-current liabilities	(7,586)	(9,784)
Accumulated other comprehensive income	(974)	461

Net amount recognized	$(8,560)	$(9,323)

		Successor
		Six Months
		Ended
	Successor	December 31,
	2006	2005

Projected Benefit Obligation:
Projected benefit obligation at beginning of period	$55,717	$55,068
Service cost	—	—
Interest cost	2,924	1,546
Benefits paid	(5,057)	(1,265)
Actuarial (gain)/loss	(1,528)	368

Projected benefit obligation at end of period	$52,056	$55,717

		Successor
		Six Months
		Ended
	Successor	December 31,
	2006	2005

Fair value of Plan Assets:
Fair value of plan assets at beginning of period	$45,933	$45,416
Actual return on plan assets	3,594	1,782
Employer contributions	—	—
Benefits paid	(5,057)	(1,265)

Fair value of plan assets at end of period	$44,470	$45,933

		Successor
		Six Months
		Ended
	Successor	December 31,
	2006	2005

Net periodic pension cost:
Service cost	$—	$—
Interest cost	2,924	1,546
Expected return on plan assets	(3,687)	(1,875)

Total expense (benefit)	$(763)	$(329)

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

		Successor
		Six Months
		Ended
	Successor	December 31,
	2006	2005

Other changes in Plan Assets and Benefit Obligations recognized in Other Comprehensive Income (Loss):
Transition obligation	$—	n/a
Prior service cost (credit)	—	n/a
Net actuarial (gain) loss	(974)	n/a
Amortization of net transition obligation (asset)	—	n/a
Amortization of prior service cost	—	n/a
Amortization of net actuarial (gain) loss	—	n/a

Total recognized in other comprehensive income (loss)	$(974)	$—

No amounts of net transition obligations, prior service costs or net actuarial gains are expected to be amortized from other comprehensive income into net periodic pension cost during 2007.

Assumptions:

The weighted-average assumptions used to determine the benefit obligation as of the September 30, 2006 and September 30, 2005 measurement dates included discount rates of 5.75% and 5.50%, respectively.

The weighted-average assumptions used to determine the net periodic benefit expense (income) for fiscal 2006 and the six months ended December 31, 2005 included discount rates of 5.50% and 5.75%, respectively, and expected returns on plan assets of 8.50% for both periods.

The actuarial assumptions used to compute the net periodic pension costs and obligations are based upon information available, including, market interest rates, past experience and management’s best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. In computing future costs and obligations, the Company must make assumptions about such things as discount rate, expected rate of return on plan assets, employee mortality and turnover and expected future cost increases.

The expected rate of return on plan assets and discount rate generally have the most significant impact on the level of costs and obligations. The Company’s expected long-term rate of return on plan assets assumption was derived from a study conducted by its actuaries and investment managers. The study included a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based upon the most recent study, the Company has assumed a long-term return on plan assets of 8.50%. The Company’s discount rate was based upon Moody’s AA corporate bond rate.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Plan Assets:

The pension plan asset allocations as of the September 30, 2006 and September 30, 2005 measurement dates by asset category were as follows:

	As of	As of
	September 30,	September 30,
	2006	2005

Asset Category:
Equity securities	61%	61%
Debt securities	38%	38%
Real estate	0%	0%
Other	1%	1%
Total	100%	100%

The Company maintains target allocation percentages among various asset classes based on an investment policy established for the pension plan, which is designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash flows. The Company reviews its investment policy from time to time to ensure consistency with its long-term objective of funding 90% of the projected benefit obligation.

Contributions:

The Company made no contributions to its pension plan during 2006 and expects to make contributions of $2,257 during 2007.

Estimated Future Benefit Payments:

The following is a schedule of estimated future pension benefit payments:

Fiscal:
2007	$5,079
2008	4,885
2009	4,780
2010	4,658
2011	4,525
2012-2016	20,094

(17)     Stock Based Compensation

In August 2005, the Company’s board of directors adopted the Eddie Bauer Holdings, Inc. 2005 Stock Incentive Plan (the “Stock Incentive Plan”), as amended on November 3, 2005 and December 8, 2005. The Stock Incentive Plan will remain effective for ten years if not sooner terminated by the Company’s board of directors. The Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted awards, performance awards, stock appreciation rights and inducement awards, which may be granted to directors, employees and consultants of the Company or its affiliates. In accordance with the Stock Incentive Plan, the Company has reserved 2.1 million shares of common stock for awards under the plan. The Company satisfies stock option exercises and the vesting of RSUs with newly issued shares. Stock options and RSUs are forfeited by employees whose employment terminates prior to vesting.

No incentive stock options may be exercised unless and until the Stock Incentive Plan is approved by the Company’s stockholders, and on or after December 9, 2005 no new awards (except for inducement awards)

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

may be granted or exercised until the Stock Incentive Plan has been approved by the Company’s stockholders. Since the Company’s stockholders did not approve the Stock Incentive Plan before August 3, 2006, all awards contingent on stockholder approval, with the exception of awards made prior to December 9, 2005, and inducement awards made on or after December 9, 2005 were rescinded. Since December 9, 2005, only inducement awards, which included options to acquire 5,775 shares at an exercise price of $14.35 per share and 15,765 RSUs, have been granted.

On November 3, 2005, the Company’s board of directors approved stock option grants and restricted stock awards to certain officers and employees of the Company and the Company’s non-employee directors. Stock option grants totaling 520,000 shares were approved for certain officers and employees of the Company at an exercise price of $23.37 per share. The non-forfeited stock options vest equally over a four year term on the anniversary date of the award. Each non-employee director received a grant of 17,000 stock options, for a total of 136,000 stock options granted, with an exercise price of $23.37 per share. The non-employee directors’ options vest ratably over three years. The stock options have a ten-year term. No incentive stock options have been exercised under the Stock Incentive Plan.

Restricted stock awards totaling 980,000 shares were approved on November 3, 2005 by the Company’s board of directors for certain officers and employees of the Company. Each non-employee director received a grant of 4,280 restricted stock units, for a total of 34,240 restricted stock awards. The restricted stock awards will vest ratably over three years for officers, employees and non-employee directors. One-third of the non-forfeited restricted stock units vested on July 1, 2006 with the remaining non-forfeited restricted stock units vesting one-third on July 1, 2007 and one-third on July 1, 2008. Of the 1,104,240 total RSU awards approved, 59,475 were forfeited prior to the first vesting date. Due to the fact that the Company’s officers, employees and non-employee directors were subject to a blackout period under the Company’s trading policy and therefore unable to sell shares of common stock underlying their vested RSUs as of the first vesting date, the Company provided the officers, employees and non-employee directors the option to postpone the issuance of the shares of common stock underlying their vested RSUs until October 2, 2006. A second deferral period was offered to December 20, 2006 as a result of the fact that the officers, employees and non-employee directors remained subject to a blackout period under the Company’s trading policy as of October 2, 2006. Of the 318,247 non-forfeited RSUs which vested effective July 1, 2006, 21,503 shares of common stock underlying vested RSUs were issued effective July 18, 2006, 7,475 shares of common stock underlying vested RSUs were issued effective October 2, 2006, and the remaining 289,269 shares of common stock underlying vested RSUs were issued effective December 20, 2006. Compensation expense related to all RSUs which vested July 1, 2006 was recognized prior to that date. In accordance with SFAS 123(R), the postponement modifications did not result in any additional compensation expense because the fair value of the RSUs as of the dates on which the postponements were offered was less than the fair value of the RSUs as of the grant date.

Compensation expense for RSUs and stock options is recognized ratably over the vesting period. Compensation expense for RSUs is based upon the market price of the shares underlying the awards on the grant date. Under the provisions of SFAS 123(R), compensation expense for stock options has been estimated

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

on the grant date using a Black-Scholes-Merton option-pricing model. The weighted average assumptions used in the Black-Scholes-Merton model were as follows:

		Successor
	Successor	Six Months Ended
	2006	December 31, 2005

Risk-free interest rate	4.47%	4.52%
Expected term (years)	6.25	5.8
Expected volatility	46%	46%
Dividend yield	0.0%	0.0%
Weighted-average fair value	$7.34	$11.57
Forfeiture rate	12.5%	5%

The weighted average expected option term for the stock options issued during the six months ended December 31, 2005 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (“SAB 107”), which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Due to the Company’s limited stock price history, expected volatility was based upon historical and implied volatility for other companies in the retail industry. The risk-free interest rate represents the U.S. Treasury yield curve in effect at the time of the stock option grant.

The following table summarizes information about stock option transactions:

	Successor
	2006
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of period	651,668	$23.37
Awards granted	5,775	$14.35
Awards forfeited	(67,068)	$23.37
Awards exercised	—	n/a
Outstanding at end of year	590,375	$23.28
Vested at end of year	287,463	$23.37
Exercisable at end of year	287,463	$23.37

	Successor
	Six Months Ended
	December 31, 2005
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of period	—	n/a
Awards granted	656,000	$23.37
Awards forfeited	(4,332)	$23.37
Awards exercised	—	n/a
Outstanding at end of year	651,668	$23.37
Vested at end of year	129,977	$23.37
Exercisable at end of year	129,977	$23.37

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following tables summarize information about stock options outstanding at December 30, 2006:

Outstanding
	Number	Weighted	Weighted Averaged
	of	Average	Remaining Years of
Range of Exercise Prices	Options	Exercise Price	Contractual Life

$14.35	5,775	$14.35	9.1
$23.37	584,600	$23.37	8.8

Exercisable
	Number	Weighted	Weighted Averaged
Range of	of	Average	Remaining Years of
Exercise Prices	Options	Exercise Price	Contractual Life

$23.37	287,463	$23.37	8.8

The following tables summarize information about stock options outstanding at December 31, 2005:

Outstanding
	Number	Weighted	Weighted Averaged
Range of	of	Average	Remaining Years of
Exercise Prices	Options	Exercise Price	Contractual Life

$23.37	651,668	$23.37	9.8

Exercisable
	Number	Weighted	Weighted Averaged
Range of	of	Average	Remaining Years of
Exercise Prices	Options	Exercise Price	Contractual Life

$23.37	129,977	$23.37	9.8

The weighted average grant-date fair value of stock options granted during fiscal 2006 and for the six months ended December 31, 2005 was $7.34 per share and $11.57 per share, respectively. Compensation expense related to stock options totaled $1,695, with no deferred tax benefits for fiscal 2006 and $1,788, before deferred tax benefits of $713, for the six months ended December 31, 2005, none of which was capitalized as part of the cost of an asset. The total fair value of stock options vested during fiscal 2006 and for the six months ended December 31, 2005 was $1,822 and $1,497, respectively. As of December 30, 2006 and December 31, 2005, there was $3,171 and $5,193, respectively, of unrecognized compensation costs related to stock options. The remaining cost of unrecognized compensation related to the Company’s stock options as of December 30, 2006 is expected to be recognized over a weighted-average period of 1.8 years. No stock options were exercised during fiscal 2006 or for the six months ended December 31, 2005 and accordingly, no cash was received from stock option exercises during fiscal 2006 or for the six months ended December 31, 2005. No tax benefits associated with stock option exercises were recorded during fiscal 2006 or for the six months ended December 31, 2005.

The following table summarizes information about RSU transactions:

	Successor
	2006
		Weighted
		Average
	Restricted	Grant-Date
	Stock Units	Fair Value

Unvested at beginning of period	1,003,515	$23.37
Granted	15,765	$14.35
Vested	(318,247)	$23.37
Forfeited	(97,500)	$23.37
Outstanding at end of year	603,533	$23.13

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Successor Six Months
	Ended December 31, 2005
		Weighted
		Average
	Restricted	Grant-Date
	Stock Units	Fair Value

Unvested at beginning of period	—	n/a
Granted	1,014,240	$23.37
Vested	—	n/a
Forfeited	(10,725)	$23.37
Outstanding at end of year	1,003,515	$23.37

The weighted average grant-date fair value of RSUs granted during fiscal 2006 and for the six months ended December 31, 2005 was $14.35 per share and $23.37 per share, respectively. Compensation expense related to RSUs totaled $8,505, with no tax benefits recorded during fiscal 2006 and $1,817, before deferred tax benefits of $725, for the six months ended December 31, 2005, none of which was capitalized as part of the cost of an asset. The fair value of RSUs vested during fiscal 2006 and for the six months ended December 31, 2005 totaled $7,437 and $0, respectively. As of December 30, 2006 and December 31, 2005, there was $9,949 and $20,132, respectively, of unrecognized compensation costs related to unvested RSUs. The remaining cost of unrecognized compensation related to the Company’s RSUs as of December 30, 2006 is expected to be recognized over a weighted-average period of 1.6 years. Tax benefits associated with vested RSUs for fiscal 2006 and during the six months ended December 31, 2005 totaled $439 and $0, respectively.

(18)  Affiliated Company Transactions

The operating expenses of EBFS, all of which are included in the combined and consolidated financial statements of the Company and EBCS, of which all of the operating expenses of Saint John are included in the consolidated and combined financial statements of the Company, were historically charged to Spiegel’s various subsidiaries and operations (including Eddie Bauer) based upon calculating average rates per transaction multiplied by the number of transactions (i.e., units shipped for EBFS and call volumes for EBCS) incurred by each operation. The operating expenses of the IT Group, of which an allocated portion are included in the consolidated and combined financial statements of the Company, were charged to Spiegel’s various subsidiaries and operations (including Eddie Bauer and among each other) based upon a shared allocation percentage for infrastructure costs and a labor rate for development and support costs. The allocated costs charged to the Company for services by the IT Group approximated the costs that would have been incurred by the Company as a stand alone entity. Charges among the operations of Eddie Bauer, EBFS, Saint John, and the IT Group included in the Company’s consolidated and combined financial statements have been eliminated. Charges to Spiegel’s other subsidiaries and operations (excluding Eddie Bauer) for services of EBFS, Saint John and the IT Group were separately reflected as revenue from Spiegel-affiliated parties in the combined statements of operations and totaled $37,154 for fiscal 2004. There were no intercompany revenues recorded subsequent to fiscal 2004 due to Spiegel’s sale of these subsidiaries in fiscal 2004.

Charges for services provided by EBCS call centers other than by Saint John to the Company were approximately $7,596 for fiscal 2004 and were included in selling, general, and administrative expenses in the combined statements of operations. The average rate per call center transaction charged to the Company for services by EBCS’ non-Saint John call centers approximated the average cost per transaction incurred by the Company as a stand alone entity. There were no services provided by EBCS, other than by Saint John to the Company subsequent to fiscal 2004.

Management fees charged by Spiegel to the Company were $1,328 and $6,692 for the six months ended July 2, 2005 and fiscal 2004, respectively. The management fees primarily included payroll and benefits related expenses and other direct expenses of corporate functions (e.g. legal, human resources, finance, tax,

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

treasury, etc.) performed by Spiegel which supported the Eddie Bauer operations, as well as Spiegel’s subsidiaries Newport News and Spiegel Catalog, prior to their sale by Spiegel. Spiegel allocated 100% of its corporate function costs to the three operating subsidiaries. The payroll and other direct charges were apportioned based upon a shared allocation percentage derived for each operation. The management fee allocation also included other general and administrative expenses, which were allocated based upon a percentage of net sales of each operation. The allocation methodologies were consistently applied for all periods presented. As the management fee allocation primarily included payroll and benefits related expenses and other third-party costs, the Company believes that such allocations are reasonable and approximate the costs that would have been incurred had the Company been a stand-alone entity. No management fees were allocated from Spiegel subsequent to July 2, 2005.

The due to/from parent account with Spiegel and its subsidiaries resulted principally from the management fees allocated to the Company, the operating expenses of EBFS, EBCS, and the IT Group described above, and centralized cash management, including the settlement of income tax payments. Income tax payments (refunds) recorded through the due to/from Spiegel were $46,234 and $29,283 for the six months ended July 2, 2005 and fiscal 2004, respectively. No income tax payments (refunds) were settled through the due to/from Spiegel account subsequent to July 2, 2005.

The Company received and made advances through the due to/from Spiegel as necessary to meet working capital requirements. Interest expense on the due to/from Spiegel was $360 for fiscal 2004. No interest expense was allocated from Spiegel subsequent to fiscal 2004.

In fiscal 2004, certain fixed assets were transferred from Spiegel to the Company, amounting to $33. In fiscal 2004, certain fixed assets were transferred from the Company to Spiegel in the amount of $457. These transfers were recorded at book value and were settled through the due to/from Spiegel.

Spiegel also charged the Company $7,837 and $19,179 for reorganization costs incurred on behalf on the Company for the six months ended July 2, 2005 and fiscal 2004, respectively. Reorganization expenses were allocated based upon the percentage of net sales of each merchant business. See Note 14 for further discussion of the Company’s reorganization costs.

Additionally, the Company historically paid expenses on behalf of other affiliates of Spiegel and recorded a receivable within due to/from Spiegel for these expenses.

(19)  Related Party Transactions

Eddie Bauer International, Ltd. (“EBI”) and Eddie Bauer International (Americas), Inc. (“EBI Americas”) serve as the Company’s principal buying agents to contract suppliers, inspect goods and handle shipping for the Company. EBI has an office in Hong Kong and EBI Americas had an office in Miami, Florida, sourcing product in Asia and the Americas/Caribbean, respectively. Effective June 30, 2006, EBI Americas’ Miami office was closed and the Company ceased using EBI Americas as a sourcing agent.

Prior to the Company’s emergence from bankruptcy, EBI and EBI Americas were affiliated with the Company through common ownership. EBI and EBI Americas are subsidiaries of Otto International Hong Kong Ltd. and Otto International GmbH, respectively, former affiliates of Spiegel. Subsequent to July 2, 2005, EBI and EBI Americans were no longer related parties to the Company. The dollar amounts and percentages of total product sourced by EBI and EBI Americas for the Company during the six months ended July 2, 2005 and fiscal 2004 were as follows:

	Predecessor
	Six Months Ended		Predecessor
	July 2, 2005		2004

EBI	$147,780	70.1%	$265,682	69.0%
EBI Americas	30,412	14.4%	64,884	16.9%

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The Company paid $4,784 and $11,956 for EBI services for the six months ended July 2, 2005 and fiscal 2004, respectively. In addition, the Company paid $983 and $2,827 for EBI Americas services for the six months ended July 2, 2005 and fiscal 2004, respectively. These costs are included in costs of sales in the combined statements of operations.

In March 2002, the Company entered into a Vendor Payment Services Agreement with Otto International Hong Kong Limited (“OIHK”), the parent company of EBI and a former affiliate of Spiegel, to facilitate the payment process on certain goods sourced through Asia. The duration of the agreement was for one year, automatically continuing unless terminated by either party with three months written notice. Under the terms of the agreement, the Company has open account terms with various vendors in certain countries in Asia. OIHK pays these vendors the purchase price for goods, less a volume discount and transaction fee, typically within seven days of receiving the commercial invoice and shipping documents. Approximately $106,300 and $261,600 of the Company’s inventory purchases were sourced through EBI under this agreement with OIHK for the six months ended July 2, 2005 and fiscal 2004, respectively.

See Note 8 for discussion of the Company’s investments in foreign joint ventures and related transactions, for which the other owners were former affiliates of the Company.

(20)  Commitments and Contingencies

Lease Commitments

The Company leases office facilities, distribution centers, retail store space and data processing equipment. Lease terms for office facilities, distribution centers and data processing equipment generally are less than fifteen years. Retail store lease terms are typically ten years with some leases containing renewal options. All store leases require the Company to pay specified taxes, insurance, utilities and maintenance costs, either on a pro rata basis or based upon the actual expenses incurred. Substantially all retail store leases provide for minimum annual rentals plus additional rentals based upon percentage of sales, which range from 2% to 7%. Many of the leases also call for escalating minimum rental payments. Lease expense attributable to minimum rental payments has been recognized on a straight-line basis. The deferred rent obligation represents the excess of expense recognized over payments made on such leases.

Rent expense for fiscal 2006, the six months ended December 31, 2005, six months ended July 2, 2005 and fiscal 2004 was as follows:

		Successor	Predecessor
	Successor	Six Months Ended	Six Months Ended	Predecessor
	2006	December 31, 2005	July 2, 2005	2004
Minimum rent — stores	$74,197	$37,763	$36,607	$73,339
Percentage rent — stores	253	24	13	(488)
Minimum rent — other	2,985	1,882	(2,523)	(6,737)

	$77,435	$39,669	$34,097	$66,114

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following is a schedule by year of future minimum lease payments required under operating leases, including the new headquarters lease commitments for which occupancy will commence in 2007, that have initial or remaining non-cancelable lease terms in excess of one year as of December 30, 2006:

Amount

Fiscal:
2007	$69,233
2008	62,122
2009	56,722
2010	48,346
2011	38,477
Thereafter	149,684

$424,584

Litigation

On or about June 15, 2006, a class action was filed against Eddie Bauer, Inc. in Los Angeles Superior Court in the State of California in an action entitled Tara Hill v. Eddie Bauer, Inc., alleging, among other things, that Eddie Bauer, Inc.: (1) did not provide plaintiffs with adequate wage statements; (2) did not reimburse plaintiffs for business-related expenses; (3) forced plaintiffs to buy Eddie Bauer clothing; (4) did not timely pay plaintiffs at the cessation of employment; and (5) improperly required the plaintiffs to work during rest and meal periods without compensation. Based on these allegations, plaintiffs assert various causes of action, including those under the California Labor Code and California Business and Professions Code. No date has yet been set for class certification hearing or trial. Plaintiffs have until May 7, 2007 to file a motion for class certification. Although the Company cannot predict with assurance the outcome of any litigation, it believes that plaintiffs’ claims are without merit and is vigorously defending this case.

Between November 17, 2006 and November 22, 2006, three purported class action complaints were filed by putative stockholders of Eddie Bauer in the Superior Court of the State of Washington in and for King County against Eddie Bauer and its Board of Directors. The complaints allege, among other things, that the Board of Directors breached its fiduciary duties in connection with the proposed merger with an affiliate of Sun Capital Partners and Golden Gate Capital and that the consideration to have been paid to holders of Eddie Bauer’s common stock was inadequate. The complaints sought, among other things, to enjoin the consummation of the merger, that certain sections of the merger agreement should have been enjoined and rescinded and attorneys’ fees. An order of dismissal without prejudice with respect to one of the complaints was entered on December 7, 2006. Eddie Bauer and the Board of Directors believe that the complaints are without merit and intend to defend the lawsuits vigorously. As the adoption of the merger agreement was not approved by the Company’s stockholders and the merger agreement was terminated, although the Company cannot predict with assurance, it does not believe that this litigation will have a material impact on the Company’s financial condition or results of operations.

In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes or claims. These actions may involve commercial, intellectual property, product liability, labor and employment related claims and other matters. Although the Company cannot predict with assurance the outcome of any litigation, it does not believe there are currently any such actions that would have a material impact on the Company’s financial condition or results of operations.

Professional Service Fees related to Bankruptcy Proceedings

Included in restricted cash and accounts payable as of December 31, 2005 was $825, restricted by the Creditor’s Trust for the payment of professional service fees related to the Company’s bankruptcy proceedings

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

that must be returned to the Creditor’s Trust if not used. The remaining balance of restricted cash, which totaled $697, was paid to the Creditor’s Trust on June 30, 2006.

(21)  Concentrations

As discussed in Note 19, the Company sources a significant percentage of its merchandise through EBI and EBI Americas, which are subsidiaries of OIHK and Otto International GmbH, respectively, former Spiegel affiliates. Effective June 30, 2006, EBI Americas’ Miami office closed and the Company ceased using EBI Americas as a sourcing agent. The Company’s agreement with EBI is on a commission-rate basis and is automatically renewed each year, unless terminated by either party upon one year written notice. If the Company’s agreement with EBI is terminated or if the terms of the agreement were modified substantially and it does not find an appropriate replacement in a timely manner and on reasonable terms or if it is unable to transition such functions in-house in a cost-effective manner, the Company may experience shortages or delays in receipt of its merchandise, higher costs and quality control issues. Any of these events could have a material adverse effect on the Company’s business, financial condition and results of operations.

(22)  Quarterly Information (Unaudited)

The following table includes the Company’s quarterly financial data since its emergence from bankruptcy and adoption of fresh start reporting effective July 2, 2005:

	First	Second	Third	Fourth(a)(c)
	($ in thousands, except per share data)

2005
Net sales and other revenues	n/a	n/a	$217,339	$376,372
Operating income (loss)	n/a	n/a	(10,243)	12,511
Loss from continuing operations	n/a	n/a	(9,706)	(11,642)
Loss from discontinued operations	n/a	n/a	(287)	(1,153)
Net loss			(9,993)	(12,795)
Loss from continuing operations per basic and diluted share	n/a	n/a	$(0.32)	$(0.39)
Loss from discontinued operations per basic and diluted share	n/a	n/a	(0.01)	(0.04)
Net loss per basic and diluted share	n/a	n/a	(0.33)	(0.43)
Stock price — Eddie Bauer Holdings, Inc.
High	n/a	n/a	$31.50	$25.00
Low	n/a	n/a	22.75	11.50
Quarter-end close	n/a	n/a	24.75	15.00

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	First	Second(c)	Third(b)(c)	Fourth
	($ in thousands, except per share data)

2006
Net sales and other revenues	$194,501	$225,742	$211,285	$381,919
Operating income (loss)	(33,780)	(2,762)	(134,142)	52,076
Income (loss) from continuing operations	(35,037)	(41,980)	(197,585)	63,153
Loss from discontinued operations	(534)	—	—	—
Net income (loss)	(35,571)	(41,980)	(197,585)	63,153
Income (loss) from continuing operations per basic and diluted share	$(1.17)	$(1.40)	$(6.58)	$2.11
Loss from discontinued operations per basic and diluted share	(0.02)	—	—	—
Net income (loss) per basic and diluted share	(1.19)	(1.40)	(6.58)	2.11
Stock price — Eddie Bauer Holdings, Inc.
High	$16.00	$15.00	$15.00	$11.00
Low	11.75	6.00	8.30	6.88
Quarter-end close	12.90	11.50	10.75	9.06

(a)	Fourth quarter 2005 includes an impairment charge of $40,000 related to the Company’s trademarks. See further discussion in Note 7.

(b)	Third quarter 2006 includes an impairment charge of $117,584 related to the Company’s goodwill. See further discussion in Note 7.

(c)	The Company recorded income tax expense associated with increases to its tax valuation allowance of $15,253, $23,462, and $52,662 during the fourth quarter of 2005, second quarter of 2006 and third quarter of 2006, respectively. See further discussion in Note 15.

(23)  Subsequent Events

Merger Termination Fee

As discussed in Note 1, the Company entered into a merger agreement with Eddie B Holding Corp., a company owned by affiliates of Sun Capital Partners, Inc. and Golden Gate Capital. At a special meeting of the Company’s stockholders on February 8, 2007 to vote on the transaction, an insufficient number of shares were voted in favor of approving the Company’s sale. The Company terminated the merger agreement on February 8, 2007. In accordance with the terms of the merger agreement, the Company is obligated to reimburse Sun Capital Partners, Inc. and Golden Gate Capital up to $5 million for certain expenses incurred related to the transaction. On February 26, 2007, the Company paid $5 million to Sun Capital Partners, Inc. and Golden Gate Capital for reimbursement of their expenses.

CEO Resignation

On February 9, 2007, the Company announced that Fabian Mansson resigned from his position as Chief Executive Officer and President of the Company and as a member of the Board of Directors of the Company effective February 9, 2007. The Company also announced that Howard Gross, a director, will serve as Interim Chief Executive Officer of the Company commencing February 9, 2007. Mr. Mansson and the Company have entered into a summary of terms which provides for payments of the amounts that Mr. Mansson is entitled to receive pursuant to the terms of his pre-existing employment agreement entered into in 2005, including the following: (a) accrued but unpaid compensation attributable to earned salary and salary that would have been

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

earned for periods through May 9, 2007, unused earned vacation days and vacation days that would have been earned through May 9, 2007, and any other compensation that has been or would be earned or accrued under any bonus or other benefits plan to May 9, 2007, (b) continued payment of his annual base salary ($980) through May 9, 2009, (c) continued participation in life insurance, group health and all other employee welfare benefit plans through May 9, 2009 (or such earlier time as Mr. Mansson obtains equivalent coverages and benefits from a subsequent employer), (d) bonus payments of $980 for each of 2007 and 2008 and $346 for 2009, (e) full accelerated vesting of all stock options and restricted stock units granted to Mr. Mansson, with such stock options to remain exercisable for the duration for their ten year term, (f) reimbursement of outplacement services, in an amount up to $35, and (g) reimbursement of expenses related to his relocation to Sweden, reimbursement of certain expenses related to the sale of his current principal residence in the United States (up to 6% of the sales price of such residence), and reimbursement of closing costs relating to the purchase of a new residence in Sweden (up to 3%), plus a tax-gross-up payment. The Company and Mr. Mansson have agreed that the first six months of base salary payments will be paid in a lump sum on August 10, 2007, in compliance with Internal Revenue Code Section 409A. The confidentiality, non-solicitation and non-competition provisions in Mr. Mansson’s pre-existing employment agreement will remain in full force and effect. In the event that there is a “Change of Control” (as defined in Mr. Mansson’s employment agreement) with respect to the Company within nine months after February 9, 2007, Mr. Mansson is entitled to receive (a) his annual base salary for an additional year, (b) continued participation in life insurance, group health and all other employee welfare benefit plans through May 9, 2010 (or such earlier time as Mr. Mansson obtains equivalent coverages and benefits from a subsequent employer), (c) an additional bonus payment of $980, and (d) an additional $15 on the limit of his reimbursable outplacement services.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Charged to
	Beginning	Costs and				Ending
	Balance	Expenses		Deduction		Balance
		($ in thousands)

Inventory valuation allowance
Fiscal 2006	$5,494	$8,059		$(9,435)		$4,118
Six months ended December 31, 2005	2,286	14,356		(11,148)		5,494
Six months ended July 2, 2005	7,779	787	(b)	(6,280)		2,286
Fiscal 2004	13,622	7,355		(13,198)		7,779
Allowance for sales returns
Fiscal 2006	$14,592	$174,806		$(173,832)		$15,566
Six months ended December 31, 2005	7,641	184,759		(177,808)		14,592
Six months ended July 2, 2005	14,992	80,958		(88,309)		7,641
Fiscal 2004	17,230	177,868		(180,106)		14,992
Deferred tax valuation allowance
Fiscal 2006	$35,053	$71,265		$(21,478	)(c)	$84,840
Six months ended December 31, 2005	19,800	15,253		—		35,053
Six months ended July 2, 2005	—	19,800	(a)	—		19,800
Fiscal 2004	—	—		—		—

(a)	Includes $19,800 established in conjunction with the Company’s adoption of fresh start accounting effective July 2, 2005.

(b)	Amount is net of a $1,905 increase in fair value of inventory in conjunction with the Company’s adoption of fresh start accounting effective July 2, 2005.

(c)	Includes reversal of original amount recorded in conjunction with fresh start accounting related to state NOLs (see further discussion in Note 15) and $1,678 reduction due to immaterial error related to prior periods (see further discussion in Note 4 (cc)).

EXHIBIT INDEX

Exhibit
No.		Document

2.1		Modified First Amended Joint Plan of Reorganization of Affiliated Debtors pursuant to Chapter 11 of the Bankruptcy Code, dated as of May 23, 2005.(1)
3.1		Certificate of Incorporation of Eddie Bauer Holdings, Inc.(1)
3.2		Amended & Restated Bylaws of Eddie Bauer Holdings, Inc.(1)
4.1		Article V of the Certificate of Incorporation of Eddie Bauer Holdings, Inc., included in Exhibit 3.1.(1)
10.1		Term Loan Agreement, dated as of June 21, 2005, among Eddie Bauer Holdings, Inc., Eddie Bauer, Inc. as Borrower, the Lenders, General Electric Capital Corporation as Syndication Agent, Credit Suisse as Documentation Agent and JPMorgan Chase Bank, N.A. as Administrative Agent.(1)
10.2		Guarantee and Collateral Agreement made by Eddie Bauer Holdings, Inc., Eddie Bauer, Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A. as Administrative Agent, dated June 21, 2005.(1)
10.3		Pledge Agreement, dated as of June 21, 2005, by and between Eddie Bauer Holdings, Inc. as Pledgor, and Bank of America, N.A. as Agent.(1)
10.4		Pledge Agreement, dated as of June 21, 2005, by and between Eddie Bauer, Inc. as Pledgor and Bank of America, N.A. as Agent.(1)
10.5		First Amendment, Waiver and Agreement, dated as of April 13, 2006, to and under the Term Loan Agreement.(1)
10.6		Loan and Security Agreement, dated as of June 21, 2005, among the Lenders, Bank of America, N.A. as Agent, Banc of America Securities LLC as Sole Lead Arranger and Book Manager, Bank of America, N.A. and the CIT Group/Business Credit, Inc. as Co-Syndication Agents, GE Capital Corporation as Documentation Agent, Eddie Bauer, Inc. as Borrower and Eddie Bauer Holdings, Inc., Eddie Bauer Services, LLC, Distribution Fulfillment Services, Inc. (DFS) and Eddie Bauer Information Technology, LLC as Guarantors.(1)
10.7		Waiver, effective April 14, 2006, under the Loan and Security Agreement.(1)
10.8		Intercreditor Agreement, dated as of June 21, 2005, by and between Bank of America, N.A., as agent, JPMorgan Chase Bank, N.A. as administrative agent, Eddie Bauer Holdings, Inc., Eddie Bauer, Inc. and certain direct and indirect subsidiaries of Eddie Bauer, Inc.(1)
10.9		Settlement Agreement, dated as of December 3, 2004, by and among Spiegel, Inc., Newport News, Inc., Eddie Bauer, Inc., Spiegel Catalog, Inc., Spiegel Catalog Services, LLC, Spiegel Credit Corporation III, Spiegel Acceptance Corporation, First Consumers National Bank, Michael Crusemann, Horst Hansen, Martin Zaepfel, Michael Otto, Spiegel Holdings, Inc., Otto (GmbH & Co KG) and The Bank of New York, as Trustee.(1)
10.10	(a)	Joint Venture Agreement, dated September 28, 1993, between Eddie Bauer, Inc. and Otto-Sumisho Inc.(1)
10.10	(b)	Joint Venture Agreement, dated June 6, 1995, by and between Eddie Bauer, Inc., Handelsgesellschaft Heinrich Heine GmbH and Sport-Scheck GmbH.(1)
10.11	(a)	Buying Agency Agreement, dated June 29, 2005, by and between Eddie Bauer International (Americas), Inc. and Eddie Bauer, Inc.(1)
10.11	(b)	Buying Agency Agreement, dated June 29, 2005, by and between Eddie Bauer International, Ltd. and Eddie Bauer, Inc.(1)
10.12		Vendor Payment Services Agreement, dated June 29, 2005, between Eddie Bauer, Inc. and Otto International (Hong Kong) Limited.(1)
10.13		Private Label Credit Card Program Agreement, dated May 2, 2003, between World Financial Network National Bank, Spiegel, Inc. and Eddie Bauer, Inc.(1)
10.14	(a)	Lease dated August 13, 2004, between Eddie Bauer, Inc. and Microsoft Corporation.(1)
10.14	(b)	Lease dated December 14, 2005 between Lincoln Square Office, LLC and Eddie Bauer, Inc.(1)
10.14	(c)	First Lease Addendum dated May 15, 2006 between Lincoln Square Office, LLC and Eddie Bauer, Inc.(1)

Exhibit
No.		Document

10.14	(d)	Lease dated January 23, 2001, by and among Plaza Corp Retail Properties, Spiegel Group Teleservices — Canada, Inc. and Spiegel, Inc., as guarantor, as amended by a First Amendment dated June 18, 2001 and a Second Amendment dated December 11, 2001.(1)
10.15	(a)	Amended and Restated Employment Agreement, dated December 14, 2005, by and between Eddie Bauer Holdings, Inc. and Eddie Bauer, Inc., and Fabian Mansson.(1)
10.15	(b)	Letter Agreement, dated July 12, 2004, by and between Eddie Bauer, Inc. and Kathy Boyer.(1)
10.15	(c)	Letter Agreement, dated March 11, 2005, by and between Eddie Bauer, Inc. and Shelley Milano.(1)
10.16		Eddie Bauer Holdings, Inc. 2005 Stock Incentive Plan.(1)
10.17		Form of Stock Option Agreement.(1)
10.18		Form of Restricted Stock Unit Award Certificate.(1)
10.19		Form of Restricted Stock Award Certificate.(1)
10.20		Form of Non-Employee Director Stock Option Agreement.(1)
10.21		Form of Non-Employee Director Restricted Stock Unit Award Certificate.(1)
10.22		Form of Non-Employee Director Restricted Stock Award Certificate.(1)
10.23		Eddie Bauer Holdings, Inc. Senior Officer Change in Control Compensation Benefits Plan (amended and restated effective June 23, 2006).(2)
10.24		Form of Amended and Restated Senior Officer Change in Control Compensation Benefits Plan Participation Agreement.(1)
10.25		Eddie Bauer Holdings, Inc. Non-Qualified Deferred Compensation Plan.(1)
10.26		Eddie Bauer Holdings, Inc. 2005 Annual Incentive Plan.(1)
10.27		Eddie Bauer Holdings, Inc. 2006 Annual Incentive Plan.(1)
10.28		Spiegel Group Severance Plan.(1)
10.29		Form of Indemnification Agreement for Directors and Executive Officers of Eddie Bauer Holdings, Inc.(1)
10.30		The Spiegel Group Performance Incentive Plan — KERP Participants 2003-2004.(1)
10.31		Eddie Bauer 2004 Bridge Incentive Plan.(1)
21		Subsidiaries of Eddie Bauer Holdings, Inc.
31.1		Rule 13a-14(a)/15-14(a) Certification of Chief Executive Officer
31.2		Rule 13a-14(a)/15-14(a) Certification of Chief Financial Officer
32.1		Section 1350 Certification of Chief Executive Officer
32.2		Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the identically numbered exhibit of the company’s registration statement on Form 10, SEC File No. 000-51676.

(2)	Incorporated herein by reference to exhibit 10.4 of the company’s quarterly report on Form 10-Q filed August 15, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eddie Bauer Holdings, Inc.

/s/  Howard Gross
Howard Gross
Interim Chief Executive Officer

March 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Howard Gross Howard Gross	Interim Chief Executive Officer and Director (Principal executive officer)	Date: March 28, 2007

/s/ David Taylor David Taylor	Interim Chief Financial Officer (Principal financial and accounting officer)	Date: March 28, 2007

/s/ William T. End William T. End	Director	Date: March 28, 2007

/s/ John C. Brouillard John C. Brouillard	Director	Date: March 28, 2007

/s/ Paul E. Kirincic Paul E. Kirincic	Director	Date: March 28, 2007

/s/ Kenneth M. Reiss Kenneth M. Reiss	Director	Date: March 28, 2007

/s/ Laurie M. Shahon Laurie M. Shahon	Director	Date: March 28, 2007

/s/ Edward M. Straw Edward M. Straw	Director	Date: March 28, 2007

/s/ Stephen E. Watson Stephen E. Watson	Director	Date: March 28, 2007