Form 10-K/A
period 2006-12-30
Eddie Bauer Holdings, Inc.
filed 2007-04-30
CIK 1345968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑     No ☐

The number of shares of the registrant’s common shares outstanding as of April 27, 2007 was 30,448,520.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY NOTE

Eddie Bauer Holdings, Inc. is filing this Amendment No. 1 on Form 10-K/A, or Amendment No. 1, to include in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 filed with the Securities and Exchange Commission, or the SEC, on March 29, 2007, or the Original Filing, the items required by Part III and the officer certifications associated with same. The following items of the Original Filing are amended by this Amendment No. 1:

Item 10.  Directors, Executive Officers and Corporate Governance

Item 11.  Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.  Certain Relationships and Related Transactions and Director Independence

Item 14.  Principal Accounting Fees and Services

Item 15.  Exhibits, Financial Statement Schedules

Except for the addition of the Part III information and the filing of related certifications, no other changes have been made to the Original Filing. This Amendment No. 1 does not reflect events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events.

i

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information concerning our directors and executive officers as of April 1, 2007:

Non-employee Directors	Age	Present Position

William T. End	59	Chair of the Board of Directors, Nominating and Corporate Governance Committee Member
John C. Brouillard	58	Director, Audit Committee Member, Compensation Committee Member
Paul E. Kirincic	56	Director, Compensation Committee Member
Kenneth M. Reiss	64	Director, Chair of Audit Committee
Laurie M. Shahon	55	Director, Audit Committee Member, Chair of Nominating and Corporate Governance Committee
Edward M. Straw	67	Director, Nominating and Corporate Governance Committee Member
Stephen E. Watson	61	Director, Chair of Compensation Committee

The following persons serve as our executive officers:

Executive Officers	Age	Present Position

Howard Gross	63	Interim Chief Executive Officer and Director
Kathleen Boyer	58	Senior Vice President, Chief Merchandising Officer
Shelley Milano	50	Senior Vice President, General Counsel and Secretary
Ann Perinchief	53	Senior Vice President, Retail
David Taylor	51	Interim Chief Financial Officer and Treasurer

Our executive officers are appointed by and serve at the discretion of our Board of Directors. There are no family relationships between any director and any executive officer.

Non-employee Directors

William T. End was named Chair of the Board of Directors of Eddie Bauer in June 2005. From May 2001 until his retirement in May 2003, Mr. End served as chair of Cornerstone Brands, Inc., a privately-held catalog retailer whose brands include Frontgate, Garnet Hill and The Territory Ahead. Cornerstone Brands, Inc. has no affiliation with Eddie Bauer. From 1995 to May 2001, Mr. End served in various capacities with Cornerstone Brands, Inc., including as chair and chief executive officer. From 1990 to 1995, Mr. End served in various executive positions at Lands’ End, Inc., including president and chief executive officer. Formerly, Mr. End spent 15 years at L.L. Bean, Inc., where he served as executive vice president and chief marketing officer. Mr. End currently serves as a director of IDEXX Laboratories, Inc. Mr. End received a Bachelor of Science in Business Administration degree from Boston College in 1969 and an MBA from Harvard Business School in 1971.

John C. Brouillard was named a director of Eddie Bauer in June 2005. From February 1991 to June 2005, Mr. Brouillard served as chief administrative and financial officer of H.E. Butt Grocery Company. From 1977 to 1991, Mr. Brouillard held various positions at Hills Department Stores, Inc., including president of the company. Mr. Brouillard currently serves as a director of H.E. Butt Grocery Company and Advance Auto Parts, Inc. Mr. Brouillard received a Bachelor of Science degree in Mechanical Engineering from the University of Massachusetts in 1970 and an MBA from the University of Pennsylvania in 1974.

Paul E. Kirincic was named a director of Eddie Bauer in June 2005. Since February 2001, Mr. Kirincic has served as executive vice president, human resources, communications and corporate marketing of

McKesson Corporation. From November 1998 to January 2001, Mr. Kirincic served as vice president, human resources, consumer healthcare division of Pfizer, Inc. Mr. Kirincic also served in various positions at the Whirlpool Corporation, including as vice president of human resources for Whirlpool Europe. Mr. Kirincic received a Bachelor of Arts degree in History and Communications from St. Norbert College in 1972 and an MSBA in General Management from Indiana University in 1979.

Kenneth M. Reiss was named a director of Eddie Bauer Holdings in June 2005. From 1965 to June 2003, Mr. Reiss worked at Ernst & Young LLP, where he served as Managing Partner of the New York office, Assurance and Advisory Practice, as well as the national director of retail and consumer products for the Assurance and Advisory Practice. Subsequent to June 2003, Mr. Reiss has been retired apart from his duties as a director of Guitar Center, Inc. and The Wet Seal, Inc. Mr. Reiss received a Bachelor of Arts degree in Economics from Bates College in 1964 and an MBA from Rutgers School of Business in 1965.

Laurie M. Shahon was named a director of Eddie Bauer in June 2005. Since 1994, Ms. Shahon has served as President of the Wilton Capital Group, a private direct investment firm headquartered in New York City. The primary focus of Wilton Capital is consumer products retailing, financial institutions, distributors, healthcare and telecommunications. Wilton Capital Group has no affiliation with Eddie Bauer. From 1988 to 1993, Ms. Shahon served as managing director of ’21’ International Holdings, Inc. From 1980 to 1988, Ms. Shahon served as vice president and during that period founded the retailing and consumer products group at Salomon Brothers. Ms. Shahon is a director of The Bombay Company, Inc. and Knight Capital Group, Inc. Ms. Shahon received a Bachelor of Arts degree in English and Political Science from Wellesley College in 1974 and an MBA from Columbia Business School in 1976.

Edward M. Straw was named a director of Eddie Bauer in June 2005. From March 2000 to February 2005, Mr. Straw served as President of Global Operations of the Estée Lauder Companies. He formerly served as senior vice president of global supply chain and manufacturing at Compaq Computer Corporation and as president of Ryder Integrated Logistics, Inc. Mr. Straw served in various positions in the U.S. Navy for over 30 years, including as vice admiral, director and chief executive officer of the Defense Logistics Agency. Mr. Straw currently serves as a director of MeadWestvaco Corporation. Mr. Straw received a Bachelor of Science degree in Engineering from the U.S. Naval Academy in 1961 and an MBA from the George Washington University in 1971.

Stephen E. Watson was named a director of Eddie Bauer in June 2005. From November 1997 to November 2002, Mr. Watson served as chief executive officer of Gander Mountain L.L.C. Subsequent to November 2002, Mr. Watson has been retired apart from his duties as a director at Shopko Stores, Inc. (resigned in 2006), Kohl’s Corporation and Smart & Final Inc. From 1973 to 1996, Mr. Watson served in various positions with the Dayton Hudson Corporation, including as chairman and chief executive officer of Dayton Hudson Department Stores Co. and as president of the Dayton Hudson Corporation. Mr. Watson serves as a director of Kohl’s Corporation and Smart & Final Inc. Mr. Watson received a Bachelor of Arts degree in American History from Williams College in 1967 and an MBA from Harvard Business School in 1973.

Officers

Howard Gross was named Interim Chief Executive Officer on February 9, 2007, and a director of Eddie Bauer in June 2005. From 1996 to 2004, Mr. Gross served as president and chief executive officer of HUB Distributing, Millers Outpost and Levi’s Outlet Stores of the American Retail Group, Inc. From 1994 to 1995, Mr. Gross served as president and chief operating officer of Today’s Man, Inc. Formerly, Mr. Gross spent over 20 years at Limited Brands, Inc., where he held various positions, including president of Victoria’s Secrets Stores and president of the Limited Stores. Mr. Gross currently serves as a director of Glimcher Realty Trust and The Sharper Image. Mr. Gross received a Bachelor of Arts degree in Speech and Public Address from the University of Akron in 1965.

Kathleen Boyer was named Senior Vice President, Chief Merchandising Officer of Eddie Bauer in June 2005. Ms. Boyer was named Senior Vice President, Chief Merchandising Officer of Eddie Bauer, Inc. in July 2004. From 2002 to 2004, Ms. Boyer served as executive vice president at J. Crew. From 2000 to 2001, Ms. Boyer was senior vice president at Banana Republic, a division of Gap, Inc., and served as vice president, men’s at Banana Republic from 1995 to 2000. Ms. Boyer holds an Associate of Arts degree from Elizabeth Seton College.

Shelley Milano was named Senior Vice President, General Counsel and Secretary of Eddie Bauer in June 2005. Ms. Milano was named Senior Vice President, General Counsel and Secretary of Eddie Bauer, Inc. in March 2005. Ms. Milano served as advisor to the chief executive officer of Starbucks Corporation from 2002 to 2004. From 1995 to 2002, Ms. Milano served as Starbucks Corporation’s executive vice president and general counsel for law and corporate affairs, also assuming responsibility over human resources and corporate social responsibility at Starbucks from 2000 to 2002. Prior to joining Starbucks, Ms. Milano served as vice president and general counsel of Honda of America Manufacturing Inc. from 1986 to 1995. Ms. Milano received a Bachelor of Arts degree in Accountancy from Adrian College in 1977 and a J.D. degree from Boalt Hall School of Law, University of California in 1982.

Ann Perinchief was named Senior Vice President, Retail of Eddie Bauer in June 2005. Ms. Perinchief became Senior Vice President, Retail of Eddie Bauer, Inc. in March 1999. From 1996 to 1999, Ms. Perinchief served as Vice President, Customer Satisfaction and Sales of Eddie Bauer, Inc. Ms. Perinchief received a Bachelor of Arts degree in Retail: Clothing and Textiles from Michigan State University in 1975.

David Taylor was named Interim Chief Financial Officer of Eddie Bauer Holdings, Inc. in January 2006 and Interim Treasurer in February 2006. Mr. Taylor is a Senior Managing Director with FTI Palladium Partners, a firm specializing in providing interim management services. Prior to joining FTI Palladium Partners, from 2002 to 2005, Mr. Taylor served as Executive Vice President and Chief Financial Officer of Guilford Mills, Inc., which filed for bankruptcy during Mr. Taylor’s tenure, and from 1999 to 2001, he served as Senior Vice President-Finance of Heafner Tire Group (now known as American Tire Distributors). Mr. Taylor holds a Bachelor of Arts degree in Business Administration and Accounting from Furman University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors and persons who own more than 10 percent of a registered class of our equity securities file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-10 percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms that they file. Based solely upon our review of copies of the forms received by us and written representations from certain reporting persons that they have complied or not complied with the relevant filings requirements, we believe that, during the fiscal year ended December 30, 2006, all of our executive officers, directors and greater-than-10 percent stockholders complied with all Section 16(a) filing requirements.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all of our employees, managers and officers, as well as our directors and executive officers, including our Chief Executive Officer and Chief Financial Officer. Our Code of Ethics and Business Conduct is designed to: (i) provide guidance for upholding our corporate values and standards; and (ii) set the standards of business conduct and ethics. The purpose of our Code of Ethics and Business Conduct is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. Employees may submit concerns or complaints regarding business conduct or ethical issues: (i) by contacting Eddie Bauer management or the Ethics & Compliance Officer; or (ii) on a confidential basis, by means of an anonymous toll-free telephone call, e-mail, facsimile transmission or mail to an external third party vendor. Our Nominating and Corporate Governance Committee monitors compliance with the Company’s Code of Business Conduct and Ethics. We investigate all credible concerns and complaints and will initiate corrective action when appropriate. Our Code of Ethics and Business Conduct is posted on our website at http://investors.eddiebauer.com.

We intend to disclose on our website amendments to, or waivers from, any provision of our Code of Business Conduct or Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer/Controller and persons performing similar functions, and amendments to, or waivers from, any provision that relates to any element of our Code of Ethics and Business Conduct described in Item 406(b) of Regulation S-K.

Director Nominations and Qualifications

The Nominating and Corporate Governance Committee considers candidates recommended by our stockholders, provided that the recommendations are made in accordance with the procedures required under our Bylaws and our Policy on Stockholder Recommendations of Candidates for Election as Directors.

Stockholders who wish to recommend a candidate for election as a director at our 2008 annual meeting of stockholders must submit their recommendations no earlier than February 14, 2008, and no later than March 15, 2008. If the date of our 2008 annual meeting of stockholders is advanced or delayed by more than 45 days from the date of the 2007 Annual Meeting, the proposal must be delivered no earlier than February 14, 2008, and no later than the later of March 15, 2008, or the close of business on the 10th day following the date of the public announcement of the date of our 2008 annual meeting of stockholders.

Stockholders may recommend candidates for consideration by the Board of Directors’ Nominating and Corporate Governance Committee by providing written notice to our Corporate Secretary at Eddie Bauer Holdings, Inc., PO Box 97000, Redmond, Washington 98073. The written notice must provide (i) the candidate’s name, age, business and residence addresses, (ii) the principal occupation or employment of the person, (iii) the class and number of our shares, if any, beneficially owned by the candidate, (iv) confirmation that the candidate is independent with respect to the Company in accordance with the independence requirements established by the Company, if any, of the SEC and of the NASDAQ Global Market (or if the candidate is not independent under these requirements, a description of the reasons why he or she is not independent), and (v) all other information regarding candidates required by Section 14 of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act,” and the rules and regulations promulgated thereunder. A written consent from the candidate consenting to be named as a candidate and a statement executed by the candidate that, if elected, he or she will (i) represent all stockholders of the Company in accordance with applicable laws and with the Company’s certificate of incorporation, bylaws and other policies, (ii) comply with all rules, policies and requirements applicable generally to non-employee directors, (iii) execute a nondisclosure agreement that the Company has prepared and deems appropriate for non-employee directors, and (iv) upon request, complete and sign a customary directors and officers questionnaire should accompany any stockholder recommendation. Any stockholder who wishes to recommend a nominee for election as director must also provide the name and record address of such stockholder and the address of the beneficial owner, if any, on whose behalf the nomination is made, the class and number of shares beneficially owned by the stockholder and the beneficial owner, if any, on whose behalf the nomination is made, a description of all arrangements or understandings relating to the nomination among the stockholder making the nomination, the beneficial owner, if any, on whose behalf the nomination is made, the proposed nominee and any other person or persons (including their names), a representation by the stockholder making the nomination that the stockholder intends to appear in person or by proxy at the annual meeting of stockholders to nominate the person named in the notice and all other information regarding the stockholder or the beneficial owner, if any, on whose behalf the nomination is made required by Section 14 of the Exchange Act and the rules and regulations promulgated thereunder.

The Company will include a candidate recommended by a stockholder in its Proxy Statement only if the Nominating and Corporate Governance Committee, after evaluating the candidate, decides to propose the candidate to the Board, and the Board nominates the candidate. Furthermore, if a stockholder who recommends a nominee (or a qualified representative of that stockholder) does not appear at the annual meeting of stockholders to present the nomination, the nomination will be disregarded, notwithstanding that proxies in respect of the nomination may have been received by the Company.

The Nominating and Corporate Governance Committee will consider and evaluate candidates recommended by stockholders on the same basis as candidates recommended by other sources. However, for each annual meeting of stockholders, the Nominating and Corporate Governance Committee will accept for consideration only one recommendation from any stockholder or affiliated group of stockholders (i.e., stockholders constituting a group under SEC Regulation 13D). In addition, the Company will take into account the size and duration of a recommending stockholder’s ownership interest in the Company and the extent to which the recommending stockholder intends to maintain its ownership interest in the Company.

Audit Committee of the Board of Directors

The Audit Committee consists of Kenneth M. Reiss (Chair), John C. Brouillard and Laurie M. Shahon, each an independent director and each financially literate as required by the NASDAQ Global Market listing standards. Our Board of Directors has determined that each of the three members of the Audit Committee qualifies as an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K of the Exchange Act. During fiscal year 2006, the Audit Committee held 14 meetings.

In accordance with the Audit Committee charter, the Audit Committee is responsible for overseeing our accounting and financial reporting process and the audit processes. The Audit Committee assists the Board of Directors by: (i) reviewing the system of internal controls established by management and the financial information and related disclosure that will be provided to stockholders; (ii) our compliance with legal and regulatory requirements; (iii) overseeing our independent auditor, including the evaluation of its qualifications, performance and independence; and (iv) reviewing related-party transactions.

Our Audit Committee charter is posted on our website at http://investors.eddiebauer.com.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

In March 2003 Spiegel, Inc., together with 19 of its subsidiaries and affiliates, including Eddie Bauer, Inc. filed for Chapter 11 bankruptcy protection. In June 2005, Eddie Bauer emerged from bankruptcy as a stand-alone company for the first time in 34 years, and Eddie Bauer Holdings, Inc. was created as the parent holding company of Eddie Bauer, Inc. At that time the Company’s Board of Directors was established. In spring of 2006 the Company decided to pursue strategic alternatives and in late 2006 the Company entered into a merger agreement with a company owned by two private equity firms. In February 2007, the Company’s stockholders failed to approve the merger. As a result of this vote by stockholders, the Company terminated the merger agreement and will continue to operate as a stand-alone publicly traded company.

During the period in which Eddie Bauer pursued strategic alternatives, including the merger that was ultimately rejected by its stockholders, the focus was on retaining key employees. Retention programs were developed. As the Company now moves forward in the turnaround endeavor our compensation strategy will focus on a pay for performance strategy.

Overview of Compensation Program Objectives and Design

Our compensation program for our named executive officers, which we refer to as our “NEOs,” is designed to attract, retain and motivate highly qualified executives. Our compensation program consists of several forms of compensation, including base salary, annual incentives, long-term incentives, limited perquisites and benefits. We believe that by offering competitive total compensation opportunities that target the 50th percentile of market levels we will be able to meet our hiring and retention objectives. A significant portion of each NEO’s compensation opportunity consists of annual and long-term variable compensation that is contingent on the achievement of specific company business and strategic goals, and is designed to align the NEO’s interests with those of our stockholders. The maximum amount of variable compensation differs among our NEOs and is generally higher for those with increased responsibility within the Company. In addition, the mix of annual and long-term incentive compensation also varies, with the relative weighting of long-term incentive compensation being greater for NEOs with increased levels of responsibility. The annual compensation paid to our NEOs, which includes base salary and annual bonus payments, is cash-based, while long-term compensation consists of equity-based awards. We do not have specific allocation goals between cash- and equity-based compensation or between annual and long-term incentive compensation; instead, we rely on the process described below in our determination of compensation levels for each NEO.

To determine competitive market levels of compensation for executives, the Compensation Committee periodically reviews the total compensation levels for similarly situated executives in the retail industry. During 2006, the Compensation Committee, working with their independent compensation consultant and the Company, enhanced existing plans and implemented new plans to retain key talent and motivate them to focus on critical financial and strategic performance goals.

As noted above, we generally target the 50th percentile of market levels in overall compensation for our NEOs. However, no formal process was undertaken during 2006 to monitor the total compensation levels of our NEOs as compared to executives in the retail industry. We did not increase the base salaries of any of our NEOs during 2006. The Compensation Committee has approved certain increases to the compensation levels for the NEOs for 2007 in recognition of the time that has elapsed since their last salary increase and to enhance retention of these key executives.

Base Salary

We seek to pay our NEOs base salaries at the 50th percentile of the market for their respective assignments and retain the ability to set actual base salaries based on an assessment of each NEO’s tenure, experience and skill set, as well as competitive and internal equitable considerations. Base salaries are reviewed and approved annually by the Compensation Committee. Base salary increases were not considered in 2006 but have been approved for 2007.

On April 5, 2007, base salary increases for Ms. Boyer, Ms. Milano, and Ms. Perinchief, ranging from 5.0% to 6.3%, were approved by the Compensation Committee and became effective as of March 4, 2007. The adjustments reflect the Compensation Committee’s assessment of individual performance, achievement of business objectives, our desire to retain leadership skills necessary to execute the Company’s business strategy, and the period of time that has elapsed since each NEO’s last salary review. The Compensation Committee believes that the NEOs’ adjusted base salaries are generally representative of the 50th percentile of the market. The Committee intends to re-evaluate the levels of the NEOs’ base salaries from time to time in the future.

Annual Incentives

We currently provide an annual incentive opportunity to our NEOs under the Company’s Annual Incentive Plan, which we refer to as the “AIP”. The AIP is designed to encourage the NEOs, as well as other eligible employees, to improve the performance of the Company through annual cash bonuses. We target annual incentive bonus opportunities under the AIP at approximately the 50th percentile of the market for the NEOs and retain the ability to set actual opportunities based on an assessment of each NEO’s tenure, experience, skill set, individual and Company performance, as well as competitive and internal equitable considerations. The objectives of the AIP are to assure that incentive bonus awards represent at-risk compensation, to reward our NEOs and other eligible employees on the basis of corporate financial results on an annual basis, and to provide an incentive bonus award that is competitive with the market for each position. Incentive bonus opportunities are set annually and potentially represent a significant portion of total compensation.

For 2006, we established revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) as the performance metrics for payment of bonuses under the AIP. The Compensation Committee established threshold, target and maximum performance levels for each of these metrics. In 2006 the target bonus opportunities for our NEOs ranged from 70% to 100% of base salary. Payments for achievement of the threshold performance level would have resulted in payments equal to 50% of the target opportunities, or 35% — 50% of base salary, and achievement of the maximum performance level would have resulted in payments equal to 175% of the target opportunities, or 122.5% — 175% of base salary. The Compensation Committee has the authority to reduce payments under the AIP based on the committee’s assessment of individual performance during the year.

For 2006, the minimum performance levels for revenues and EBITDA were not achieved, and no bonuses were paid to any of our NEOs under the AIP. For 2007, we have continued to use revenue and EBITDA as the performance metric under the AIP. We believe that the target performance goals have been set for 2007 at an appropriate level based on our expectations for our business performance and comparable industry compensation. The NEOs’ target opportunities for 2007 are roughly equivalent to the 50th percentile of the market based on a percentage of salary.

Discretionary Annual Compensation

The Compensation Committee may approve additional compensation, including limited annual discretionary bonuses, to any NEO or other executive for performance or retention purposes or to serve any other corporate objective. For 2006, discretionary retention bonuses were structured and, in part, paid, to retain critical leadership talent while the company explored strategic alternatives. Specifically, Mr. Månsson received $250,000 as a one-time retention payment in 2006 as provided for by the terms of his 2005 employment agreement. For 2007, discretionary retention bonuses have been structured and, in part, paid, to retain critical leadership talent. Specifically, Ms. Boyer and Ms. Perinchief will receive $100,000 and $75,000, respectively, as retention payments. These retention payments are scheduled to be paid in three installments on April 6, 2007, September 7, 2007 and January 5, 2008.

Long-Term Incentives

Our long-term incentive compensation program consists of periodic grants of stock options and restricted stock units (“RSUs”). The program is designed to retain the NEOs and other executives, focus their attention on the long-term performance of the business, and align our NEOs’ financial interests with those of our stockholders. We target the value of our long-term incentive awards at the 50th percentile of the market for the NEOs and retain the ability to set actual award levels based on an assessment of each NEO’s tenure, experience, skill set, individual and Company performance, as well as competitive and internal equitable considerations. In connection with the Company’s emergence from bankruptcy in 2005, stock option and RSU grants were made to our NEOs and other key employees. Since 2005, equity grants have been made only to new hires. No equity grants were made to any of our NEOs in 2006.

Stock Options.  The 2005 option grants included a four-year vesting schedule. If the Company stockholders approve the Amended Plan described in Item 3 of this Proxy Statement, future stock option grants will likely include a four-year vesting schedule.

RSUs.  The 2005 RSU grants included a three-year vesting schedule. If the Company stockholders approve the Amended Plan described in Item 3 of this Proxy Statement, future RSU grants will likely include a minimum of a three-year vesting schedule.

For 2007, the Company has requested stockholder approval of a sufficient number of shares to permit the grant of equity-based long-term incentives to our NEOs and key executives. With the approval of stockholders, it is the Compensation Committee’s intention to make grants of stock options and RSUs that are reflective of the 50th percentile of market but cognizant of the Company’s stock price, so as not to create undue dilution as a result of grants made in 2007 and beyond.

Share Ownership Guidelines.  The Company has not established formal share ownership guidelines for its NEOs. However, the Company will explore implementing formal share ownership guidelines in 2007.

Other Benefits

Our NEOs participate in all broad-based employee benefit plans provided by the Company. These include but are not limited to savings plan(s), health and welfare insurance, and our severance. In addition, the Company offers certain additional benefits to key executives, including our NEOs. These executive benefits include a change-in-control plan, executive long-term disability insurance, life insurance, a non-qualified deferred compensation plan, a perquisite allowance, and, for a limited number of NEOs, employment agreements.

Change in Control.  The Company has a change in control plan in which the NEOs and other key executives participate. The Board has determined that the change in control plan is in the best interests of the Company and its stockholders to assure that the Company will have the continued dedication of these executives despite the possibility, threat or occurrence of a change in control of the Company. The Eddie

Bauer Holdings, Inc. Senior Officer Change in Control Compensation Benefits Plan, which we refer to as the “Change in Control Plan,” is intended to diminish the distraction to our executives of the uncertainties and risks created by a threatened or pending “Change in Control” (as defined in the Change in Control Plan) and to provide the executives with compensation arrangements upon a Change in Control that provide the executives with financial security and that are competitive with those of other comparably situated companies.

The Change in Control Plan provides that during the period within six months prior to a Change in Control, but subsequent to such time as negotiations or discussions that ultimately lead to a Change in Control commenced, and two years following the date of a Change in Control, the executive shall be entitled to specified separation benefits if the executive’s employment is terminated by the Company other than for “Cause,” death, disability or retirement, or is terminated by the executive for “Good Reason” (each as defined in the Change in Control Plan). In such event, the Company will pay such executive a lump sum payment, within 15 days after the date of termination (and delayed for a period of time for individuals whose receipt may be impacted by the requirements of Section 409A of the Code), representing certain severance benefits (in lieu of further salary payments and in lieu of any severance benefits to which the executive would otherwise be entitled under any general severance policy or other severance plan maintained by the Company for its management). These severance benefits for NEOs consist of: (i) his or her accrued and unpaid salary with respect to vacation days accrued but not taken through the date of termination; (ii) his or her accrued and unpaid base salary; (iii) any earned but unpaid annual incentive bonuses from the fiscal year immediately preceding the fiscal year in which the date of termination occurs; (iv) if the date of termination occurs subsequent to a fiscal year in which the Change in Control occurs, a pro-rated bonus equal to the product of (a) the greater of (1) (x) the executive’s target annual bonus amount under the AIP for the fiscal year in which the date of termination occurs and (y) the executive’s average annual bonus for the three full fiscal years prior to the date of termination, or such lesser number of fiscal years during which the executive was employed by the Company or an affiliate, and (2) the annual bonus amount under the AIP determined based on the performance to date for the performance period that includes the date of termination, multiplied by (b) a fraction, the numerator of which is the number of days in the then current fiscal year through the date of termination and the denominator of which is 365; and (v) an amount equal to a “benefit multiplier” of 2.0 for Senior Vice President, of the Company (or 3.0 in the case of the CEO) multiplied by the sum of (a) the executive’s annual base salary plus (b) the greater of (1) his or her target annual bonus for the fiscal year in which the termination occurs and (2) the executive’s average annual bonus for the three full fiscal years prior to the date of termination, or such lesser number of fiscal years during which the executive was employed by the Company or an affiliate. In addition, such executive will receive: (i) continued health, medical, life and long-term disability insurance coverage for the executive and his or her family for a period equal to the executive’s benefit multiplier at substantially similar levels of coverage, or if the applicable plan, program, practice or policy does not permit the participation of the executive or his or her family, payment to the executive of an amount equal to the standard after-tax cost of such insurance coverage; and (ii) outplacement services for a period equal to the number of years of the executive’s benefit multiplier; provided, however, that the maximum aggregate amount of such outplacement services will not exceed $25,000 ($50,000 in the case of the CEO).

Upon a Change in Control, or in the event an executive’s employment is terminated prior to a Change in Control in a manner that entitles the executive to separation benefits under the previous paragraph, the executive shall be entitled to (i) the immediate vesting of all previously granted awards of options, stock appreciation rights, restricted stock and restricted stock units under any equity compensation plan or arrangement maintained by the Company that are outstanding at the time of the Change in Control or date of termination, as the case may be; (ii) a long-term incentive amount equal to the greatest of (a) the executive’s target long-term incentive opportunity for each outstanding performance award in effect on the Change in Control date; (b) the average annual performance award payout, including any portion thereof that has been earned but deferred (and annualized for any fiscal year consisting of less than 12 full months or during which the executive was employed for less than 12 full months), the executive received from the Company, if any, during the three full fiscal years of the Company immediately preceding the Change in Control date, or such lesser number of fiscal years during which the executive was employed with the Company or any affiliate; and (c) the amount determined under the performance award based on the performance to date for the performance period that includes the Change in Control date; and (iii) an amount equal to the greater of (a) (1) the executive’s target annual bonus amount under the AIP for the performance period in which the Change in Control occurs and (2) the executive’s average annual bonus for the three full fiscal years prior to the Change in Control date, or such lesser number of fiscal years during which the executive was employed by the Company or an affiliate, and (b) the amount determined under the annual bonus based on the performance to date for the performance period that includes the Change in Control date.

In the case of the NEOs, the agreements also provide that if any payment by the Company results in excise tax under the parachute payment rules of Section 280G of the Code, then the executive is entitled to a gross-up payment so that the net amount retained will be equal to his or her payment less ordinary and normal taxes (but not less the excise tax).

In the event we pursue a strategic alternative, including a sale of the Company, the benefits under the Change in Control Plan may be triggered. Our Board of Directors may amend or terminate the Change in Control Plan at any time; provided, however, no modification or termination adversely affecting any participant will be effective unless such participant provides written consent or is given one year advance notice.

Executive Long-Term Disability Insurance.  Our NEOs participate in the Company’s executive long-term disability program. This plan provides up to 60% of salary replacement, to a maximum of $25,000 per month, for nonwork-related approved medical absences and is paid for by the Company.

Executive Life Insurance.  Our NEOs participate in the Company’s executive life insurance plan. This plan provides four times annual base salary, up to a maximum of $1.5 million, in the form of a death benefit. The Company pays the full cost of the program.

Nonqualified Deferred Compensation.  Our NEOs are eligible to participate in the Company’s nonqualified deferred compensation plan. This plan provides each NEO the opportunity to defer up to 75% of his or her base salary and 100% of earned bonuses on a pretax basis. If an NEO elects to defer a portion of his or her compensation such amount is allocated to either (i) an account that tracks the performance of our common stock or (ii) an account which pays a fixed rate of return (based on the 10 Year Treasury Note). If the former, each deferred amount is assigned a number of hypothetical shares of our common stock at the time of the deferral based on the fair market value of the common stock on that date. The value of the deferred amount fluctuates with the value of our common stock and may lose value. At the elected time pursuant to the nonqualified deferred compensation plan, the value of the deferred amount is paid to the NEO in cash. Currently, no NEOs participate in this plan.

Perquisite Allowance.  Our NEOs and certain other executives receive an executive perquisite allowance. This is to defray the cost of auto expenses and/or financial, tax and estate planning costs. The allowance is paid in equal installments along with the NEO’s regular paycheck and varies by individual. The perquisite allowance is offered to be competitive with the market and to continue to attract and retain highly qualified executive talent.

Employment and Separation Agreements.  During fiscal year 2006, each of Ms. Boyer’s, Ms. Milano’s, and Mr. Månsson’s employment was subject to an employment agreement.

On February 9, 2007, Mr. Månsson resigned. In connection with Mr. Månsson’s resignation, the Company agreed to make certain termination payments to Mr. Månsson as set forth in a Separation Agreement and General Release dated as of February 9, 2007.

In early March 2007, Ms. Milano tendered her resignation as Senior Vice President, General Counsel and Secretary of the Company. The Company requested that Ms. Milano continue her employment through a transition period, and on April 5, 2007, the Company accepted that Ms. Milano would resign as Senior Vice President, General Counsel and Secretary of the Company on June 1, 2007, and would continue as an employee of Eddie Bauer, Inc. until July 2, 2007. In consideration for Ms. Milano’s agreement to continue her service through July 2, 2007, the Company agreed to pay her a $300,000 retention bonus, of which $50,000 was paid on March 9, 2007, and the remaining $250,000 will be paid on May 31, 2007.

The specifics regarding Ms. Boyer, Ms. Milano, and Mr. Månsson’s employment agreements and termination and change in control payments are described in the section titled “Employment Agreements; Termination and Change in Control Payments” below.

Deductibility of Executive Compensation

Certain awards made under the Company’s 2005 Stock Incentive Plan qualify as performance-based compensation that will be fully deductible for federal income tax purposes under the $1 million cap rules of Section 162(m) of the Code. However, in order to design compensation programs that address the Company’s needs, the Company has not established a policy which mandates that all compensation must be deductible under Section 162(m). Payments under the AIP relating to the 2007 fiscal year will not qualify as performance-based compensation under Section 162(m). We also anticipate that grants of RSUs made under the 2005 Stock Incentive Plan will not be deductible. For 2006, approximately $1.5 million of compensation paid by the Company to our NEOs was not deductible under Section 162(m) because certain amounts received as base salary, retention bonuses and from the vesting of RSUs did not qualify as performance-based compensation and exceeded $1 million.

Summary Compensation Table

The following table sets forth all compensation paid or earned by our Chief Executive Officer, our Interim Chief Financial Officer, each of our other three most highly compensated executive officers (whose compensation exceeded $100,000 during the last fiscal year) and our former Chief Financial Officer for services rendered to us for the fiscal year ended December 30, 2006. We refer to these executive officers as the NEOs.

								Change in
								Pension
								Value and
							Non-Equity	Nonqualified
							Incentive	Deferred
							Plan	Compen-	All Other
					Stock	Option	Compen-	sation	Compen-
Name and		Salary	Bonus		Awards(1)	Awards(1)	sation	Earnings	sation(2)	Total
Principal Position	Year	($)	($)		($)	($)	($)	($)	($)	($)

Fabian Månsson,	2006	$980,000	$250,000	(4)	$1,972,487	$288,000		—	$33,817	$3,524,304
President and Chief Executive Officer(3)
David Taylor,	2006	$1,355,000	—		—	—	—	—	39,536	$1,394,536
Interim Chief Financial Officer(5)
Kathleen Boyer,	2006	$500,000	$—		$673,111	$105,840	—	—	33,704	$1,312,655
Senior Vice President, Chief Merchandising Officer
Shelley Milano,	2006	$400,000	$—		$673,111	$105,840	—	—	29,004	$1,207,955
Senior Vice President, General Counsel and Secretary
Ann Perinchief,	2006	$365,000	$—		$673,111	$105,840	—	—	29,647	$1,173,598
Senior Vice President, Retail
Timothy McLaughlin,	2006	$52,721	$—		$(93,125)	$(12,013)	—	—	$206,057	$153,640
Former Chief Financial Officer(6)

(1)	The dollar amounts in these columns reflect the compensation expense/(income) recognized for financial statement reporting purposes for the fiscal year ended December 30, 2006, in accordance with SFAS 123R, and include amounts from awards granted prior to and during 2006. The assumptions used in the calculation of these amounts are included in footnote 17 to the Company’s audited financial statements for the fiscal year ended December 30, 2006 included in the Original Filing.

(2)	All Other Compensation for the fiscal year ending December 30, 2006, consists of the following:

		VIP Long-	Value of
		Term	Supplemental	401(k)	Other /
	Perquisite	Disability	Life Insurance	Company	Other Cash
	Allowance	Premiums	Premiums	Contribution	Payments		Total

Fabian Månsson	$20,000	$3,500	$2,304	$—	$8,013	(a)	$33,817
David Taylor	$—	$—	$—	$—	$39,536	(b)	$39,536
Kathleen Boyer	$18,000	$3,500	$2,304	$9,900	$—		$33,704
Shelley Milano	$14,000	$2,800	$2,304	$9,900	$—		$29,004
Ann Perinchief	$14,000	$3,500	$2,247	$9,900	$—		$29,647
Timothy McLaughlin	$2,692	$292	$256	$2,019	$200,798	(c)	$206,057

(a)	Consists of $5,712 for reimbursement of financial planning expenses, $1,222 of closing costs, $18 gross up of closing costs and $1,061 for residential security system.

(b)	Consists of housing expenses totaling $39,536.

(c)	“Other cash payments” to Mr. McLaughlin consist of $187,500 in severance payments, $3,846 cash out of personal holiday and $9,452 cash out of vacation.

(3)	Mr. Månsson resigned from his position as Chief Executive Officer and President of the Company and as a member of the Board of Directors of the Company, effective February 9, 2007.

(4)	One time retention bonus paid to Mr. Månsson on January 31, 2006.

(5)	The amount shown in the 2006 summary compensation table as salary for Mr. Taylor is the fees we paid to FTI Palladium Partners pursuant to the agreement between us and FTI Palladium Partners for the services Mr. Taylor rendered to us as Interim Chief Financial Officer. In addition to these fees, we reimbursed FTI Palladium Partners $119,293 for expenses incurred in connection with the provision of the Interim Chief Financial Officer services.

(6)	Mr. McLaughlin resigned from his position as Chief Financial Officer of the Company, effective February 24, 2006.

Grants of Plan-Based Awards Table

The following table sets forth certain information regarding the grant of plan-based awards made during the fiscal year ended December 30, 2006, to the NEOs. Mr. Taylor was not entitled to any of our plan-based awards in fiscal year 2006.

								All Other	All Other
								Stock	Option
								Awards:	Awards:	Exercise
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	or Base
		Under Non-Equity			Under Equity			Shares of	Securities	Price of
		Incentive Plan Awards			Incentive Plan Awards			Stock or	Underlying	Option
	Grant	Threshold(1)	Target(2)	Maximum(3)	Threshold	Target	Maximum	Units	Options	Awards
Name	Date	($)	($)	($)	($)	($)	($)	(#)	(#)	($/Sh)

Fabian Månsson	n/a	$490,000	$980,000	$1,715,000	—	—	—	—	—	—
Kathleen Boyer	n/a	$175,000	$350,000	$612,500	—	—	—	—	—	—
Shelley Milano	n/a	$140,000	$280,000	$490,000	—	—	—	—	—	—
Ann Perinchief	n/a	$127,750	$255,500	$447,125	—	—	—	—	—	—
Timothy McLaughlin	—	—	—	—	—	—	—	—	—	—

(1)	Threshold pays at 50% of the NEO’s incentive target.

(2)	Target pays at 100% of the NEO’s incentive target.

(3)	Maximum payment is 175% of the NEO’s incentive target.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each of the NEOs, certain information regarding the outstanding equity awards on December 30, 2006. Mr. Taylor was not entitled to any of our plan-based awards in fiscal year 2006.

		Option Awards						Stock Awards
Equity
										Equity	Incentive Plan
					Equity					Incentive	Awards:
					Incentive					Plan Awards:	Market or
		Number	Number		Plan Awards:				Market	Number of	Payout Value
		of	of		Number of			Number of	Value	Unearned	of Unearned
		Securities	Securities		Securities			Shares or	of Shares	Shares, Units	Shares, Units
		Underlying	Underlying		Underlying			Units of	or Units	or Other	or Other
		Unexercised	Unexercised		Unexercised	Option		Stock That	of Stock	Rights That	Rights That
		Options	Options		Unearned	Exercise	Option	Have Not	That Have	Have Not	Have Not
		(#)	(#)		Options	Price	Expiration	Vested	Not Vested	Vested	Vested
Name	Grant Date	Exercisable	Unexercisable		(#)	($)	Date	(#)	($)	(#)	($)

Fabian Månsson	11/3/2005	50,000	50,000	(1)		$23.37	11/3/2015	133,334(2)	$1,208,006	—	—
Kathleen Boyer	11/3/2005	18,375	18,375	(3)		$23.37	11/3/2015	45,500(4)	$412,230	—	—
Shelley Milano	11/3/2005	18,375	18,375	(3)		$23.37	11/3/2015	45,500(4)	$412,230	—	—
Ann Perinchief	11/3/2005	18,375	18,375	(3)		$23.37	11/3/2015	45,500(4)	$412,230	—	—
Timothy McLaughlin	—	—	—			—	—	—	—	—	—

(1)	Unvested options vest in two installments: 25,000 on November 3, 2007 and 25,000 on November 3, 2008. On February 9, 2007, in connection with Mr. Månsson’s resignation, his unvested options vested in full and will remain exercisable for the duration of their 10-year term.

(2)	Unvested restricted stock units vest in two installments: 66,667 on July 1, 2007 and 66,667 on July 1, 2008. On February 9, 2007, in connection with Mr. Månsson’s resignation, his unvested restricted stock units vested in full.

(3)	Unvested options vest in two installments: 9,187 on November 3, 2007 and 9,188 on November 3, 2008.

(4)	Unvested restricted stock units vest in two installments: 22,750 on July 1, 2007 and 22,750 on July 1, 2008.

Option Exercises and Stock Vested

The following table sets forth, for each of the NEOs, the amounts received upon the exercise of options or similar instruments, and the vesting of restricted stock or similar instruments, during the fiscal year ended December 30, 2006. Mr. Taylor was not entitled to any of our plan-based awards in fiscal year 2006.

	Option Awards		Stock Awards
	Number of Shares	Value	Number of Shares	Value
	Acquired	Realized on	Acquired	Realized on
	on Exercise	Exercise	on Vesting	Vesting(1)
Name	(#)	($)	(#)	($)

Fabian Månsson	—	—	66,666	$766,659
Kathleen Boyer	—	—	22,750	$261,625
Shelley Milano	—	—	22,750	$261,625
Ann Perinchief	—	—	22,750	$261,625
Timothy McLaughlin	—	—	—	—

(1)	This column sets forth the amount realized by each NEO upon the vesting of restricted stock units held by such NEO on July 1, 2006 (based on a price of $11.50 per share, which was the closing price of the Company’s common stock on June 30, 2006). However, as a result of certain trading restrictions, the Company offered the NEOs the opportunity to defer settlement of the restricted stock units until December 20, 2006. All NEOs deferred settlement of the restricted stock units until December 20, 2006. The value realized by each NEO at the settlement date (based on a price of $9.03 per share) was as follows:

Fabian Månsson	$601,994
Kathleen Boyer	$205,433
Shelley Milano	$205,433
Ann Perinchief	$205,433

(1)	Reflects securities issued under the Eddie Bauer Holdings, Inc. 2005 Stock Incentive Plan. Includes stock options to acquire 590,375 shares of common stock at a weighted-average exercise price of $23.28 per share and 603,533 restricted stock units.

(2)	Reflects the weighted-average exercise price of stock options granted and outstanding under the Eddie Bauer Holdings, Inc. 2005 Stock Incentive Plan as of December 30, 2006.

Employment Agreements; Termination and Change in Control Payments

As of December 30, 2006, we had employment agreements with each of Fabian Månsson, Kathleen Boyer and Shelley Milano. Each of these agreements provide for certain payments upon termination events, and Mr. Månsson’s employment agreement provides for payments upon certain a Change in Control. In addition, each of our NEOs is eligible to participate in the Change in Control Plan, which was established in November 2005 and amended and restated in June 2006 by our Board of Directors. For a description of the Change in Control Plan, see “Compensation Discussion and Analysis — Other Benefits — Change in Control” above.

Fabian Månsson

Mr. Månsson entered into an amended and restated employment agreement with Eddie Bauer and Eddie Bauer, Inc. pursuant to which he agreed to serve as President and Chief Executive Officer of each of Eddie Bauer and Eddie Bauer, Inc. for a period beginning on December 14, 2005. Mr. Månsson’s employment agreement had a term of three years, unless sooner terminated. The employment agreement provided for an annual base salary of $980,000, to be reviewed on an annual basis, and a longevity bonus of $250,000. Under the terms of the agreement, Mr. Månsson was eligible for participation in all long-term incentive plans, annual incentive plans or bonus plans as we may adopt. His target bonus under our annual incentive and bonus plans was 100% of his annual base salary, subject to a minimum of 50% of his base salary if any payments were made with respect to a bonus plan year, and a maximum of 175% of base salary. The employment agreement provided Mr. Månsson with an annual perquisite allowance of $20,000, as well as a personal allowance of $10,000 for expenses incurred in connection with tax and financial planning and related legal advice. Mr. Månsson was also entitled to reimbursement of relocation expenses and closing costs in connection with the purchase of a permanent residence in the United States, as well as expenses related to the installation of a home security system.

If Mr. Månsson’s employment agreement was terminated by the Company for “Cause” (as defined in his employment agreement) or by Mr. Månsson other than for “Good Reason” (as defined in his employment agreement), the employment agreement provided that we would pay Mr. Månsson (i) his accrued and unpaid base salary, perquisite allowance and planning allowance, (ii) his accrued and unpaid salary with respect to vacation days accrued but not taken through the date of termination, (iii) any deferred amounts, and (iv) any other compensation that has been earned, accrued or is owing under the terms of any applicable plan, program or arrangement as of the termination date, including any incentive awards under the AIP, which we collectively refer to as the “Accrued Compensation.”

If Mr. Månsson’s employment agreement was terminated by the Company without Cause, or by Mr. Månsson for Good Reason, in each case more than six months prior to a Change in Control, the employment agreement provided that we would pay Mr. Månsson (i) his Accrued Compensation, (ii) his base salary for an additional two years after the termination date, (iii) at such time as other participants in the bonus plan were paid their respective bonuses in respect of that bonus plan year, a pro-rata bonus equal to the product of (a) the greater of (x) the target bonus under the bonus plan for the bonus plan year during which the termination date occurs, and (y) the actual bonus under such plan paid or payable to Mr. Månsson in respect of the immediately preceding bonus plan year, and (b) the fraction obtained by dividing (a) the number of days in the plan year elapsed through and including the termination date by (b) 365, which we refer to as the “Pro-Rata Bonus,” (iv) at such time as other participants in the bonus plan were paid their respective bonuses in respect of the bonus plan year during which the termination date occurs, an amount equal to the difference between (a) the greater of (y) Mr. Månsson’s target bonus under the bonus plan for the termination year, and (z) the actual bonus under such plan paid or payable to Mr. Månsson in respect of the immediately preceding bonus plan year, and (b) the Pro-Rata Bonus paid to the Mr. Månsson, (v) at such time as other participants in the bonus plan were paid their respective bonuses, in respect of each of the two bonus plan years immediately following the termination year, an amount equal to the greater of (a) the Mr. Månsson’s target bonus for the termination year, and (b) Mr. Månsson’s actual annual incentive compensation paid or payable with respect to the plan year immediately preceding the termination year, provided that the Company would pay in respect of the last of such bonus plan years only a pro- rata share of such annual bonus equal to the product of such bonus and a fraction, the numerator of which is the number of days during the termination year through and including the termination date and the denominator of which is 365, (vi) up to $35,000 for outplacement services for a period of up to one year commencing on or before the one-year anniversary of the termination date, but in no event extending beyond the date on which Mr. Månsson commenced other full-time employment, and (vii) upon presentation of invoices, the Company would reimburse Mr. Månsson for (a) reasonable costs associated with the packing, moving and unpacking of household goods and furnishings to a new permanent residence in Sweden, (b) broker’s fees and commissions payable on the sale of the Mr. Månsson’s then current principal residence in the United States up to an amount equal to six percent (6%) of the selling price of such residence, and (c) up to three percent (3%) of the purchase price of the Mr. Månsson’s new permanent residence in Sweden to cover the closing costs associated with the purchase of such new permanent residence; provided that such costs or fees were incurred within one (1) year following the termination date; provided further that the Company would gross up the compensation to be paid pursuant to this subsection (vii) to offset all income taxes incurred by Mr. Månsson as a result of such reimbursed costs and expenses, including such gross-up payment (we refer to the relocation expenses, as grossed up, as the “Relocation Expenses.” In addition, for a period of two years after the termination date, we would continue to pay the premium on Mr. Månsson’s term life insurance coverage in an amount equal to $5,000,000, which we refer to as the “Insurance Premiums,” and to provide Mr. Månsson and his beneficiaries continued participation in all medical, dental, vision, prescription drug, hospitalization and life insurance coverages and in all other employee welfare benefit plans, programs and arrangements in which the Mr. Månsson was participating immediately prior to the termination date, on terms and conditions that are no less favorable than those that applied on the termination date, which we refer to as the “Employee Welfare Benefits.” In addition, Mr. Månsson’s unvested equity awards would immediately vest, with any stock options remaining exercisable for the remainder of the original option term.

If Mr. Månsson’s employment agreement is terminated by the Company without Cause, or by Mr. Månsson for Good Reason, in either case within six months prior to, or two years after, a Change in Control, the employment agreement provides that we would pay Mr. Månsson the amounts set forth in the previous paragraph, provided, however, that (i) the multiplier of “2” as it appears in subsections (ii) and (v) of the previous paragraph in each instance would be substituted with a multiplier of “3;” (ii) any sums payable pursuant to subsections (i), (ii), (iv) or (v) of the previous paragraph would be paid in a lump sum within fifteen (15) days after the termination date; (iii) the cap applicable to outplacement services would be raised to fifty thousand dollars ($50,000); and (iv) nothing contained herein would preclude, limit or delay any additional payments or benefits otherwise owing to the Mr. Månsson as the result of such Change in Control pursuant to the Change in Control Plan, provided that Mr. Månsson would not be entitled to any duplicative payments or benefits as a result of the interaction of any such Change in Control Plan and his employment agreement. In addition, for a period of three years after the termination date, we would continue to pay the Insurance Premiums, and to provide Mr. Månsson and his beneficiaries Employee Welfare Benefits. Furthermore, the employment agreement also provided that if any payment by the Company resulted in excise tax under the parachute payment rules of Section 280G of the Code, then Mr. Månsson would be entitled to a gross-up payment so that the net amount retained would be equal to his or her payment less ordinary and normal taxes (but not less the excise tax).

If Mr. Månsson’s employment agreement was terminated by the Company or Mr. Månsson as a result of Mr. Månsson’s disability, the employment agreement provided that we would pay Mr. Månsson (i) his Accrued Compensation, (ii) his Pro-Rata Bonus, (iii) his base salary for a period of 12 months following the termination date and 50% of his base salary for the next 12 months, provided, however, that such base salary would be reduced by the amount of any benefits Mr. Månsson received by reason of his disability under the Company’s relevant disability plan or plans, and (iv) his Relocation Expenses. In addition, for a period of two years after the termination date, we would continue to pay the Insurance Premiums, and to provide Mr. Månsson and his beneficiaries continued participation in Employee Welfare Benefits. In addition, Mr. Månsson’s unvested equity awards would immediately vest, with any stock options remaining exercisable for the remainder of the original option term.

If Mr. Månsson’s employment agreement was terminated due to Mr. Månsson’s death, the employment agreement provided that we would pay Mr. Månsson’s estate or his beneficiaries (i) his Accrued Compensation, (ii) his Pro-Rata Bonus, (iii) his life insurance proceeds, and (iv) the Relocation Expenses. In addition, Mr. Månsson’s unvested equity awards would immediately vest, with any stock options remaining exercisable for the remainder of the original option term.

If Mr. Månsson’s employment agreement was terminated as a consequence of a non-renewal of the same, the employment agreement provided that we would pay Mr. Månsson (i) his Accrued Compensation, (ii) his Pro-Rata Bonus, (iii) his base salary for a period of one year following the termination date, (iv) up to $35,000 for outplacement services for a period of up to one year commencing on or before the one-year anniversary of the termination date, but in no event extending beyond the date on which Mr. Månsson commences other full-time employment, and (v) his Relocation Expenses. In addition, for a period of one year after the termination date, we would continue to pay the Insurance Premiums, and to provide Mr. Månsson and his beneficiaries continued participation in Employee Welfare Benefits. In addition, Mr. Månsson’s unvested equity awards would immediately vest, with any stock options remaining exercisable for the remainder of the original option term.

In the event that any payment or other benefit provided to Mr. Månsson upon his termination is determined, in whole or in part, to constitute “nonqualified deferred compensation” within the meaning of Section 409A of the Code, and Mr. Månsson was a specified employee as defined in Section 409A(2)(B)(i) of the Code, such payments would not be paid before the day that is six months plus one day after the Termination Date.

The tables on pages 18   and 19   of this Amendment No. 1 to Annual Report on Form 10-K/A set forth the potential payments to Mr. Månsson upon termination or Change in Control.

On February 9, 2007, Mr. Månsson resigned from his position as Chief Executive Officer and President of the Company and as a member of the Board of Directors. In connection with Mr. Månsson’s resignation, the Company and Mr. Månsson entered into a separation agreement, which provides for payments of the following amounts that Mr. Månsson is entitled to receive pursuant to the terms of his pre-existing employment agreement: (a) accrued but unpaid compensation attributable to earned salary and salary that would have been earned for periods through May 9, 2007, unused earned vacation days and vacation days that would have been earned through May 9, 2007, and any other compensation that has been or would be earned or accrued under any bonus or other benefit plans to May 9, 2007, (b) continued payment of his annual base salary of $980,000 through May 9, 2009, (c) continued participation in life insurance, group health and all other employee welfare benefit plans through May 9, 2009 (or such earlier time as Mr. Månsson obtains equivalent coverages and benefits from a subsequent employer), (d) bonus payments of $980,000 for each of 2007 and 2008 and $346,356 for 2009, (e) full accelerated vesting of all stock options and restricted stock units granted to Mr. Månsson, with such stock options to remain exercisable for the duration of their 10-year term, (f) reimbursement of outplacement services fees, up to $35,000, and (g) reimbursement of expenses related to his relocation to Sweden, reimbursement of certain expenses relating to the sale of his current principal residence in the United States (up to 6% of the sales price of such residence), and reimbursement of closing costs relating to the purchase of a new residence in Sweden (up to 3%), plus a tax-gross-up payment.

The Company and Mr. Månsson agreed that the first six months of base salary payments will be paid in a lump sum on August 10, 2007, in compliance with Code Section 409A. Further, the Company agreed to pay his legal fees reasonably incurred in connection with the negotiation and execution of the separation agreement.

The confidentiality, nonsolicitation and noncompetition provisions in Mr. Månsson’s pre-existing employment agreement will remain in full force and effect. In the event that there is a “Change of Control” (as defined in his employment agreement) with respect to the Company within nine months after February 9, 2007, Mr. Månsson is entitled to receive: (i) his annual base salary for an additional year; (ii) continued participation in life insurance, group health and all other employee welfare benefit plans through May 9, 2010 (or such earlier time as Mr. Månsson obtains equivalent coverages and benefits from a subsequent employer); (iii) an additional bonus payment of $980,000; and (iv) an additional $15,000 on the limit of his reimbursable outplacement services.

Kathleen Boyer

Ms. Boyer entered into an employment letter agreement with Eddie Bauer in July 2004 pursuant to which she agreed to serve as Senior Vice President, Chief Merchandising Officer of Eddie Bauer, Inc. The letter agreement provides for an annual base salary of $475,000, to be reviewed on an annual basis, and Ms. Boyer received a signing bonus of $100,000. Ms. Boyer also receives an executive perquisite allowance of $18,000 per year for automobile expenses and/or financial, tax and estate planning. As a participant in the AIP, Ms. Boyer is eligible to receive a bonus targeted at 70% of her annual base salary if Eddie Bauer reaches target performance goals. Ms. Boyer received a one-time relocation payment in connection with her relocation to the Seattle, Washington, area.

If Ms. Boyer’s employment agreement is terminated by the Company for “Misconduct” (as defined in her employment agreement) or she voluntary resigns without “Good Reason” (as defined in her employment agreement), the employment agreement provides that we will pay Ms. Boyer (i) her accrued and unpaid base salary, (ii) her accrued and unpaid salary with respect to vacation days accrued but not taken through the date of termination, and (iii) all vested amounts and benefits due under any plan or program in accordance with their terms.

If Ms. Boyer’s employment agreement is terminated for any reason, other than by the Company for Misconduct or by her without Good Reason, the employment agreement provides that we will pay Ms. Boyer (i) her accrued and unpaid base salary, (ii) her accrued and unpaid salary with respect to vacation days accrued but not taken through the date of termination, (iii) any unpaid annual bonus pursuant to the AIP for any completed fiscal year, (iv) a pro rata bonus, if any, pursuant to the AIP for the year of termination based on her target bonus for such year which will be paid at the time such bonuses are generally paid, and (v) all vested amounts and benefits due under any plan or program in accordance with their terms, which we collectively refer to as the “Accrued Amounts.”

If Ms. Boyer’s employment agreement is terminated by the Company for any reason, other than Misconduct, “Incapacity” (as defined in her employment agreement), or death, or by Ms. Boyer for Good Reason, the employment agreement provides that we will pay Ms. Boyer, in addition to the Accrued Amounts, (i) one year of base salary, (ii) payment in an amount equal to an average AIP payment, defined as the average actual bonus paid over the two years prior to termination under the AIP and, if the termination occurs before Ms. Boyer would have been eligible to receive two annual bonuses, an amount equal to the target annual bonus received under the AIP in the year prior to termination, (iii) one year of continued medical coverage; and (iv) a relocation payment of $10,000. The payment of any severance amounts and benefits to Ms. Boyer set forth in this paragraph is subject to the execution by Ms. Boyer of a release.

If Ms. Boyer’s employment agreement is terminated by the Company for Incapacity, the employment agreement provides that, in addition to the Accrued Amounts, (i) Ms. Boyer will continue to be employed by the Company as a non-executive employee on the same terms and conditions, including base salary, in effect as of the date of such notification until the earlier of the date on which (i) she qualifies for long term disability benefits under the long term disability plan in effect at the time of her Incapacity or (ii) the benefit waiting period under the long term disability plan in effect at the time of her Incapacity ends. All payments and benefits provided to Ms. Boyer in accordance with the prior sentence will be reduced by any payments or benefits she receives under any disability plan, program or arrangement maintained for the benefit of our employees.

The tables on pages 18   and 19   of this Amendment No. 1 to Annual Report on Form 10-K/A set forth the potential payments to Ms. Boyer upon termination or Change in Control.

Shelley Milano

Ms. Milano entered into an employment letter agreement with Eddie Bauer in March 2005 pursuant to which she agreed to serve as Senior Vice President, General Counsel and Secretary. The letter agreement provides for an annual base salary of $350,000, subject to review on an annual basis, and the letter agreement provided for a signing bonus of $50,000. Ms. Milano also receives an executive perquisite allowance of $14,000 per year for automobile expenses and/or financial, tax and estate planning. As a participant in the AIP, Ms. Milano is eligible to receive a bonus targeted at 70% of her annual base salary if Eddie Bauer reaches target performance goals.

If Ms. Milano is terminated by the Company for reasons other than “Misconduct” (as defined her letter agreement), she will receive 12 months of severance based on her highest base salary in the past year. Eddie Bauer will also provide six months of medical insurance under COBRA at an associate rate. Ms. Milano would not be entitled to severance benefits if she voluntarily terminates her employment with us, or if her employment is terminated for Misconduct. The payment of any severance amounts and benefits to Ms. Milano is subject to the execution by Ms. Milano of a waiver and release of claims against the Company.

The tables on pages 18   and 19   of this Amendment No. 1 to Annual Report on Form 10-K/A set forth the potential payments to Ms. Milano upon termination or Change in Control.

In early March 2007, Ms. Milano tendered her resignation as Senior Vice President, General Counsel and Secretary of the Company. The Company requested that Ms. Milano continue her employment through a transition period, and on April 5, 2007, the Company accepted that Ms. Milano would resign as Senior Vice President, General Counsel and Secretary of the Company on June 1, 2007, and would continue as an employee of Eddie Bauer, Inc. until July 2, 2007. In consideration for Ms. Milano’s agreement to continue her service through July 2, 2007, the Company agreed to pay her a $300,000 retention bonus, of which $50,000 was paid on March 9, 2007, and the remaining $250,000 will be paid on May 31, 2007.

Eddie Bauer Termination Benefits(1,2)

				Value of			Long-
				Accelerated		Life	Term
	Separation			Equity	Excise Tax	Insurance	Disability
	Benefit		Pro-Rata Bonus	Awards	Gross Up(3)	Proceeds(4)	Payments(5)	Total

Fabian Månsson
By Company Without Cause	$3,983,993	(6)	$980,000	$1,208,000	—	—	—	$6,171,993
By Officer for Good Reason	$3,983,993	(6)	$980,000	$1,208,000	—	—	—	$6,171,993
Change in Control	$6,953,490	(7)	$980,000	$1,208,000	$2,906,199	—	—	$12,047,689
Death(8)	—		$980,000	$1,208,000	—	$1,500,000	—	$3,688,000
Disability	$28,993	(9)	$980,000	$1,208,000	—	—	$6,750,000	$8,966,993
Kathleen Boyer
By Company Without Cause	$874,269	(6)	$350,000	—	—	—	—	$1,224,269
By Officer for Good Reason	$874,269	(6)	$350,000	—	—	—	—	$1,224,269
Change in Control	$2,099,656	(7)	—	$412,230	—	—	—	$2,511,886
Death	—		—	—	—	$1,500,000		$1,500,000
Disability	—		—	—	—	—	$2,125,000	$2,125,000
Ann Perinchief
By Company Without Cause	—		—	—	—	—	—	—
By Officer for Good Reason	—		—	—	—	—	—	—
Change in Control	$1,550,385	(7)	—	$412,230	—	—	—	$1,962,615
Death	—		—	—	—	$1,500,000	—	$1,500,000
Disability	—		—	—	—	—	$3,475,000	$3,475,000
Shelley Milano
By Company Without Cause	$404,480	(6)	—	—	—	—	—	$404,480
By Officer for Good Reason	—		—	—	—	—	—	—
Change in Control	$1,687,175	(7)	—	$412,230	$663,808	—	—	$2,763,213
Death	—		—	—	—	$1,500,000	—	$1,500,000
Disability	—		—	—	—	—	$4,350,000	$4,350,000

(1)	For purposes of this termination benefits table, we have assumed that as of December 29, 2006, no NEO had (i) accrued and unpaid base salary, (ii) accrued and unpaid salary with respect to vacation days accrued but not taken through the date of termination, and (iii) any amounts or benefits earned, accrued or owing under any Company plan or program, which we collectively refer to as the “Accrued Compensation.” Upon a termination “By Company for Cause” or “By Officer Without Good Reason,” NEOs are entitled solely to Accrued Compensation. Since we have assumed that no Accrued Compensation is owing as of December 29, 2006, we have not included these termination events in the table above.

(2)	All NEOs are covered by the Change in Control Plan. In addition, as of December 29, 2006 three NEOs, Fabian Månsson, Kathleen Boyer and Shelley Milano, had employment agreements that provided for severance benefits upon certain non-change in control termination events.

(3)	All NEOs are eligible to receive tax gross-ups should payments to them be subject to excise tax following a Change in Control. As of December 29, 2006, Mr. Månsson and Ms. Milano were the only executives who would have been subject to excise tax.

(4)	Up to four times base salary, with maximum benefit capped at $1.5 million. Mr. Månsson’s employment agreement provided for up to $5 million in life insurance proceeds if certain requirements were met. However, Mr. Månsson failed to meet these requirements and was only eligible for $1.5 million.

(5)	Provides up to 60% of salary replacement, to a maximum of $25,000 per month. For purposes of calculating the aggregate long-term disability payment for each NEO, we have applied the maximum payment per month ($25,000) for such NEO up to age 65.

(6)	See “Separation Benefits — By Company Without Cause and By Officer for Good Reason” below for details.

(7)	See “Separation Benefits — Change in Control” below for details.

(8)	Mr. Månsson’s estate was entitled to reimbursement for Relocation Expenses incurred in connection with the relocation of Mr. Månsson’s beneficiaries to Sweden. The Company cannot provide an estimate of the cost of these Relocation Expenses. See summary of Mr. Månsson’s employment agreement on page 13 of this Amendment No. 1 to Annual Report on Form 10-K/A for a description of Relocation Expenses.

(9)	Pursuant to the terms of his employment agreement, Mr. Månsson was eligible to receive 100% of his base salary for a period of 12 months after termination for disability and 50% of his base salary for the 12 months thereafter, reduced by the value of long-term disability payments. Because disability payments to Mr. Månsson exceed 150% of Mr. Månsson’s base salary, this benefit is reduced to zero. The Company was also responsible for providing medical, dental, life and disability insurance for a period of two years at an estimated cost of $28,993. In addition, Mr. Månsson was entitled to reimbursement for Relocation Expenses incurred in connection with his relocation to Sweden. The Company cannot provide an estimate of the cost of these Relocation Expenses. See summary of Mr. Månsson’s employment agreement on page 13 of this Amendment No. 1 to Annual Report on Form 10-K/A for a description of Relocation Expenses.

Separation Benefit — By Company Without Cause and By Officer for Good Reason

		Company
		Provided
	Cash	Medical	Relocation
	Severance(10)	Benefits(11)	Expense(12)	Outplacement	Total

Fabian Månsson(13)	$3,920,000	$28,993	—	$35,000	$3,983,993
Kathleen Boyer	$850,000	$14,269	$10,000	—	$874,269
Shelley Milano	$400,000	$4,480			$404,480

(10)	For Mr. Månsson, cash severance equals two times base salary plus target bonus. For Ms. Boyer, cash severance equals one time base pay plus target bonus. For Ms. Boyer, cash severance equals one time base salary.

(11)	For Mr. Månsson, medical benefits reflect two years of medical, dental, life and disability insurance. For Ms. Boyer, medical benefits equal the greater of (i) one year of COBRA at the associate rate, or (ii) COBRA at the associate rate for the period as specified in the severance program in effect at the time. For Ms. Milano, medical benefits equal COBRA at the associate rate for a period of six months.

(12)	Mr. Månsson was entitled to reimbursement for Relocation Expenses incurred in connection with his relocation to Sweden. The Company cannot provide an estimate of the cost of these Relocation Expenses. See summary of Mr. Månsson’s employment agreement on page 13 of this Amendment No. 1 to Annual Report on Form 10-K/A for a description of Relocation Expenses.

(13)	If Mr. Månsson’s employment were terminated by the Company without Cause or by Mr. Månsson for Good Reason during the period six months prior to, or two years after, a Change in Control, the severance multiple of two used for determining the value of his separation and medical benefits would have be increased to three (resulting in a separation payment of $5.88 million and medical benefits of $43,490). Additionally, the value of outplacement benefits would have increased from $35,000 to $50,000 and Mr. Månsson would have be eligible for a gross-up payment to cover the value of any excise tax.

Separation Benefit — Change in Control

		Current		Total
	Cash	Annual		Separation
	Severance(14)	Bonus(15)	Benefits(16)	Benefit

Fabian Månsson(17)	$5,880,000	$980,000	$93,490	$6,953,490
Kathleen Boyer	$1,700,000	$350,000	$49,656	$2,099,656
Ann Perinchief	$1,241,000	$255,500	$53,885	$1,550,385
Shelley Milano	$1,360,000	$280,000	$47,175	$1,687,175

(14)	Per the Change in Control Plan, all NEOs, other than Mr. Månsson, receive two times base salary plus two times the greater of the target bonus for the fiscal year in which the termination occurs or the average annual bonus paid in the three full fiscal years ending prior to the date of termination. Mr. Månsson was entitled to receive three times base salary plus three times the greater of the target bonus for the fiscal year in which the termination occured or the average annual bonus paid in the three full fiscal years ending prior to the date of termination.

(15)	All NEOs receive a full year non-prorated target payout under the current year annual incentive plan.

(16)	Includes two years continuation of medical, dental, life, and disability insurance, except for Mr. Månsson who was entitled to receive three years. Also includes $25,000 in outplacement services benefits for each executive, except for Mr. Månsson who was eligible to receive $50,000.

(17)	Mr. Månsson was entitled to reimbursement for Relocation Expenses incurred in connection with his relocation to Sweden. The Company cannot provide an estimate of the cost of these Relocation Expenses. See summary of Mr. Månsson’s employment agreement on page 13 of this Amendment No. 1 to Annual Report on Form 10-K/A for a description of Relocation Expenses.

Director Compensation

All non-employee directors receive an annual board retainer fee of $65,000, delivered in four equal quarterly installments, and an annual retainer fee of $7,500 for service as Chair of the Audit Committee and $5,000 for service as Chair of the Compensation Committee or Nominating and Corporate Governance Committee. The Chair of our Board of Directors receives an annual board retainer fee of $85,000, bringing his total retainer to $150,000. Non-employee directors also receive $1,500 for each meeting of the Board and $1,250 for each meeting of a committee of the Board attended and are reimbursed for their expenses for each meeting attended. From time to time non-employee directors receive equity awards. On November 3, 2005, each of our non-employee directors received a grant consisting of 4,280 restricted stock units and 17,000 stock options. Each stock option is exercisable at a price per share of $23.37.

In accordance with term sheets that were negotiated with the eight non-employee directors at the time of their initial nomination by the committee of unsecured creditors appointed in connection with Spiegel, Inc.’s bankruptcy proceedings, each non-employee director is entitled to receive an annual grant of restricted stock units valued at $100,000 on the date of grant. However, as a result of the Company’s pursuit of strategic alternatives throughout 2006, the Board of Directors did not authorize the grant of restricted stock units to which the non-employee directors were entitled in 2006. The Board of Directors therefore anticipates that it will grant restricted stock units valued at $200,000 on the date of grant to each non-employee director in 2007, and that it will grant Howard Gross restricted stock units valued at $100,000 on the date of grant in consideration for his service as a non-employee director in 2006. However, if Mr. Gross ceases to serve as the Company’s Interim Chief Executive Officer during 2007, the Board of Directors will grant him additional restricted stock units valued at $100,000 on the date of grant.

Non-employee directors may, at their election, defer any portion of or their entire cash retainer, meeting fees and any other fees under our nonqualified deferred compensation plan. When a director elects to defer a portion of his or her compensation such amount is allocated to an account that tracks the performance of our common stock. Each deferred amount is assigned a number of hypothetical shares of our common stock at the time of the deferral based on the fair market value of the common stock on that date. The value of the deferred amount fluctuates with the value of our common stock and may lose value. At the elected time pursuant to the nonqualified deferred compensation plan, the value of the deferred amount is paid to the director in cash.

The following table and related footnotes summarize the compensation paid by the Company to each non-employee director for the fiscal year ended December 30, 2006.

	Fees Earned
	or		Stock		Option		All Other
	Paid in Cash		Awards(1)		Awards(1)		Compensation	Total
Name	($)		($)		($)		($)	($)

William T. End	$193,423	(2)	$42,211	(3)	$66,640	(4)	—	$302,274
John C. Brouillard	$117,016		$42,211	(3)	$66,640	(4)	—	$225,867
Howard Gross(5)	$86,600		$42,211	(3)	$66,640	(4)	—	$195,451
Paul E. Kirincic	$82,526		$42,211	(3)	$66,640	(4)	—	$191,377
Kenneth M. Reiss	$98,875		$42,211	(3)	$66,640	(4)	—	$207,726
Laurie M. Shahon	$107,753		$42,211	(3)	$66,640	(4)	—	$216,604
Edward M. Straw	$78,764		$42,211	(3)	$66,640	(4)	—	$187,615
Stephen E. Watson	$99,582		$42,211	(3)	$66,640	(4)	—	$208,433

(1)	The dollar amounts in these columns reflect the compensation expense/(income) recognized for financial statement reporting purposes for the fiscal year ended December 30, 2006, in accordance with SFAS 123R, and include amounts from awards granted prior to 2006. The assumptions used in the calculation of these amounts are included in footnote 17 to the Company’s audited financial statements for the fiscal year ended December 30, 2006 included in the Original Filing.

(2)	Mr. End deferred $75,000 of the $193,423 of fees earned or paid in cash. Our non-employee directors are eligible to participate in the Company’s nonqualified deferred compensation plan. A non-employee director may defer up to 100% of (i) the cash retainer and meeting and committee fees payable to him or her, and (ii) the second and third vesting installments of his or her restricted stock units, which will vest on July 1, 2007 and July 1, 2008. When a director elects to defer a portion of his or her compensation such amount is allocated to an account that tracks the performance of our common stock. Each deferred amount is assigned a number of hypothetical shares of our common stock at the time of the deferral based on the fair market value of the common stock on that date. The value of the deferred amount fluctuates with the value of our common stock and may lose value. At the elected time pursuant to the nonqualified deferred compensation plan, the value of the deferred amount is paid to the non-employee director in cash.

(3)	At December 30, 2006, each non-employee director held options to purchase 17,000 shares of the Company’s common stock, with an exercise price of $23.37 per share.

(4)	At December 30, 2006, each non-employee director held 4,280 restricted stock units.

(5)	Although Mr. Gross is not currently receiving any compensation for serving on the Board of Directors, Mr. Gross did receive the amounts set forth above for serving as a non-employee director during fiscal year 2006.

REPORT OF COMPENSATION COMMITTEE

The information in this Compensation Committee Report shall not be deemed to be “soliciting material,” or to be “filed” with the Securities and Exchange Commission or to be subject to Regulation 14A or 14C as promulgated by the Securities and Exchange Commission, or to the liabilities of Section 18 of the Securities and Exchange Act of 1934.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

The Compensation Committee

Stephen E. Watson (Chair)
John C. Brouillard
Paul E. Kirincic

Compensation Committee Interlocks and Insider Participation

During fiscal year 2006, the Compensation Committee of our Board of Directors consisted of Stephen E. Watson, John C. Brouillard and Paul E. Kirincic. None of our directors, other than our Interim Chief Executive Officer, Howard Gross, has at any time served as an officer or employee of Eddie Bauer or any of its subsidiaries. None of our executive officers served as a member of the board of directors or compensation committee of any entity that has or has had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2007, by:

•	each of our non-employee directors;

•	each of our NEOs;

•	all of our directors and NEOs as a group; and

•	all other stockholders known by us to beneficially own more than five percent of our outstanding common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of the date as of which this information is provided, and not subject to repurchase as of that date, are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Except as indicated in the notes to this table, and except pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by them. Percentage ownership is based on 30,448,520 shares of common stock outstanding on March 31, 2007. Unless otherwise indicated, the address for each of the stockholders listed below is c/o Eddie Bauer Holdings, Inc., 15010 NE 36th Street, Redmond, Washington 98052.

	Number of Shares	Percent of
	of Common Stock	Common Stock
	Beneficially Owned	Outstanding

Wellington Management Company, LLP(1)	4,201,800	13.8%
FMR Corp.(2)	3,624,675	11.9
Bank of America, N.A.(3)	2,065,936	6.8
JP Morgan Chase Bank, N.A.(4)	1,857,839	6.1
Fabian Månsson(5)	300,000	*
Kathleen Boyer(6)	41,125	*
Shelley Milano(7)	41,125	*
Ann Perinchief(8)	26,642	*
William T. End(9)	7,092	*
John C. Brouillard(9)	7,092	*
Howard Gross(9)	7,092	*
Paul E. Kirincic(9)	7,092	*
Kenneth M. Reiss(9)	7,092	*
Laurie M. Shahon(9)	7,092	*
Edward M. Straw(9)	7,092	*
Stephen E. Watson(9)	7,092	*
David Taylor	—	—
Timothy McLaughlin	—	—
All directors and executive officers as a group (14 persons)(10)	465,628	1.5%

*	Indicates less than one percent.

(1)	Information based on Schedule 13G filed on December 11, 2006, with the SEC by Wellington Management Company, LLP (“Wellington Management”). According to the Schedule 13G, Wellington Management has (a) shared voting power over 2,358,300 shares and (b) shared dispositive power over 4,201,800 shares. The shares listed above are owned of record by clients of Wellington Management. Wellington Management acknowledges that, in its capacity as investment advisor, it may be deemed the beneficial owner of the shares listed above. The address for Wellington Management is 75 State Street, Boston, Massachusetts 02109.

(2)	Information based on Schedule 13G/A filed on February 14, 2007, with the SEC by FMR Corp. and certain related entities. According to the Schedule 13G/A: (a) Fidelity Management & Research Company beneficially owns 3,621,875 shares as a result of acting as an investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940; and (b) Fidelity Management Trust Company beneficially owns 2,800 shares as a result of serving as investment manager of certain institutional accounts. Edward C. Johnson 3d and FMR Corp., which is the parent company of these entities, have sole voting power over 2,800 shares and sole dispositive power over 3,624,675 shares. Edward C. Johnson 3d and certain members of his family, collectively, may form a controlling group with respect to FMR Corp. The address of each entity and Edward C. Johnson 3d is 82 Devonshire Street, Boston, Massachusetts 02109.

(3)	Information based on Schedule 13G filed on February 8, 2006, with the SEC by Bank of America Corporation, NB Holdings Corporation and Bank of America, N.A. (the “BofA Entities”). According to the Schedule 13G: (a) Bank of America, N.A. has sole voting and sole dispositive power over

2,065,936 shares; (b) Bank of America Corporation has shared voting power and shared dispositive power over 2,065,936 shares; and (c) NB Holdings Corporation has shared voting power and shared dispositive power over 2,065,936 shares. The address of the BofA Entities is 100 Tryon Street, Floor 25, Bank of America Corporate Center, Charlotte, North Carolina 28255.

(4)	Information based on Schedule 13G filed on February 12, 2007, with the SEC by JPMorgan & Chase Co. and its wholly-owned subsidiary, JPMorgan Chase Bank, National Association. According to the Schedule 13G, JPMorgan & Chase Co. has sole voting and dispositive power over 1,857,839 shares. The address for JPMorgan & Chase Co. is 270 Park Avenue, New York, NY 10017.

(5)	Includes 100,000 shares of common stock reserved for issuance upon exercise of stock options that are or will be exercisable on or before May 30, 2007. On February 9, 2007, in connection with Mr. Månsson’s resignation, his 50,000 unvested options vested in full and will remain exercisable for the duration of their 10-year term.

(6)	Includes 18,375 shares of common stock reserved for issuance upon exercise of stock options that are or will be exercisable on or before May 30, 2007.

(7)	Includes 18,375 shares of common stock reserved for issuance upon exercise of stock options that are or will be exercisable on or before May 30, 2007.

(8)	Includes 18,375 shares of common stock reserved for issuance upon exercise of stock options that are or will be exercisable on or before May 30, 2007. In addition, the total includes 6,037 shares of common stock reserved for issuance upon exercise of stock options that are or will be exercisable on or before May 30, 2007, and 75 shares of common stock held by Mr. Don Perinchief, her spouse. Ms. Perinchief disclaims beneficial ownership of the common stock underlying the stock options held by Mr. Perinchief.

(9)	Includes 5,666 shares of common stock reserved for issuance upon exercise of stock options that are or will be exercisable on or before May 30, 2007.

(10)	Includes 200,453 shares of common stock reserved for issuance upon exercise of stock options that are or will become exercisable on or before May 30, 2007.

Summary of Equity Compensation Plan

The following table sets forth information as of December 30, 2006 regarding shares of Eddie Bauer common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans.

Number of Securities
	to Be Issued Upon		Weighted Average		Number of Securities
	Exercise of		Exercise Price of		Remaining Available
	Outstanding		Outstanding		for Future Issuance
	Options, Warrants		Options, Warrants		Under Equity
Plan Category	and Rights		and Rights		Compensation Plans

Equity Compensation Plans Approved by Security Holders	—		—		—
Equity Compensation Plans Not Approved By Security Holders	1,193,908	(1)	$23.28	(2)	587,845

Total	1,193,908		$23.28		587,845

(1)	Reflects securities issued under the Eddie Bauer Holdings, Inc. 2005 Stock Incentive Plan. Includes stock options to acquire 590,375 shares of common stock at a weighted-average exercise price of $23.28 per share and 603,533 restricted stock units.

(2)	Reflects the weighted-average exercise price of stock options granted and outstanding under the Eddie Bauer Holdings, Inc. 2005 Stock Incentive Plan as of December 30, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with its charter, our Audit Committee is responsible for reviewing and approving in advance all related party transactions that are referred to the Audit Committee by management, which would require disclosure pursuant to the SEC rules, and other related-party transactions required by Company policy to be reviewed and approved.

Except as disclosed below, neither our directors or executive officers, nor any stockholder owning more than five percent of our issued shares, nor any of their respective associates or affiliates, had any material interest, direct or indirect, in any material transaction to which we were a party during fiscal 2006, or which is presently proposed.

We believe, based on our reasonable judgment, but without further investigation, that the terms of each of the following transactions or arrangements between us and our affiliates, officers, directors or stockholders which were parties to the transactions were, on an overall basis, at least as favorable to us as could then have been obtained from unrelated parties.

Transactions with FTI Palladium Partners

We paid certain fees to FTI Palladium Partners, a company at which David Taylor, our Interim Chief Financial Officer, serves as a Senior Managing Director, for services rendered by consultants of FTI Palladium Partners, other than David Taylor. In fiscal year 2006, we paid FTI Palladium Partners $1,169,988 for such other consulting services. In addition, we reimbursed FTI Palladium Partners $86,883 for expenses incurred in connection with the provision of these consulting services. We believe the pricing of these services is comparable to prices paid by us to independent third parties.

Donald Perinchief’s Employment

Donald Perinchief, the husband of one of our NEOs, currently is employed, and was employed during fiscal year 2006, as Vice President, Licensing. In 2006, the Company paid Mr. Perinchief a base salary of $213,231 and a bonus of $75,390.

Director Independence

NASDAQ Global Market listing standards require listed companies to have a board of directors with at least a majority of independent directors. Our Board of Directors has determined that seven of eight current directors are independent under the NASDAQ Global Market listing standards. Our independent directors are: William T. End, John C. Brouillard, Paul E. Kirincic, Kenneth M. Reiss, Laurie M. Shahon, Edward M. Straw and Stephen E. Watson. In addition, all of the directors currently serving on the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are independent under the NASDAQ Global Market listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by BDO Seidman, LLP, our independent registered public accounting firm, for professional services rendered during the fiscal years ended December 30, 2006 and December 31, 2005.

The amounts set forth below include all fees paid to BDO Seidman, LLP for services provided to the Company during 2006 and 2005 subsequent to June 21, 2005. Prior to June 21, 2005, the date of our incorporation, BDO Seidman, LLP provided services to Spiegel, Inc. and its subsidiaries, including Eddie

Bauer, Inc., subject to approval by the bankruptcy court, and such services and fees were not subject to the audit committee pre-approval policies described below.

	2006	2005(1)

Audit Fees	$594,372	$481,496
Audit Related Fees(2)	84,067	50,000
Tax Fees(3)	273,346	—
All Other Fees(4)	779,244	—

Total	$1,731,029	$531,496

(1)	The fees for fiscal year 2005 were incurred during the period from June 21, 2005, which is the date on which the Company was formed, to December 31, 2005.

(2)	Audit related fees include fees related to the audit of the Company’s benefit plans.

(3)	Tax fees include fees for professional services rendered by BDO Seidman, LLP for tax compliance related to state and federal tax returns, and tax advice and planning of issues related to the Company’s emergence from Chapter 11.

(4)	All other fees include services provided relating to the Company’s filing of a Form 10 registration statement with the SEC and review of management responses to SEC comment letters related to the Form 10 registration statement.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee is responsible for appointing, setting the compensation of and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy with respect to the pre-approval of audit, audit-related and permissible non-audit services and fees provided by the independent registered public accounting firm. The Audit Committee’s pre-approval policy requires that all audit, audit-related and permissible non-audit services and fees be either pre-approved or specifically approved by the Audit Committee. Pursuant to the pre-approval policy, one or more of the Audit Committee’s independent members may be delegated pre-approval authority, provided he or she reports those approvals at the next meeting of the Audit Committee. The term of any pre-approval granted by the Audit Committee with respect to a given service is 12 months. The payment of all fees in excess of pre-approved levels requires specific pre-approval by the Audit Committee. All audit and permissible non-audit services provided to us in 2006 were approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Part IV of our Original Filing is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1.

(a)3. Exhibits required by Item 601 of Regulation S-K

Exhibit
Number		Description

**31	.1	Rule 13a-14(a)/15-14(a) Certification of Chief Executive Officer
**31	.2	Rule 13a-14(a)/15-14(a) Certification of Chief Financial Officer

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDDIE BAUER HOLDINGS, INC.

/s/  Howard Gross

Howard Gross
Interim Chief Executive Officer

April 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Howard Gross Howard Gross	Interim Chief Executive Officer and Director (Principal executive officer)	Date: April 30, 2007
/s/ David Taylor David Taylor	Interim Chief Financial Officer (Principal financial and accounting officer)	Date: April 30, 2007
/s/ William T. End William T. End	Director	Date: April 30, 2007
/s/ Paul E. Kirincic Paul E. Kirincic	Director	Date: April 30, 2007
/s/ Laurie M. Shahon Laurie M. Shahon	Director	Date: April 30, 2007
/s/ Stephen E. Watson Stephen E. Watson	Director	Date: April 30, 2007
/s/ John C. Brouillard John C. Brouillard	Director	Date: April 30, 2007
/s/ Kenneth M. Reiss Kenneth M. Reiss	Director	Date: April 30, 2007
/s/ Edward M. Straw Edward M. Straw	Director	Date: April 30, 2007