Form 10-K/A
period 2006-12-30
Eddie Bauer Holdings, Inc.
filed 2007-05-11
CIK 1345968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 2

☑	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                      to
Commission file number 000-51676

Eddie Bauer Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	42-1672352
(State of or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
15010 NE 36th Street
Redmond, WA 98052
(425) 755-6544
(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 1, 2006 was $345,000,000 based on the closing price of the registrant’s common stock on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter.
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     The number of shares of the registrant’s common shares outstanding as of May 10, 2007 was 30,456,836.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

INTRODUCTORY NOTE
     Eddie Bauer Holdings, Inc. is filing this Amendment No. 2 to our Annual Report on Form 10-K filed on March 29, 2007 with the Securities and Exchange Commission, which we refer to as the Original Filing, to correct certain errors and omissions in Items 11 and 12 of Amendment No. 1 to the Original Filing filed on April 30, 2007, which together with the Original Filing we refer to as the Annual Report. Specifically, this Amendment No. 2 amends the following sections of Items 11 and 12 of the Annual Report:
•	Compensation Discussion and Analysis (Item 11);

•	Summary Compensation Table (Item 11);

•	Employment Agreements; Termination and Change in Control Payments (Item 11); and

•	Security Ownership of Certain Beneficial Owners and Management (Item 12).
     Except for the amendments to Items 11 and 12 of the Annual Report described above and the filing of related certifications, no other changes have been made to the Annual Report. This Amendment No. 2 does not reflect events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events.
     As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, we have included the complete text of revised Items 11 and 12.

i

Page
PART III

ITEM 11. EXECUTIVE COMPENSATION	1

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	18

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	21
EXHIBIT 31.1
EXHIBIT 31.2

ii

PART III

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

For 2006, we selected revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) as the business criteria on which the performance goals for payment of bonuses under the AIP were based. The Compensation Committee established threshold, target and maximum performance levels for each of these metrics. In 2006 the target bonus opportunities for our NEOs ranged from 70% to 100% of base salary. Payments for achievement of the threshold performance level would have resulted in payments equal to 50% of the target opportunities, or 35% - 50% of base salary, and achievement of the maximum performance level would have resulted in payments equal to 175% of the target opportunities, or 122.5% - 175% of base salary. The Compensation Committee has the authority to reduce payments under the AIP based on the committee’s assessment of individual performance during the year.

For 2006, the minimum performance levels for revenues and EBITDA were not achieved, and no bonuses were paid to any of our NEOs under the AIP. For 2007, in accordance with the performance award provisions of the Eddie Bauer Holdings, Inc. 2005 Stock Incentive Plan, which we refer to as the 2005 Plan, we have selected gross sales and EBITDA as the business criteria on which the performance goals under the AIP will be based. We believe that the target performance goals have been set for 2007 at an appropriate level based on our expectations for our business performance and comparable industry compensation. The NEOs’ target opportunities for 2007 are roughly equivalent to the 50th percentile of the market based on a percentage of salary.

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

Long-Term Incentives

Our long-term incentive compensation program consists of periodic grants of stock options and restricted stock units (“RSUs”). The program is designed to retain the NEOs and other executives, focus their attention on the long-term performance of the business, and align our NEOs’ financial interests with those of our stockholders. We target the value of our long-term incentive awards at the 50th percentile of the market for the NEOs and retain the ability to set actual award levels based on an assessment of each NEO’s tenure, experience, skill set, individual and Company performance, as well as competitive and internal equitable considerations. In connection with the Company’s emergence from bankruptcy in 2005, we made stock option and RSU grants to our NEOs and other key employees. Since this initial grant, equity grants have been made only to new hires. No equity grants were made to any of our NEOs in 2006.

Stock Options.  The 2005 option grants included a four-year vesting schedule. If the Company stockholders approve the amendment and restatement of the 2005 Plan described in Item 3 of the Company’s proxy statement on Schedule 14A filed on May 11, 2007, which we refer to as the Proxy Statement, future stock option grants will likely include a four-year vesting schedule.

RSUs.  The 2005 RSU grants included a three-year vesting schedule. If the Company stockholders approve the amendment and restatement of the 2005 Plan described in Item 3 of the Proxy Statement, future RSU grants will likely include a minimum of a three-year vesting schedule.

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

Other Benefits

Our NEOs participate in all broad-based employee benefit plans provided by the Company. These include but are not limited to savings plan(s), health and welfare insurance, and our severance. In addition, the Company offers certain additional benefits to key executives, including our NEOs. These executive benefits include a change in control plan, a project bonus plan, executive long-term disability insurance, life insurance, a non-qualified deferred compensation plan, a perquisite allowance, and, for a limited number of NEOs, employment agreements.

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

The Change in Control Plan provides that during the period within six months prior to a Change in Control, but subsequent to such time as negotiations or discussions that ultimately lead to a Change in Control commenced, and two years following the date of a Change in Control, the executive shall be entitled to specified separation benefits if the executive’s employment is terminated by the Company other than for “Cause,” death, disability or retirement, or is terminated by the executive for “Good Reason” (each as defined in the Change in Control Plan). In such event, the Company will pay such executive a lump sum payment, within 15 days after the date of termination (and delayed for a period of time for individuals whose receipt may be impacted by the requirements of Section 409A of the Code), representing certain severance benefits (in lieu of further salary payments and in lieu of any severance benefits to which the executive would otherwise be entitled under any general severance policy or other severance plan maintained by the Company for its management). These severance benefits for NEOs consist of: (i) his or her accrued and unpaid salary with respect to vacation days accrued but not taken through the date of termination; (ii) his or her accrued and unpaid base salary; (iii) any earned but unpaid annual incentive bonuses from the fiscal year immediately preceding the fiscal year in which the date of termination occurs; (iv) if the date of termination occurs subsequent to a fiscal year in which the Change in Control occurs, a pro-rated bonus equal to the product of (a) the greater of (1) (x) the executive’s target annual bonus amount under the AIP for the fiscal year in which the date of termination occurs and (y) the executive’s average annual bonus for the three full fiscal years prior to the date of termination, or such lesser number of fiscal years during which the executive was employed by the Company or an affiliate, and (2) the annual bonus amount under the AIP determined based on the performance to date for the performance period that includes the date of termination, multiplied by (b) a fraction, the numerator of which is the number of days in the then current fiscal year through the date of termination and the denominator of which is 365; and (v) an amount equal to a “benefit multiplier” of 2.0 for Senior Vice Presidents of the Company (or 3.0 in the case of the CEO) multiplied by the sum of (a) the executive’s annual base salary plus (b) the greater of (1) his or her target annual bonus for the fiscal year in which the termination occurs and (2) the executive’s average annual bonus for the three full fiscal years prior to the date of termination, or such lesser number of fiscal years during which the executive was employed by the Company or an affiliate. In addition, such executive will receive: (i) continued health, medical, life and long-term disability insurance coverage for the executive and his or her family for a period equal to the executive’s benefit multiplier at substantially similar levels of coverage, or if the applicable plan, program, practice or policy does not permit the participation of the executive or his or her family, payment to the executive of an amount equal to the standard after-tax cost of such insurance coverage; and (ii) outplacement services for a period equal to the number of years of the executive’s benefit multiplier; provided, however, that the maximum aggregate amount of such outplacement services will not exceed $25,000 ($50,000 in the case of the CEO).

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

Project Bonus Plan.  In May 2006, the Company, recognizing that preparing for the potential sale of the Company would require a larger time commitment and flexibility from certain of its employees, adopted a project bonus plan, which we refer to as the “Project Bonus Plan.” Pursuant to the Project Bonus Plan, the Company agreed to pay certain of its employees a project bonus equal to a percentage, ranging from 25% to 60%, of their base salary if the Company was sold. Furthermore, the Company agreed that regardless of whether the sale of the Company was consummated, it would pay 25% of each participant employee’s project bonus by January 15, 2007. Ms. Milano was entitled to a project bonus equal to 60% of her base salary under the Project Bonus Plan.

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

								Change in
								Pension
								Value and
							Non-Equity	Nonqualified
							Incentive	Deferred
					Stock	Option	Plan	Compensation	All Other
		Salary	Bonus		Awards(1)	Awards(1)	Compensation	Earnings	Compensation(2)	Total
Name and Principal Position	Year	($)	($)		($)	($)	($)	($)	($)	($)

Fabian Månsson,	2006	$980,000	$250,000	(4)	$1,972,487	$288,000	—	—	$32,393	$3,522,880
President and Chief Executive Officer(3)
David Taylor,	2006	$1,355,000	—		—	—	—	—	$39,536	$1,394,536
Interim Chief Financial Officer(5)
Kathleen Boyer,	2006	$500,000	$—		$673,111	$105,840	—	—	$33,704	$1,312,655
Senior Vice President, Chief Merchandising Officer
Shelley Milano,	2006	$400,000	$—		$673,111	$105,840	—	—	$29,004	$1,207,955
Senior Vice President, General Counsel and Secretary
Ann Perinchief,	2006	$365,000	$—		$673,111	$105,840	—	—	$29,647	$1,173,598
Senior Vice President, Retail
Timothy McLaughlin,	2006	$52,721	$—		$(93,125)	$(12,013)	—	—	$206,057	$153,640
Former Chief Financial Officer(6)

(1)	The dollar amounts in these columns reflect the compensation expense/(income) recognized for financial statement reporting purposes for the fiscal year ended December 30, 2006, in accordance with SFAS 123R, and include amounts from awards granted prior to and during 2006. The assumptions used in the calculation of these amounts are included in footnote 17 to the Company’s audited financial statements for the fiscal year ended December 30, 2006 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2007.

(2)	All Other Compensation for the fiscal year ending December 30, 2006, consists of the following:

		VIP Long-Term	Value of	401(k)
	Perquisite	Disability	Supplemental Life	Company	Other/Other
	Allowance	Premiums	Insurance Premiums	Contribution	Cash Payments		Total

Fabian Månsson	$20,000	$3,500	$2,304	$—	$6,589	(a)	$32,393
David Taylor	$—	$—	$—	$—	$39,536	(b)	$39,536
Kathleen Boyer	$18,000	$3,500	$2,304	$9,900	$—		$33,704
Shelley Milano	$14,000	$2,800	$2,304	$9,900	$—		$29,004
Ann Perinchief	$14,000	$3,500	$2,247	$9,900	$—		$29,647
Timothy McLaughlin	$2,692	$292	$256	$2,019	$200,798	(c)	$206,057
     _ _

(a)	Consists of $4,288 for reimbursement of financial planning expenses, $1,222 of closing costs, $18 gross up of closing costs and $1,061 for residential security system.

(b)	Consists of housing expenses totaling $39,536.

(c)	“Other cash payments” to Mr. McLaughlin consist of $187,500 in severance payments, $3,846 cash out of personal holiday and $9,452 cash out of vacation.

(3)	Mr. Månsson resigned from his position as Chief Executive Officer and President of the Company and as a member of the Board of Directors of the Company, effective February 9, 2007.

(4)	One time retention bonus paid to Mr. Månsson on January 31, 2006.

(5)	The amount shown in the 2006 summary compensation table as salary for Mr. Taylor is the fees we paid to FTI Palladium Partners pursuant to the agreement between us and FTI Palladium Partners for the services Mr. Taylor rendered to us as Interim Chief Financial Officer. In addition to these fees, we reimbursed FTI Palladium Partners $119,293 for expenses incurred in connection with the provision of the Interim Chief Financial Officer services.

(6)	Mr. McLaughlin resigned from his position as Chief Financial Officer of the Company, effective February 24, 2006.

Grants of Plan-Based Awards Table

The following table sets forth certain information regarding the grant of plan-based awards made during the fiscal year ended December 30, 2006, to the NEOs. Mr. Taylor was not entitled to any of our plan-based awards in fiscal year 2006.

								All Other	All Other
								Stock Awards:	Option Awards:
		Estimated Future Payouts						Number of	Number of	Exercise or
		Under Non-Equity			Estimated Future Payouts Under Equity			Shares of	Securities	Base Price
		Incentive Plan Awards			Incentive Plan Awards			Stock or	Underlying	of Option
	Grant	Threshold(1)	Target(2)	Maximum(3)	Threshold	Target	Maximum	Units	Options	Awards
Name	Date	($)	($)	($)	($)	($)	($)	(#)	(#)	($/Sh)

Fabian Månsson	n/a	$490,000	$980,000	$1,715,000	—	—	—	—	—	—
Kathleen Boyer	n/a	$175,000	$350,000	$612,500	—	—	—	—	—	—
Shelley Milano	n/a	$140,000	$280,000	$490,000	—	—	—	—	—	—
Ann Perinchief	n/a	$127,750	$255,500	$447,125	—	—	—	—	—	—
Timothy McLaughlin	—	—	—	—	—	—	—	—	—	—

(1)	Threshold pays at 50% of the NEO’s incentive target.

(2)	Target pays at 100% of the NEO’s incentive target.

(3)	Maximum payment is 175% of the NEO’s incentive target.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each of the NEOs, certain information regarding the outstanding equity awards on December 30, 2006. Mr. Taylor was not entitled to any of our plan-based awards in fiscal year 2006.

		Option Awards						Stock Awards
Equity
Incentive
											Equity	Plan Awards:
					Equity						Incentive	Market or
					Incentive						Plan Awards:	Payout
					Plan Awards:					Market	Number of	Value of
		Number of	Number of		Number of			Number of		Value of	Unearned	Unearned
		Securities	Securities		Securities			Shares or		Shares or	Shares,	Shares,
		Underlying	Underlying		Underlying			Units of		Units of	Units or	Units or
		Unexercised	Unexercised		Unexercised	Option		Stock That		Stock That	Other Rights	Other Rights
		Options	Options		Unearned	Exercise	Option	Have Not		Have Not	That Have	That Have
	Grant	(#)	(#)		Options	Price	Expiration	Vested		Vested	Not Vested	Not Vested
Name	Date	Exercisable	Unexercisable		(#)	($)	Date	(#)		($)	(#)	($)

Fabian Månsson	11/3/2005	50,000	50,000	(1)		$23.37	11/3/2015	133,334	(2)	$1,208,006	—	—
Kathleen Boyer	11/3/2005	18,375	18,375	(3)		$23.37	11/3/2015	45,500	(4)	$412,230	—	—
Shelley Milano	11/3/2005	18,375	18,375	(3)		$23.37	11/3/2015	45,500	(4)	$412,230	—	—
Ann Perinchief	11/3/2005	18,375	18,375	(3)		$23.37	11/3/2015	45,500	(4)	$412,230	—	—
Timothy McLaughlin	—	—	—			—	—	—		—	—	—

(1)	Unvested options vest in two installments: 25,000 on November 3, 2007 and 25,000 on November 3, 2008. On February 9, 2007, in connection with Mr. Månsson’s resignation, his unvested options vested in full and will remain exercisable for the duration of their 10-year term.

(2)	Unvested restricted stock units vest in two installments: 66,667 on July 1, 2007 and 66,667 on July 1, 2008. On February 9, 2007, in connection with Mr. Månsson’s resignation, his unvested restricted stock units vested in full.

(3)	Unvested options vest in two installments: 9,187 on November 3, 2007 and 9,188 on November 3, 2008.

(4)	Unvested restricted stock units vest in two installments: 22,750 on July 1, 2007 and 22,750 on July 1, 2008.

Option Exercises and Stock Vested

The following table sets forth, for each of the NEOs, the amounts received upon the exercise of options or similar instruments, and the vesting of restricted stock or similar instruments, during the fiscal year ended December 30, 2006. Mr. Taylor was not entitled to any of our plan-based awards in fiscal year 2006.

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares	Value Realized on
	Acquired	Exercise	Acquired	Vesting(1)
Name	on Exercise (#)	($)	on Vesting (#)	($)

Fabian Månsson	—	—	66,666	$766,659
Kathleen Boyer	—	—	22,750	$261,625
Shelley Milano	—	—	22,750	$261,625
Ann Perinchief	—	—	22,750	$261,625
Timothy McLaughlin	—	—	—	—

(1)	This column sets forth the amount realized by each NEO upon the vesting of restricted stock units held by such NEO on July 1, 2006 (based on a price of $11.50 per share, which was the closing price of the Company’s common stock on June 30, 2006). However, as a result of certain trading restrictions, the Company offered the NEOs the opportunity to defer settlement of the restricted stock units until December 20, 2006. All NEOs deferred settlement of the restricted stock units until December 20, 2006. The value realized by each NEO at the settlement date (based on a price of $9.03 per share) was as follows:

Fabian Månsson	$601,994
Kathleen Boyer	$205,433
Shelley Milano	$205,433
Ann Perinchief	$205,433

Employment Agreements; Termination and Change in Control Payments

As of December 30, 2006, we had employment agreements with each of Fabian Månsson, Kathleen Boyer and Shelley Milano. Each of these agreements provide for payments upon certain termination events, and Mr. Månsson’s employment agreement provides for payments upon a Change in Control. In addition, each of our NEOs is eligible to participate in the Change in Control Plan, which was established in November 2005 and amended and restated in June 2006 by our Board of Directors. For a description of the Change in Control Plan, see “Compensation Discussion and Analysis — Other Benefits — Change in Control” above. Furthermore, Ms Milano was eligible to participate in the Project Bonus Plan. For a description of the Project Bonus Plan see “Compensation Discussion and Analysis — Other Benefits — Project Bonus Plan” above.

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

If Mr. Månsson’s employment agreement was terminated by the Company for “Cause” (as defined in his employment agreement) or by Mr. Månsson other than for “Good Reason” (as defined in his employment agreement), the employment agreement provided that we would pay Mr. Månsson (i) his accrued and unpaid base salary, perquisite allowance and planning allowance, (ii) his accrued and unpaid salary with respect to vacation days accrued but not taken through the date of termination, (iii) any deferred amounts, and (iv) any other compensation that had been earned, accrued or was owing under the terms of any applicable plan, program or arrangement as of the termination date, including any incentive awards under the AIP, which we collectively refer to as the “Accrued Compensation.”

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

If Mr. Månsson’s employment agreement was terminated by the Company without Cause, or by Mr. Månsson for Good Reason, in either case within six months prior to, or two years after, a Change in Control, the employment agreement provided that we would pay Mr. Månsson the amounts set forth in the previous paragraph, provided, however, that (i) the multiplier of “2” as it appears in subsections (ii) and (v) of the previous paragraph in each instance would be substituted with a multiplier of “3,” (ii) any sums payable pursuant to subsections (i), (ii), (iv) or (v) of the previous paragraph would be paid in a lump sum within fifteen (15) days after the termination date, (iii) the cap applicable to outplacement services would be raised to fifty thousand dollars ($50,000), and (iv) nothing contained herein would preclude, limit or delay any additional payments or benefits otherwise owing to the Mr. Månsson as the result of such Change in Control pursuant to the Change in Control Plan, provided that Mr. Månsson would not be entitled to any duplicative payments or benefits as a result of the interaction of any such Change in Control Plan and his employment agreement. In addition, for a period of three years after the termination date, we would continue to pay the Insurance Premiums, and to provide Mr. Månsson and his beneficiaries Employee Welfare Benefits. Furthermore, the employment agreement also provided that if any payment by the Company resulted in excise tax under the parachute payment rules of Section 280G of the Code, then Mr. Månsson would be entitled to a gross-up payment so that the net amount retained would be equal to his or her payment less ordinary and normal taxes (but not less the excise tax).

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

In the event that any payment or other benefit provided to Mr. Månsson upon his termination was determined, in whole or in part, to constitute “nonqualified deferred compensation” within the meaning of Section 409A of the Code, and Mr. Månsson was a specified employee as defined in Section 409A(2)(B)(i) of the Code, such payments would not have been paid before the day that was six months plus one day after the Termination Date.

The tables on pages 13-15 of this Amendment No. 2 to Annual Report on Form 10-K set forth the potential payments to Mr. Månsson upon termination or Change in Control.

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

The tables on pages 13-15 of this Amendment No. 2 to Annual Report on Form 10-K set forth the potential payments to Ms. Boyer upon termination or Change in Control.

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

The tables on pages 13-15 of this Amendment No. 2 to Annual Report on Form 10-K set forth the potential payments to Ms. Milano upon termination or Change in Control.

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

Eddie Bauer Termination Benefits(1,2)

					Value of			Long-
					Accelerated		Life	Term
	Separation				Equity	Excise Tax	Insurance	Disability
	Benefit		Pro-Rata Bonus		Awards	Gross Up(3)	Proceeds(4)	Payments(5)	Total

Fabian Månsson
By Company Without Cause	$3,983,993	(6)	$980,000		$1,208,000	—	—	—	$6,171,993
By Officer for Good Reason	$3,983,993	(6)	$980,000		$1,208,000	—	—	—	$6,171,993
Change in Control	$6,953,490	(7)	$980,000		$1,208,000	$2,906,199	—	—	$12,047,689
Death(8)	—		$980,000		$1,208,000	—	$1,500,000	—	$3,688,000
Disability	$28,993	(9)	$980,000		$1,208,000	—	—	$6,750,000	$8,966,993
Kathleen Boyer
By Company Without Cause	$874,269	(6)	$350,000	(10)	—	—	—	—	$1,224,269
By Officer for Good Reason	$874,269	(6)	$350,000	(10)	—	—	—	—	$1,224,269
Change in Control	$2,099,656	(7)	—		$412,230	—	—	—	$2,511,886
Death	—		—		—	—	$1,500,000		$1,500,000
Disability	—		—		—	—	—	$2,125,000	$2,125,000
Ann Perinchief
By Company Without Cause	—		—		—	—	—	—	—
By Officer for Good Reason	—		—		—	—	—	—	—
Change in Control	$1,550,385	(7)	—		$412,230	—	—	—	$1,962,615
Death	—		—		—	—	$1,500,000	—	$1,500,000
Disability	—		—		—	—	—	$3,475,000	$3,475,000
Shelley Milano
By Company Without Cause	$404,480	(6)	—		—	—	—	—	$404,480
By Officer for Good Reason	—		—		—	—	—	—	—
Change in Control	$1,927,175	(7)	—		$412,230	$663,808	—	—	$3,003,213
Death	—		—		—	—	$1,500,000	—	$1,500,000
Disability	—		—		—	—	—	$4,350,000	$4,350,000

(1)	For purposes of this termination benefits table, we have assumed that as of December 29, 2006, no NEO had (i) accrued and unpaid base salary, (ii) accrued and unpaid salary with respect to vacation days accrued but not taken through the date of termination, and (iii) any amounts or benefits earned, accrued or owing under any Company plan or program, which we collectively refer to as the “Accrued Compensation.” Upon a termination “By Company for Cause” or “By Officer Without Good Reason,” NEOs are entitled solely to Accrued Compensation. Since we have assumed that no Accrued Compensation is owing as of December 29, 2006, we have not included these termination events in the table above.

(2)	All NEOs are covered by the Change in Control Plan. In addition, as of December 29, 2006, three NEOs, Fabian Månsson, Kathleen Boyer and Shelley Milano, had employment agreements that provided for severance benefits upon certain non-change in control termination events.

(3)	All NEOs are eligible to receive tax gross-ups should payments to them be subject to excise tax following a Change in Control. As of December 29, 2006, Mr. Månsson and Ms. Milano were the only executives who would have been subject to excise tax.

(4)	Up to four times base salary, with maximum benefit capped at $1.5 million. Mr. Månsson’s employment agreement provided for up to $5 million in life insurance proceeds if certain requirements were met. However, Mr. Månsson failed to meet these requirements and was only eligible for $1.5 million.

(5)	Provides up to 60% of salary replacement, to a maximum of $25,000 per month. For purposes of calculating the aggregate long-term disability payment for each NEO, we have applied the maximum payment per month ($25,000) for such NEO up to age 65.

(6)	See “Separation Benefits — By Company Without Cause and By Officer for Good Reason” below for details.

(7)	See “Separation Benefits — Change in Control” below for details.

(8)	Mr. Månsson’s estate was entitled to reimbursement for Relocation Expenses incurred in connection with the relocation of Mr. Månsson’s beneficiaries to Sweden. The Company cannot provide an estimate of the cost of these Relocation Expenses. See summary of Mr. Månsson’s employment agreement on pages 9-11 of this Amendment No. 2 to Annual Report on Form 10-K for a description of Relocation Expenses.

(9)	Pursuant to the terms of his employment agreement, Mr. Månsson was eligible to receive 100% of his base salary for a period of 12 months after termination for disability and 50% of his base salary for the 12 months thereafter, reduced by the value of long-term disability payments. Because disability payments to Mr. Månsson exceed 150% of Mr. Månsson’s base salary, this benefit is reduced to zero. The Company was also responsible for providing medical, dental, life and disability insurance for a period of two years at an estimated cost of $28,993. In addition, Mr. Månsson was entitled to reimbursement for Relocation Expenses incurred in connection with his relocation to Sweden. The Company cannot provide an estimate of the cost of these Relocation Expenses. See summary of Mr. Månsson’s employment agreement on pages 9-11 of this Amendment No. 2 to Annual Report on Form 10-K for a description of Relocation Expenses.

(10)	For purposes of the pro-rata bonus payable to Ms. Boyer upon a termination “By Company Without Cause” or “By Officer for Good Reason,” we assumed that Ms. Boyer’s unpaid annual bonus under the AIP for fiscal year 2006 was $350,000. However, in 2007 the Company determined that the performance goals for payment of the bonuses under the AIP had not been met in fiscal year 2006 and, as a result, Ms. Boyer did not receive an AIP bonus.

Separation Benefit — By Company Without Cause and By Officer for Good Reason

		Company
		Provided
	Cash	Medical	Relocation
	Severance(11)	Benefits(12)	Expense(13)	Outplacement	Total

Fabian Månsson(14)	$3,920,000	$28,993	—	$35,000	$3,983,993
Kathleen Boyer	$850,000	$14,269	$10,000	—	$874,269
Shelley Milano	$400,000	$4,480	—	—	$404,480

(11)	For Mr. Månsson, cash severance equals two times base salary plus target bonus. For Ms. Boyer, cash severance equals one time base pay plus target bonus. For Ms. Milano, cash severance equals one time base salary.

(12)	For Mr. Månsson, medical benefits reflect two years of medical, dental, life and disability insurance. For Ms. Boyer, medical benefits equal the greater of (i) one year of COBRA at the associate rate, or (ii) COBRA at the associate rate for the period as specified in the severance program in effect at the time. For Ms. Milano, medical benefits equal COBRA at the associate rate for a period of six months.

(13)	Mr. Månsson was entitled to reimbursement for Relocation Expenses incurred in connection with his relocation to Sweden. The Company cannot provide an estimate of the cost of these Relocation Expenses. See summary of Mr. Månsson’s employment agreement on pages 9-11 of this Amendment No. 2 to Annual Report on Form 10-K for a description of Relocation Expenses.

(14)	If Mr. Månsson’s employment were terminated by the Company without Cause or by Mr. Månsson for Good Reason during the period six months prior to, or two years after, a Change in Control, the severance multiple of two used for determining the value of his separation and medical benefits would have been increased to three (resulting in a separation payment of $5.88 million and medical benefits of $43,490). Additionally, the value of outplacement benefits would have increased from $35,000 to $50,000 and Mr. Månsson would have been eligible for a gross-up payment to cover the value of any excise tax.

Separation Benefit — Change in Control

		Current			Total
	Cash	Annual	Project		Separation
	Severance(15)	Bonus(16)	Bonus(17)	Benefits(18)	Benefit

Fabian Månsson(19)	$5,880,000	$980,000	—	$93,490	$6,953,490
Kathleen Boyer	$1,700,000	$350,000	—	$49,656	$2,099,656
Ann Perinchief	$1,241,000	$255,500	—	$53,885	$1,550,385
Shelley Milano	$1,360,000	$280,000	$240,000	$47,175	$1,927,175

(15)	Per the Change in Control Plan, all NEOs, other than Mr. Månsson, receive two times base salary plus two times the greater of the target bonus for the fiscal year in which the termination occurs or the average annual bonus paid in the three full fiscal years ending prior to the date of termination. Mr. Månsson was entitled to receive three times base salary plus three times the greater of the target bonus for the fiscal year in which the termination occurred or the average annual bonus paid in the three full fiscal years ending prior to the date of termination.

(16)	All NEOs receive a full year non-prorated target payout under the current year annual incentive plan.

(17)	Ms. Milano is the only NEO eligible for a bonus under the Project Bonus Plan.

(18)	Includes two years continuation of medical, dental, life, and disability insurance, except for Mr. Månsson who was entitled to receive three years. Also includes $25,000 in outplacement services benefits for each executive, except for Mr. Månsson who was eligible to receive $50,000.

(19)	Mr. Månsson was entitled to reimbursement for Relocation Expenses incurred in connection with his relocation to Sweden. The Company cannot provide an estimate of the cost of these Relocation Expenses. See summary of Mr. Månsson’s employment agreement on pages 9-11 of this Amendment No. 2 to Annual Report on Form 10-K for a description of Relocation Expenses.

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

	Fees Earned
	or		Stock		Option		All Other
	Paid in Cash		Awards(1)		Awards(1)		Compensation	Total
Name	($)		($)		($)		($)	($)

William T. End	$193,423	(2)	$42,211	(3)	$66,640	(4)	—	$302,274
John C. Brouillard	$117,016		$42,211	(3)	$66,640	(4)	—	$225,867
Howard Gross(5)	$86,600		$42,211	(3)	$66,640	(4)	—	$195,451
Paul E. Kirincic	$82,526		$42,211	(3)	$66,640	(4)	—	$191,377
Kenneth M. Reiss	$98,875		$42,211	(3)	$66,640	(4)	—	$207,726
Laurie M. Shahon	$107,753		$42,211	(3)	$66,640	(4)	—	$216,604
Edward M. Straw	$78,764		$42,211	(3)	$66,640	(4)	—	$187,615
Stephen E. Watson	$99,582		$42,211	(3)	$66,640	(4)	—	$208,433

(1)	The dollar amounts in these columns reflect the compensation expense/(income) recognized for financial statement reporting purposes for the fiscal year ended December 30, 2006, in accordance with SFAS 123R, and include amounts from awards granted prior to 2006. The assumptions used in the calculation of these amounts are included in footnote 17 to the Company’s audited financial statements for the fiscal year ended December 30, 2006 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2007.

(2)	Mr. End deferred $75,000 of the $193,423 of fees earned or paid in cash. Our non-employee directors are eligible to participate in the Company’s nonqualified deferred compensation plan. A non-employee director may defer up to 100% of (i) the cash retainer and meeting and committee fees payable to him or her, and (ii) the second and third vesting installments of his or her restricted stock units, which will vest on July 1, 2007 and July 1, 2008. When a director elects to defer a portion of his or her compensation such amount is allocated to an account that tracks the performance of our common stock. Each deferred amount is assigned a number of hypothetical shares of our common stock at the time of the deferral based on the fair market value of the common stock on that date. The value of the deferred amount fluctuates with the value of our common stock and may lose value. At the elected time pursuant to the nonqualified deferred compensation plan, the value of the deferred amount is paid to the non-employee director in cash.

(3)	At December 30, 2006, each non-employee director held options to purchase 17,000 shares of the Company’s common stock, with an exercise price of $23.37 per share.

(4)	At December 30, 2006, each non-employee director held 4,280 restricted stock units.

(5)	Although Mr. Gross is not currently receiving any compensation for serving on the Board of Directors, Mr. Gross did receive the amounts set forth above for serving as a non-employee director during fiscal year 2006.

REPORT OF COMPENSATION COMMITTEE

The information in this Compensation Committee Report shall not be deemed to be “soliciting material,” or to be “filed” with the Securities and Exchange Commission or to be subject to Regulation 14A or 14C as promulgated by the Securities and Exchange Commission, or to the liabilities of Section 18 of the Securities and Exchange Act of 1934.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 2 to Annual Report on Form 10-K.

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

	Number of Shares
	of Common Stock	Percent of
	Beneficially	Common Stock
	Owned	Outstanding
Wellington Management Company, LLP (1)	4,201,800	13.8%
FMR Corp. (2)	3,624,675	11.9
Bank of America, N.A. (3)	2,065,936	6.8
JP Morgan Chase Bank, N.A (4)	1,857,839	6.1
Fabian Månsson (5)	300,000	*
Kathleen Boyer (6)	41,125	*
Shelley Milano (7)	41,125	*
Ann Perinchief (8)	26,642	*
William T. End (9)	7,092	*
John C. Brouillard (9)	7,092	*
Howard Gross (9)	7,092	*
Paul E. Kirincic (9)	7,092	*
Kenneth M. Reiss (9)	7,092	*
Laurie M. Shahon (9)	7,092	*
Edward M. Straw (9)	7,092	*
Stephen E. Watson (9)	7,092	*
David Taylor	—	—
Timothy McLaughlin	—	—
All directors and executive officers as a group (14 persons) (10)	465,628	1.5%

*	Indicates less than one percent.

(1)	Information based on Schedule 13G filed on December 11, 2006, with the SEC by Wellington Management Company, LLP (“Wellington Management”). According to the Schedule 13G, Wellington Management has (a) shared voting power over 2,358,300 shares and (b) shared dispositive power over 4,201,800 shares. The shares listed above are owned of record by clients of Wellington Management. Wellington Management acknowledges that, in its capacity as investment advisor, it may be deemed the beneficial owner of the shares listed above. The address for Wellington Management is 75 State Street, Boston, Massachusetts 02109.

(2)	Information based on Schedule 13G/A filed on February 14, 2007, with the SEC by FMR Corp. and certain related entities. According to the Schedule 13G/A: (a) Fidelity Management & Research Company beneficially owns 3,621,875 shares as a result of acting as an investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940; and (b) Fidelity Management Trust Company beneficially owns 2,800 shares as a result of serving as investment manager of certain institutional accounts. Edward C. Johnson 3d and FMR Corp., which is the parent company of these entities, have sole voting power over 2,800 shares and sole dispositive power over 3,624,675 shares. Edward C. Johnson 3d and certain members of his family, collectively, may form a controlling group with respect to FMR Corp. The address of each entity and Edward C. Johnson 3d is 82 Devonshire Street, Boston, Massachusetts 02109.

(3)	Information based on Schedule 13G filed on February 8, 2006, with the SEC by Bank of America Corporation, NB Holdings Corporation and Bank of America, N.A (the “BofA Entities”). According to the Schedule 13G: (a) Bank of America, N.A. has sole voting and sole dispositive power over 2,065,936 shares; (b) Bank of America Corporation has shared voting power and shared dispositive power over 2,065,936 shares; and (c) NB Holdings Corporation has shared voting power and shared dispositive power over 2,065,936 shares. The address of the BofA Entities is 100 Tryon Street, Floor 25, Bank of America Corporate Center, Charlotte, North Carolina 28255.

(4)	Information based on Schedule 13G filed on February 12, 2007, with the SEC by JPMorgan & Chase Co. and its wholly-owned subsidiary, JPMorgan Chase Bank, National Association. According to the Schedule 13G, JPMorgan & Chase Co. has sole voting and dispositive power over 1,857,839 shares. The address for JPMorgan & Chase Co. is 270 Park Avenue, New York, NY 10017.

(5)	Includes 100,000 shares of common stock reserved for issuance upon exercise of stock options that are or will be exercisable on or before May 30, 2007. On February 9, 2007, in connection with Mr. Månsson’s resignation, his 50,000 unvested options vested in full and will remain exercisable for the duration of their 10-year term.

(6)	Includes 18,375 shares of common stock reserved for issuance upon exercise of stock options that are or will be exercisable on or before May 30, 2007.

(7)	Includes 18,375 shares of common stock reserved for issuance upon exercise of stock options that are or will be exercisable on or before May 30, 2007.

(8)	Includes 18,375 shares of common stock reserved for issuance upon exercise of stock options that are or will be exercisable on or before May 30, 2007. In addition, the total includes 6,037 shares of common stock reserved for issuance upon exercise of stock options that are or will be exercisable on or before May 30, 2007, and 75 shares of common stock held by Mr. Don Perinchief, her spouse. Ms. Perinchief disclaims beneficial ownership of the common stock underlying the stock options held by Mr. Perinchief.

(9)	Includes 5,666 shares of common stock reserved for issuance upon exercise of stock options that are or will be exercisable on or before May 30, 2007.

(10)	Includes 206,490 shares of common stock reserved for issuance upon exercise of stock options that are or will become exercisable on or before May 30, 2007.

Summary of Equity Compensation Plan
     The following table sets forth information as of December 30, 2006 regarding shares of Eddie Bauer common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans.

	Number of Securities		Weighted Average		Number of Securities
	to Be Issued Upon		Exercise Price of		Remaining Available
	Exercise of		Outstanding		for Future Issuance
	Outstanding Options,		Options, Warrants		Under Equity
Plan Category	Warrants and Rights		and Rights		Compensation Plans
Equity Compensation Plans Approved by Security Holders	—		—		—
Equity Compensation Plans Not Approved By Security Holders	1,193,908	(1)	$23.28	(2)	587,845

Total	1,193,908		$23.28		587,845

(1)	Reflects securities issued under the Eddie Bauer Holdings, Inc. 2005 Stock Incentive Plan. Includes stock options to acquire 590,375 shares of common stock at a weighted-average exercise price of $23.28 per share and 603,533 restricted stock units.

(2)	Reflects the weighted-average exercise price of stock options granted and outstanding under the Eddie Bauer Holdings, Inc. 2005 Stock Incentive Plan as of December 30, 2006.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     Part IV of our Original Filing is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 2.
(a)	3. Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description
**31.1	Rule 13a-14(a)/15-14(a) Certification of Chief Executive Officer

**31.2	Rule 13a-14(a)/15-14(a) Certification of Chief Financial Officer

**	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDDIE BAUER HOLDINGS, INC.

/s/ Howard Gross
Howard Gross
Interim Chief Executive Officer

May 11, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Howard Gross	/s/ David Taylor
Howard Gross	David Taylor
Interim Chief Executive Officer and Director	Interim Chief Financial Officer
(Principal executive officer)	(Principal financial and accounting officer)

Date: May 11, 2007	Date: May 11, 2007

/s/ William T. End	/s/ John C. Brouillard
William T. End	John C. Brouillard
Director	Director

Date: May 11, 2007	Date: May 11, 2007

/s/ Kenneth M. Reiss
Paul E. Kirincic	Kenneth M. Reiss
Director	Director

Date:	Date: May 11, 2007

/s/ Laurie M. Shahon	/s/ Edward M. Straw
Laurie M. Shahon	Edward M. Straw
Director	Director

Date: May 11, 2007	Date: May 11, 2007

/s/ Stephen E. Watson
Stephen E. Watson
Director

Date: May 11, 2007