Form 10-Q
period 2007-03-31
Eddie Bauer Holdings, Inc.
filed 2007-05-15
CIK 1345968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

Common Stock, $0.01 Par Value	Outstanding at May 14, 2007

30,456,836 Shares

EDDIE BAUER HOLDINGS, INC.

PART I— FINANCIAL INFORMATION	5
Item 1. FINANCIAL STATEMENTS	5
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	43
Item 4. CONTROLS AND PROCEDURES	44
PART II—OTHER INFORMATION	46
Item 1. LEGAL PROCEEDINGS	46
Item 1A. RISK FACTORS	47
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	47
Item 3. DEFAULTS UPON SENIOR SECURITIES	47
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	47
Item 5. OTHER INFORMATION	48
Item 6. EXHIBITS	48
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
INFORMATION PRESENTED IN THIS QUARTERLY REPORT
     Eddie Bauer Holdings, Inc. was formed in June 2005 as a new parent company in connection with the emergence from bankruptcy of our principal operating subsidiary, Eddie Bauer, Inc. When we use the terms “Eddie Bauer,” the “Company,” “we,” “us,” “our” or similar words in this report, unless the context otherwise requires, we are referring to Eddie Bauer Holdings, Inc. and its subsidiaries, including Eddie Bauer, Inc. For more information on the bankruptcy, see our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, which was filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2007, as amended.
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

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION ACT OF 1995
     We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by us involve risks and uncertainties and are subject to change based on various important factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by us:
•	consumer acceptance of our products and our ability to keep up with fashion trends, develop new merchandise, launch new product lines successfully, offer products at the appropriate price points and enhance our brand image;

•	the highly competitive nature of the retail industry generally and the segment in which we operate particularly;

•	the possible lack of availability of suitable store locations on appropriate terms;

•	our reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, political instability, legal and regulatory matters, duties, taxes, other charges and quotas on imports, local business practices and political issues and risks related to currency and exchange rates;

•	our ability to service any debt we incur from time to time, as well as the requirements the agreements related to such debt impose upon us;

•	shifts in general economic conditions, consumer confidence and consumer spending patterns;

•	our ability to attract, hire and retain key personnel and management;

•	the seasonality of our business;

•	the ability of our manufacturers to deliver products in a timely manner or meet quality standards;

•	changes in weather patterns;

•	the impact of the material weaknesses in internal control identified by management and the lack of effectiveness of our disclosure controls and procedures currently;

•	increases in the costs of mailing, paper and printing;

•	the price and supply volatility of energy supplies;

•	our reliance on information technology, including risks related to the implementation of new information technology systems, risks associated with service interruptions and risks related to utilizing third parties to provide information technology services;

•	natural disasters;

•	the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities; and

•	the other risks identified in this Quarterly Report on Form 10-Q.

     These forward-looking statements speak only as of the date of this report and, except as required by law, we do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make clear that any expected results expressed or implied by those forward-looking statements will not be realized.

PART I— FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Eddie Bauer Holdings, Inc.
Consolidated Balance Sheets

	As of	As of
	March 31,	December 30,
	2007	2006
	(Unaudited)	(Audited)
	($ in thousands)

Cash and cash equivalents	$3,305	$53,174
Accounts receivable, less allowances for doubtful accounts of $1,156 and $1,274, respectively	21,137	29,774
Inventories	155,141	153,778
Prepaid expenses	24,491	23,572
Financing receivables	29,461	45,978
Deferred tax assets — current	2,600	2,345

Total Current Assets	236,135	308,621
Property and equipment, net of accumulated amortization of $68,625 and $57,855, respectively	179,477	177,344
Goodwill	114,765	114,765
Trademarks	185,000	185,000
Other intangible assets, net	27,707	29,720
Other assets	22,817	24,490
Deferred tax assets — noncurrent	17,851	15,970

Total Assets	$783,752	$855,910

Trade accounts payable	$35,981	$40,092
Bank overdraft	9,342	13,622
Accrued expenses	85,825	100,460
Current liabilities related to securitization note	26,515	41,380
Short-term borrowings	244	—
Current portion of long-term debt	8,000	8,000

Total Current Liabilities	165,907	203,554
Deferred rent obligations	23,791	18,935
Unfavorable lease obligations, net	4,486	4,679
Long-term debt	265,750	266,500
Other non-current liabilities	2,931	270
Pension and other post-retirement benefit liabilities	15,142	15,331

Total Liabilities	478,007	509,269
Commitments and Contingencies (See Note 14)
Common stock:
Eddie Bauer Holdings, Inc. $0.01 par value, 100 million shares authorized; 30,448,520 and 30,309,931 shares issued and outstanding as of March 31, 2007 and December 30, 2006, respectively	304	303
Treasury stock, at cost	(157)	(157)
Additional paid-in capital	583,060	578,402
Accumulated deficit	(279,881)	(234,771)
Accumulated other comprehensive income, net of taxes of $1,485 and $1,759, respectively	2,419	2,864

	As of	As of
	March 31,	December 30,
	2007	2006
	(Unaudited)	(Audited)
	($ in thousands)
Total Stockholders’ Equity	305,745	346,641

Total Liabilities and Stockholders’ Equity	$783,752	$855,910

The accompanying notes are an integral part of these consolidated financial statements.

EDDIE BAUER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Three
	Months Ended	Months Ended
	March 31,	April 1,
	2007	2006
	($ in thousands, except earnings per
	share)
	(Unaudited)

Net sales and other revenues	$213,985	$194,501

Costs of sales, including buying and occupancy	141,425	131,960
Selling, general and administrative expenses	111,797	96,321

Total operating expenses	253,222	228,281
Operating loss	(39,237)	(33,780)
Interest expense	6,806	5,748
Other income	1,571	966
Equity in losses of foreign joint ventures	(1,424)	(396)

Loss from continuing operations before income tax benefit	(45,896)	(38,958)
Income tax benefit	(1,115)	(3,921)

Loss from continuing operations	(44,781)	(35,037)
Loss from discontinued operations (net of income tax expense (benefit) of $0 and $0, respectively)	—	(534)

Net loss	$(44,781)	$(35,571)

Income (loss) per basic and diluted share:
Loss from continuing operations per share	$(1.47)	$(1.17)
Loss from discontinued operations per share	—	(0.02)
Net loss per share	$(1.47)	$(1.19)
Weighted average shares used to compute income (loss) per share:
Basic	30,388,582	29,991,684
Diluted	30,388,582	29,991,684
The accompanying notes are an integral part of these consolidated financial statements.

EDDIE BAUER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common
	Stock	Common
	Eddie	Stock
	Bauer,	Eddie				Accumulated
	Holdings	Bauer,			Retained	Other
	Inc.	Holdings		Additional	Earnings	Comprehensive
	(# of	Inc.	Treasury	Paid-In	(Accumulated	Income
	Shares)	($)	Stock	Capital	Deficit)	(Loss)	Total
			(In thousands)
			(Unaudited)

Balances at December 31, 2005	29,992	$300	$(157)	$568,205	$(22,788)	$(540)	$545,020
Comprehensive Loss:

Net loss					(35,571)		(35,571)
Foreign currency translation adjustment, net of income taxes of ($41)						(37)	(37)
Fair value adjustments of cash flow hedge, net of income taxes of $995						1,573	1,573

Total comprehensive loss							(34,035)
Stock based compensation expense				3,281			3,281

Balances at April 1, 2006	29,992	$300	$(157)	$571,486	$(58,359)	$996	$514,266

Balances at December 30, 2006	30,310	$303	$(157)	$578,402	$(234,771)	$2,864	$346,641
Comprehensive Loss:
Net loss					(44,781)		(44,781)
Foreign currency translation adjustment, net of income taxes of $98						162	162
Reclassification of fair value adjustments of cash flow hedge, net of income taxes of ($358)						(583)	(583)
Reclassification of unrecognized obligations related to post-retirement benefit obligations, net of income taxes of ($14)						(24)	(24)

Total comprehensive loss							(45,226)
Shares issued for RSU awards	139	1		(1)			—
Cumulative effect of accounting change related to adoption of FIN 48					(329)		(329)
Stock based compensation expense				4,659			4,659

Balances at March 31, 2007	30,449	$304	$(157)	$583,060	$(279,881)	$2,419	$305,745
The accompanying notes are an integral part of these consolidated financial statements.

EDDIE BAUER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three	Three
	Months Ended	Months Ended
	March 31, 2007	April 1, 2006
	($ in thousands)
	(Unaudited)

Cash flows from operating activities:
Net loss	$(44,781)	$(35,571)
Loss on disposals of property and equipment	28	2
Equity in losses of foreign joint ventures	1,424	396
Depreciation and amortization	13,525	13,815
Stock-based compensation expense	4,659	3,281
Other non-cash income	(1,285)	(553)
Deferred income taxes	(1,694)	(4,563)
Changes in operating assets and liabilities:
Accounts receivable	8,152	7,860
Inventories	(1,234)	(181)
Prepaid expenses	(907)	(154)
Financing receivables	27,718	—
Other assets	(419)	(2,333)
Accounts payable	(4,240)	145
Accrued expenses	(15,032)	(13,345)
Current liabilities related to securitization note	(24,946)	—
Pension and other post-retirement liabilities	(227)	25
Deferred rent and unfavorable lease obligations	4,635	(1,648)
Other non-current liabilities	2,523	—
Operating cash flows related to discontinued operations	—	498

Net cash used in operating activities	(32,101)	(32,326)

Cash flow from investing activities:
Capital expenditures	(13,135)	(6,948)

Net cash used in investing activities	(13,135)	(6,948)

Cash flow from financing activities
Repayments of long-term debt	(750)	(750)
Net proceeds from short-term borrowings	244	—
Change in bank overdraft	(4,280)	(6,276)

Net cash used in financing activities	(4,786)	(7,026)
Effect of exchange rate changes on cash	153	1,393
Net change in cash and cash equivalents	(49,869)	(44,907)
Cash and cash equivalents at beginning of period	53,174	74,186

Cash and cash equivalents at end of period	$3,305	$29,279
The accompanying notes are an integral part of these consolidated financial statements.

EDDIE BAUER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts, unless otherwise noted)
(1) Description of Business
     Eddie Bauer Holdings, Inc. (“Eddie Bauer”, “Eddie Bauer Holdings”, “Company”) is a specialty retailer that sells casual sportswear and accessories for the modern outdoor lifestyle. Eddie Bauer products are sold through retail and outlet stores located in the U.S. and Canada and through its direct sales channel, which consists of its Eddie Bauer catalogs and its websites located at www.eddiebauer.com and www.eddiebaueroutlet.com. The accompanying consolidated financial statements include the results of Eddie Bauer, Inc. and its subsidiaries, as well as the related supporting operations that provide logistics support, call center support and information technology support to Eddie Bauer. Eddie Bauer, Inc. and the related supporting operations were formerly wholly-owned subsidiaries of Spiegel, Inc. (“Spiegel”) prior to the Company’s emergence from bankruptcy in June 2005.
     The related supporting operations of the Company include the following: Eddie Bauer Fulfillment Services, Inc. (“EBFS”) which provides catalog and retail distribution services for Eddie Bauer; the former information technology operation of Spiegel (the “IT Group”) which provides information technology services for Eddie Bauer; and Eddie Bauer Customer Services Inc. (“EBCS”), which provides call center support in multiple call centers in the U.S. and Canada.
(2) Proposed Merger Agreement and CEO Resignation
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
     Merger Termination Fee
     In accordance with the terms of the above mentioned merger agreement, the Company was obligated to reimburse Sun Capital Partners, Inc. and Golden Gate Capital up to $5 million for certain expenses incurred related to the transaction. On February 26, 2007, the Company paid $5 million to Sun Capital Partners, Inc. and Golden Gate Capital for reimbursement of their expenses which was recorded within selling, general and administrative expenses during the three months ended March 31, 2007.
     CEO Resignation
     On February 9, 2007, the Company announced that Fabian Månsson resigned from his position as Chief Executive Officer and President of the Company and as a member of the Board of Directors of the Company effective February 9, 2007. The Company also announced that Howard Gross, a director, will serve as Interim Chief Executive Officer of the Company commencing February 9, 2007. Mr. Månsson and the Company have entered into a separation agreement which provides for payments of the amounts that Mr. Månsson is entitled to receive pursuant to the terms of his pre-existing employment agreement entered into in 2005, including the following: (a) accrued but unpaid compensation attributable to earned salary and salary that would have been earned for periods through May 9, 2007, unused earned vacation days and vacation days that would have been earned through May 9, 2007, and any other compensation that has been or would be earned or accrued under any bonus or other benefits plan to May 9, 2007, (b) continued payment of his annual base salary of $980 through May 9, 2009, (c) continued

participation in life insurance, group health and all other employee welfare benefit plans through May 9, 2009 (or such earlier time as Mr. Månsson obtains equivalent coverages and benefits from a subsequent employer), (d) bonus payments of $980 for each of 2007 and 2008 and $346 for 2009, (e) full accelerated vesting of all stock options (50,000 options at an exercise price of $23.37) and restricted stock units (133,334 RSUs) granted to Mr. Månsson, with such stock options to remain exercisable for the duration for their ten year term, (f) reimbursement of outplacement services, in an amount up to $35, and (g) reimbursement of expenses related to his relocation to Sweden, reimbursement of certain expenses related to the sale of his current principal residence in the United States (up to 6% of the sales price of such residence), and reimbursement of closing costs relating to the purchase of a new residence in Sweden (up to 3%), plus a tax-gross-up payment. The Company and Mr. Månsson have agreed that the first six months of base salary payments will be paid in a lump sum on August 10, 2007, in compliance with Internal Revenue Code Section 409A. The confidentiality, non-solicitation and non-competition provisions in Mr. Månsson’s pre-existing employment agreement will remain in full force and effect. In the event that there is a “Change of Control” (as defined in Mr. Månsson’s employment agreement) with respect to the Company within nine months after February 9, 2007, Mr. Månsson is entitled to receive (a) his annual base salary for an additional year, (b) continued participation in life insurance, group health and all other employee welfare benefit plans through May 9, 2010 (or such earlier time as Mr. Månsson obtains equivalent coverages and benefits from a subsequent employer), (c) an additional bonus payment of $980, and (d) an additional $15 on the limit of his reimbursable outplacement services. A copy of the separation agreement is included an Exhibit 10.1 to this Form 10-Q. The Company recorded $8,418 of expense, including $3,218 of accelerated stock based compensation expense, within selling, general and administrative expenses during the quarter ended March 31, 2007 related to this agreement.
(3) Basis of Presentation
Interim Financial Statements
     These consolidated interim financial statements have been prepared pursuant to the rules and regulations of the SEC that permit reduced disclosure for interim periods. Management believes that the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of the results for the full year. These interim financial statements should be read in conjunction with the consolidated annual financial statements for the fiscal year ended December 30, 2006.
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
     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used when accounting for certain items, including inventory valuation, fresh-start valuations, allowance for doubtful accounts, restructuring charges, fair values of goodwill and other intangible assets, long-lived asset impairments, future gift certificate redemptions, legal reserves, sales returns and allowances, deferred tax valuation allowance, deferred revenue, royalty receivables and stock based compensation expenses.

(4) Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides (“FSP FAS 158-1”). FSP FAS 158-1 updates the illustrations contained in the appendices of FASB Statements No. 87, No. 88 and No. 106. This FSP also amends the questions and answers contained in the FASB’s special reports on FASB Statements No. 87, No. 88 and No. 106. Lastly, FSP FAS 158-1 makes conforming changes to other guidance and technical corrections to SFAS No. 158. FSP FAS 158-1 was adopted in conjunction with Company’s adoption of SFAS No. 158 effective December 30, 2006 and had no material impact on the Company’s financial position or results of operations.
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (see below). The Company is currently assessing the impact of SFAS 159 which it will be required to adopt no later than the first quarter of its 2008 fiscal year.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS 157 which it will be required to adopt no later than the first quarter of its 2008 fiscal year.
     In July 2006, the FASB issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. See further discussion of the Company’s adoption of FIN 48 in Note 11.
(5) Earnings per Share
     The following table presents the computation of income (loss) per basic and diluted share for the three months ended March 31, 2007 and April 1, 2006:

	Three Months	Three Months
	Ended	Ended
	March 31,	April 1,
	2007	2006

Loss from continuing operations	$(44,781)	$(35,037)
Loss from discontinued operations	—	(534)

Net loss	$(44,781)	$(35,571)

Weighted average common shares outstanding	30,388,582	29,991,684
Net effect of dilutive stock options(a)	—	—

Weighted average common shares and equivalents outstanding	30,388,582	29,991,684

Income (loss) per basic share:
Loss from continuing operations	$(1.47)	$(1.17)
Loss from discontinued operations	—	(0.02)

Net loss	$(1.47)	$(1.19)

Income (loss) per diluted share:
Loss from continuing operations	$(1.47)	$(1.17)
Loss from discontinued operations	—	(0.02)

Net loss	$(1.47)	$(1.19)

(a)	As of March 31, 2007 there were 584,599 Eddie Bauer Holdings common stock options and 450,644 restricted stock units outstanding that were antidilutive and therefore were excluded from the calculation of diluted earnings per share.
(6) SAC Securitization Interests and Related Eddie Bauer Holdings Promissory Note
     In conjunction with the Company’s emergence from bankruptcy, ownership of Spiegel Acceptance Corporation (“SAC”) was transferred to it. SAC is a special-purpose entity which was created by the Company’s former parent, Spiegel in prior years to accomplish securitizations of certain credit card receivable portfolios and was not a party to the Chapter 11 bankruptcy filing. As of the Company’s emergence from bankruptcy, SAC owned a securitization interest (“Securitization Interest”) in subordinated amounts that might arise from post-emergence recoveries in certain pre-petition securitization transactions to which Spiegel and its subsidiaries were a party. During the bankruptcy process, the Company entered into a settlement agreement with MBIA Insurance Corporation (a guarantor of payments of the Spiegel Credit Card Master Note Trust, the “Note Trust”). Pursuant to the settlement agreement, SAC assigned to the MBIA Settlement Trust (the “Settlement Trust”) certain rights that SAC had in its seller’s interest, collateral or other interest in the Note Trust as of the effective date of the settlement agreement. In addition, in connection with its emergence from bankruptcy proceedings, Eddie Bauer issued a non-recourse promissory obligation to a liquidating trust (the “Promissory Note”) established for the benefit of the creditors of Spiegel (the “Creditor Trust”) pursuant to which Eddie Bauer is obligated to pay to the Creditor Trust 90% of any proceeds received by SAC in respect of these securitization interests.
     The Settlement Trust was terminated during December 2006. Upon termination of the Settlement Trust and after the original note holders were paid and certain MBIA expenses and other claims were satisfied, SAC became entitled to receive any residual payments from the Settlement Trust.
     Upon the termination of the Settlement Trust, SAC became the sole beneficial owner of the receivables held under the Note Trust and as a result, SAC has a unilateral right to terminate the Note Trust. Accordingly, effective December 2006, consistent with SFAS 140, the Note Trust is no longer accounted for as a qualifying special purpose entity. In conjunction with the termination of the Settlement Trust effective December 2006, the outstanding receivables and related liabilities under the Promissory Note were revalued to their fair values of $45,978 and $41,380, respectively.

     Subsequent to the termination of the Settlement Trust, the Company began accounting for its interest in the outstanding receivables received from the Note Trust under SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, (“SOP 03-3”). Under SOP 03-3, cash proceeds on the outstanding receivables are split between their accretable yield, which represents the difference between the estimated cash collections and the carrying value of the receivables, and the nonaccretable yield, which represents the excess of contractual cash flows over the estimated cash collections. The accretable yield is recognized as interest income, within other income on the Company’s statement of operations, using the effective interest method over the expected term of the receivables. Future decreases in estimated cash flows will be recognized as an impairment charge and corresponding valuation allowance against the outstanding receivables. Subsequent increases in the estimated cash flows, if any, will be recognized prospectively as an adjustment to the receivables’ accretable yield over the remaining life of the receivables, after first reversing any previously recorded valuation allowance. The liability for the Promissory Note that requires the Company to pay 90% of the cash flow from the receivables will continue to be accounted for at fair value and future changes in estimated cash payments (as a result of future increases or decreases in estimated cash flows of the outstanding receivables) will be recorded as an increase or decrease to the liability with a corresponding adjustment to other income (expense).
     During the first quarter of 2007, $27,718 in cash was received related to the outstanding receivables under the SAC securitization interests. The cash received during the first quarter of 2007 was greater than amounts previously projected to be collected as a result of higher collections related to financing charges. These increased collections resulted in the Company recognizing higher accretion income and expense during the first quarter of 2007. Additionally, as noted in the table below, these increased collections resulted in the reclassification of $24,000 of nonaccretable difference (i.e. amounts of contractual receivables not expected to be collected) to accretable yield (i.e. projected cash collections). This additional projected accretable yield will be recognized by the Company over the remaining term of the outstanding receivables using the effective interest method. In accordance with the terms of the non-recourse promissory obligation established for the benefit of the creditors of Spiegel, 90% of the cash proceeds, which totaled $24,946, were paid to the Creditor Trust during the first quarter.
     The table below summarizes the carrying amounts reflected in the Company’s balance sheets as of March 31, 2007 and December 30, 2006, respectively, related to the financing receivables and liabilities under the Promissory Note. No additional receivables were acquired during the three months ended March 31, 2007.

	At	At
	March 31,	December 30,
	2007	2006

Assets:
Financing receivables — current (a), (b)	$29,461	$45,978

Liabilities:
Current liabilities related to securitization note	$26,515	$41,380

(a)	No amounts have been recorded as an allowance for uncollectible accounts as of March 31, 2007 and December 30, 2006.

(b)	The outstanding balances of the receivables as of March 31, 2007 and December 30, 2006 were $127,482 and $150,180, respectively.
     A rollforward of the accretable yield related to the receivables is as follows:

Accretable Yield upon Settlement Trust termination:
Cash flows expected to be collected as of acquisition date	$50,158
Less: Carrying value as of acquisition date	45,978

Accretable Yield as of December 30, 2006	$4,180

Reclassification from nonaccretable difference during the three months ended March 31, 2007 (a)	24,000
Accretion income recognized during the three months ended March 31, 2007	(11,201)

Accretable Yield as of March 31, 2007	$16,979

(a)	The reclassification from nonaccretable difference during the three months ended March 31, 2007 resulted from an increase in actual cash collections from financing charges during the first quarter of 2007 and projected cash collections from financing charges over the remaining term of the receivables.
     The table below reflects the statement of operations activity for the three months ended March 31, 2007 and April 1, 2006:

	Three Months Ended	Three Months Ended
	March 31, 2007	April 1, 2006

Statement of Operations:
Accretion income related to receivables from securitization interests	$11,201	$4,576
Accretion expense related to liabilities from securitization interests	(10,081)	(4,119)

Net accretion income recorded in Other income	$1,120	$457
(7) Intangible Assets
     Summarized below are the carrying values for the major classes of intangible assets that are amortized under SFAS No. 142 as well as the carrying values of those intangible assets that are not amortized.

	At	At
	March 31,	December 30,
	2007	2006
Intangible assets subject to amortization:
Customer lists — Useful life of 3.5 years
Gross amount	$9,000	$9,000
Accumulated amortization	(6,085)	(5,530)

Net carrying value	$2,915	$3,470

Licensing agreements — Useful life of 6 years
Gross amount	$35,000	$35,000
Accumulated amortization	(10,208)	(8,750)

Net carrying value	$24,792	$26,250

Intangible assets not subject to amortization:
Goodwill	$114,765	$114,765
Trademarks	$185,000	$185,000
     The following table presents the estimated amortization expense related to the Company’s intangible assets subject to amortization for each of the following periods:

Estimated amortization expense for fiscal years:
2007 (including $2,013 recorded during the quarter ended March 31, 2007)	$8,052
2008	$7,085
2009	$5,833
2010	$5,833
2011	$2,917

$29,720
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
     Losses of foreign joint ventures for the first quarter of 2007 included losses related to Eddie Bauer Germany of $1.4 million. As a result of weak retail sales due partially to a continued poor apparel retail market in Germany, in January 2007 Eddie Bauer Germany made the decision to close all of its retail stores. Eddie Bauer Germany will continue to sell its products through its catalogs, website and outlet stores. Equity losses for Eddie Bauer Germany for the first quarter of 2007 included $2.0 million of losses related to the Company’s proportionate share of losses related to the store closings. The Company recognized $0.7 million of the impairment charges in December 2006, therefore $1.3 million of additional store closing cost related charges were reflected in the Company’s equity losses during the first quarter of 2007. Additionally, during the first quarter of 2007 the Company forgave collection of its $0.5 million royalty accounts receivable balance from Eddie Bauer Germany to fund a portion of the Company’s share of losses related to Eddie Bauer Germany’s store closing costs. This represented a non-cash transaction that the Company reflected as a reduction to its accounts receivable balance and an increase to its investment in Eddie Bauer Germany during the first quarter of 2007.
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
     Advances under the revolving credit facility may not exceed a borrowing base equal to various percentages of Eddie Bauer, Inc.’s eligible accounts receivable balances and eligible inventory, less specified reserves. The revolving credit facility is secured by a first lien on Eddie Bauer, Inc.’s inventory and certain accounts receivable balances and by a second lien on all of Eddie Bauer, Inc.’s other assets other than the Company’s Groveport, Ohio distribution facility. The revolving credit facility is guaranteed by Eddie Bauer and certain of its subsidiaries. The Company’s availability under the revolving credit facility was $94.4 million as of March 31, 2007. As of March 31, 2007, the Company had $12.2 million of letters of credit outstanding and $244 had been drawn under the revolving credit facility.
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
     The agreement requires that at any time the availability under the agreement is less than 10% of the maximum revolver available, the Company is required to maintain a consolidated fixed charge coverage ratio (as defined therein) of at least 1.25:1.00. The agreement also limits the Company’s capital expenditures to $60 million in 2007 and 2008, and $70 million in 2009 and 2010. Finally, there are additional covenants that restrict the Company from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in its capital stock; from entering into certain guarantees; from incurring debt and liens subject to limits specified within the agreement; and other customary covenants. As of March 31, 2007, the Company’s most recent quarterly compliance reporting date, the Company was in compliance with the covenants under the facility.
     To facilitate the issuance of the Company’s convertible senior notes and the amendment and restatement of the Company’s senior secured term loan described below, Eddie Bauer, Inc. executed a First Amendment and Waiver to a loan and security agreement on April 4, 2007 with Bank of America, N.A., General Electric Capital Corporation and the CIT Group/Business Credit, Inc. (the “Amendment and Waiver Agreement”). The Amendment and Waiver Agreement specifically permitted the issuance by the Company of the convertible senior notes described below.
     Senior Secured Term Loan
     On June 21, 2005, Eddie Bauer, Inc. entered into a $300 million senior secured term loan agreement with various lenders, with JPMorgan Chase Bank, N.A. as administrative agent. In accordance with the term loan agreement, the Company was required to repay $750 on a quarterly basis from September 30, 2005 through March 31, 2011, with the remaining balance due upon maturity of the loan on June 21, 2011. As of March 31, 2007, $273.8 million was outstanding under the term loan. The term loan was secured by a first lien on certain of the Company’s real estate assets and trademarks and by a second lien on all of the Company’s other assets.
     In accordance with the term loan agreement, interest on the loan was calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.50% to 3.25% in the case of base rate loans, or LIBOR plus 3.50% to 4.25% in the case of Eurodollar loans, based upon the Company’s corporate credit rating issued from time-to-time by Moody’s and Standard & Poor’s, provided that interest on the loan would be increased by 0.50% until the date that the aggregate principal amount of the loans outstanding was less than $225 million as a result of asset sales or voluntary prepayments from operating cash flow. On March 31, 2007, the Company’s interest rate under the term loan included a prime rate of 8.25% plus a margin of 3.25%, for a total interest rate of 11.50%. The agreement required the Company to enter into interest rate swap agreements such that at least 50% of the aggregate principal amount of the outstanding loan was subject to either a fixed interest rate or interest rate protection for a period of not less than three years.
     The financial covenants under the term loan included that the Company’s consolidated leverage ratio (as defined therein) calculated on a trailing 12-month basis must be less than 4.00 to 1.00 for the fiscal quarter ended March 31, 2007 and that the Company’s consolidated fixed charge coverage ratio (as defined therein) calculated on a trailing 12-month basis must be greater than 0.975 to 1.00 for the fiscal quarter ended March 31, 2007. In addition to the financial covenants, the agreement limited the Company’s capital expenditures (net of landlord contributions) to $45 million in 2007, $60 million in 2008, and $70 million in each of 2009, 2010 and 2011. Finally, there were additional covenants that restricted the Company from entering into certain merger, consolidation and sale transactions outside the normal course of business; making certain distributions or changes in its capital stock; entering into certain guarantees; incurring debt and liens subject to limits specified within the agreement; and other customary covenants. As of March 31, 2007, the Company’s most recent quarterly compliance reporting date, the Company was in compliance with the covenants under the term loan agreement. The covenant relief that the Company obtained as a result of the April 2006 amendment to the term loan would have expired after the first quarter of 2007 resulting in the reestablishment of the original terms related to the financial covenants. As a result of the Company’s expectation that it would not meet certain of the financial covenants during 2007, it entered into the refinancing transaction discussed below.
     Refinancing Transaction
     On April 4, 2007, Eddie Bauer, Inc. entered into an amended and restated term loan agreement with various lenders, Goldman Sachs Credit Partners L.P., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (the “Amended Term Loan Agreement”). The Amended Term Loan Agreement amends the term loan agreement the Company entered into on June 21, 2005 (the “Prior Term Loan Agreement”). The Company entered into the Amended Term Loan Agreement as a result of its expectation that it would not meet certain of the financial covenants within its Prior Term Loan Agreement during 2007. In connection with the amendment and restatement of the Prior Term Loan Agreement pursuant to the Amended Term Loan Agreement, $48.8 million of the loans were prepaid, reducing the principal balance from $273.8 million to $225 million. The Company will recognize a loss on extinguishment of debt of $3.3 million in April 2007, which represents the unamortized deferred financing fees of the Prior Term Loan Agreement. This loss on extinguishment will be reflected within other income (expense) on the Company’s statement of operations during the second fiscal quarter of 2007. The Company incurred $5.2 million of financing fees related to the Amended Term Loan Agreement and convertible notes issuance (discussed further below), which the Company will capitalize as deferred financing fees. These deferred financing fees will be amortized over the terms of the Amended Term Loan Agreement and convertible notes agreement. The Amended Term Loan Agreement extends the maturity date of the Prior Term Loan Agreement to April 1, 2014, and amends certain covenants of the Prior Term Loan Agreement.
     Interest on the Amended Term Loan Agreement is calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.25% in the case of base rate loans, or LIBOR plus 3.25% for Eurodollar loans. Interest requirements for both base rate loans and Eurodollar loans are reset on a monthly basis. For the quarter ending June 30, 2007, interest for base rate loans is calculated as the greater of the prime rate or the Federal funds effective rate plus 2.00% or 2.25%, depending upon the Company’s consolidated senior secured leverage ratio (as defined therein) and interest for Eurodollar loans is calculated as LIBOR plus 3.00% to 3.25%, depending upon the Company’s consolidated senior secured leverage ratio (as defined therein). As of April 4, 2007, the Company’s amended term loan was Eurodollar loans with an interest rate of LIBOR plus 3.25%. Interest is payable quarterly on the last day of each March, June, September and December for base rate loans, and for Eurodollar loans having an interest period of three months or less, the last day of such interest period or for Eurodollar loans having an interest period of longer than three months, each day that is three months after the first day of such interest period.
     In accordance with the Amended Term Loan Agreement, the Company is required to repay $562.5 on a quarterly basis from June 30, 2007 through December 31, 2013, with the remaining balance due upon maturity of the loan on April 1, 2014. The Amended Term Loan Agreement is secured by a first lien on certain real estate assets and trademarks and by a second lien on substantially all of the other assets of the Company, Eddie Bauer, Inc. and its subsidiaries. The Amended Term Loan Agreement includes mandatory prepayment provisions, including a requirement that 50% (reduced to 25% if the Company’s consolidated senior secured leverage ratio (as defined therein) on the last day of the relevant fiscal year is not greater than 2.00 to 1.00) of any excess cash flows, as defined in the Amended Term Loan Agreement and measured on an annual basis beginning December 31, 2007, be applied to repayment of the loan.
     The financial covenants under the Amended Term Loan Agreement include:
The Company’s consolidated senior secured leverage ratio calculated on a trailing basis must be equal to or less than:
•	5.75 to 1.00 for the fiscal quarters ending March 31, 2007 through December 31, 2007;

•	5.50 to 1.00 for the fiscal quarters ending March 31, 2008 and June 30, 2008;

•	5.25 to 1.00 for the fiscal quarter ending September 30, 2008;

•	5.00 to 1.00 for the fiscal quarter ending December 31, 2008;

•	4.00 to 1.00 for the fiscal quarters ending March 31, 2009 and June 30, 2009;

•	3.75 to 1.00 for the fiscal quarter ending September 30, 2009;

•	3.50 to 1.00 for the fiscal quarter ending December 31, 2009; and

•	thereafter being reduced on a graduated basis to 2.50 at March 31, 2012 and beyond.
     In addition, the Company’s consolidated fixed charge coverage ratio (as defined therein) calculated on a trailing four fiscal quarter basis must be equal to or greater than:
•	0.75 to 1.00 for the fiscal quarters ending March 31, 2007 through December 31, 2007;

•	0.80 to 1.00 for the fiscal quarter ending March 31, 2008;

•	0.90 to 1.00 for the fiscal quarters ending June 30, 2008 through December 31, 2008; and

•	thereafter increasing on a graduated basis to 1.10 to 1.00 at March 31, 2012 and beyond.
     The financial covenants under the Amended Term Loan Agreement are less restrictive than the financial covenants contained within the Prior Term Loan Agreement. In addition to the financial covenants, the Amended Term Loan Agreement limits the capital expenditures of the Company and its subsidiaries (net of landlord contributions) to $45 million in 2007, $50 million in 2008, $60 million in 2009, and $70 million in 2010 through 2014. Finally, there are additional covenants that restrict the Company and its subsidiaries from entering into certain merger, consolidation and sale transactions outside the normal course of business, making certain distributions or changes in its capital stock, entering into certain guarantees, incurring debt and liens subject to limits specified within the agreement, and other customary covenants.
     Convertible Notes
     On April 4, 2007, the Company closed its offering of $75 million aggregate principal amount of convertible senior notes. The convertible notes have a maturity date of April 1, 2014 unless earlier redeemed, repurchased or converted and pay interest at an annual rate of 5.25% semiannually in arrears on April 1 and October 1 of each year, beginning October 1, 2007.
     The convertible notes are fully and unconditionally guaranteed by all of the Company’s existing and future subsidiaries that are parties to any domestic credit facilities, whether as a borrower, co-borrower or guarantor, including Eddie Bauer, Inc. The convertible notes are unsecured and senior obligations of the Company and rank equally in right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to any subordinated indebtedness.
     The convertible notes are not convertible prior to the termination of the Company’s ownership limitations contained in its certificate of incorporation, which will occur not later than January 4, 2009 except upon the occurrence of certain specified corporate transactions. Following the termination of the ownership limitations and prior to April 1, 2013, holders may convert all or a portion of their notes under the following circumstances: (i) during any calendar quarter commencing after June 30, 2007 if the last reported sale price of the Company’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (ii) during the five business day period after any 10 consecutive trading-day period (“measurement period”) in which the trading price per $1,000 principal amount of notes for each day in the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (iii) upon the occurrence of specified corporate transactions. On or after April 1, 2013, holders may convert their notes at any time prior to 5:00 pm, New York City time, on the business day immediately preceding the maturity date. The initial conversion rate for the notes was 73.8007 shares per $1,000 principal amount of notes. Upon conversion, the Company has the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of its common stock, provided that if the notes are converted prior to termination of the ownership limitations, the Company must pay cash in settlement of the converted notes.
     Upon the occurrence of certain fundamental changes, including certain change of control transactions, the Company will be required to offer to repurchase the convertible notes for cash at 100% of the principal amount thereof plus accrued and unpaid interest and additional interest, if any, to but not including the date of repurchase. In the event of certain events of default under the indenture either the trustee thereunder or the holders of at least 25% in principal amount of the then-outstanding convertible notes may declare 100% of the principal of the convertible notes and accrued and unpaid interest, including additional interest, to be due and payable.
(10) Derivatives
     The Company uses derivative instruments primarily to manage exposure to fluctuations in interest rates, to lower its overall costs of financing and to manage the mix of floating- and fixed-rate debt in its portfolio. The Company’s derivative instruments as of March 31, 2007 and December 30, 2006 included an interest rate swap agreement that the Company entered into in October 2005 in accordance with the requirements under the term loan agreement the Company executed in June 2005. As discussed in Note 9, the Company amended and refinanced its term loan during April 2007. The notional amount of the interest rate swap totaled $147,375 and $147,750 as of March 31, 2007 and December 30, 2006, respectively. The interest rate swap agreement effectively converted 50% of the outstanding amount under the term loan, which had floating-rate debt, to a fixed-rate by having the Company pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement was made for the difference between the fixed rate of 4.665% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The interest rate swap agreement was scheduled to terminate in conjunction with the termination of the Prior Term Loan Agreement in June 2011.
     The interest rate swap was designated as a cash flow hedge of 50% of the Company’s outstanding senior secured term loan effective January 1, 2006. No portion of the interest rate swap was excluded from the assessment of the hedge’s effectiveness. Because all critical terms of the derivative hedging instrument and the hedged forecasted transaction were not identical, the interest rate swap did not qualify for the “shortcut method” as defined in SFAS 133. On a quarterly basis, the Company assessed and measured the effectiveness of the cash flow hedge using the hypothetical derivative method. In performing its assessment as of March 31, 2007, the fair value of the interest rate swap was determined to be $952 and the changes in cash flows of the actual derivative hedging instrument were not within 80 to 125 percent of the opposite change in the cash flows of the hypothetical derivative instrument. Accordingly, the Company concluded that the hedge was no longer a highly effective hedge. As a result, the Company reclassified the amount previously reflected within other comprehensive income (loss) on the Company’s balance sheet to other income. The ineffective cash flow hedge resulted in the Company recording other income of $165 for the three months ended March 31, 2007.
     On April 4, 2007, the Company terminated its interest rate swap agreement that had been designated as a cash flow hedge of the Prior Term Loan Agreement. The Company terminated the interest rate swap agreement as a result of its entering into the Amended Term Loan Agreement on April 4, 2007. Upon termination, the Company received $1,015 in settlement of the interest rate swap and recognized a gain of $63 within other income on the Company’s statement of operations. Additionally, on April 5, 2007, the Company entered into a new interest rate swap agreement and designated the new interest rate swap agreement as a cash flow hedge of the Amended Term Loan Agreement which it executed on April 4, 2007. The new interest rate swap agreement has a notional amount of $100 million and effectively converts 44% of the outstanding amount under the Amended Term Loan Agreement, which has a floating-rate of interest to a fixed-rate by having the Company pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The new interest rate swap agreement is scheduled to terminate in April 2012.
(11) Income Taxes
     The Company’s income tax benefits for the first quarters of 2007 and 2006 were $1,115 and $3,921, respectively, representing effective tax rates for the first quarters of 2007 and 2006 of 2.4% and 10.1%, respectively. The Company’s U.S. Federal tax rate, net of state tax benefits, for fiscal 2007 is projected to be approximately 4%, while its Canadian tax rate for fiscal 2007 is projected to be approximately 35%, for a combined effective tax rate of 2.4%. The Company’s income tax benefit for both periods was lower than its benefit at the U.S. Federal statutory tax rate of 35% primarily due to non-deductible interest accretion expense on its securitization interest liability and a higher effective tax rate related to the Company’s taxable income from its Canadian operations. The Company made no changes to its tax valuation allowance during the first quarter of 2007.
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $467 in its liabilities for unrecognized tax benefits which was accounted for as an increase to its January 1, 2007 balance of accumulated deficit of $329 and an increase in the balance of non-current deferred tax assets of $138.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and state and local examinations by tax authorities for years prior to 2003, subject to certain exceptions. The Canadian Revenue Authority (“CRA”) commenced an examination of the Company’s subsidiaries’ Canadian federal income tax returns for 2002-2003 (Eddie Bauer Canada Services, Inc.) and 2003-2004 (Eddie Bauer Canada, Inc.). As of March 31, 2007 the CRA has not proposed significant adjustments to the tax returns as filed. The Company is not currently able to anticipate whether or not adjustments would result in a material change to its financial position.
     Included in the balance at March 31, 2007 is $329 of tax positions which, if recognized, would affect the Company’s effective tax rate in a future period. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on its results of operations or financial position. The Company recognizes interest accrued related to unrecognized tax benefits and penalties within income tax expense. The Company has accrued interest and penalties of $37 and $42, respectively, as of March 31, 2007.
(12) Employee Benefit Plans
          Historically, the Company participated in certain Spiegel employee benefit plans. Upon the Company’s emergence from bankruptcy, the Spiegel post-retirement healthcare and life insurance plans and pension plan were transferred to and assumed in total by Eddie Bauer Holdings. Accordingly, on such date, the liabilities associated with these plans, in addition to those liabilities related to the Company’s employees already reflected on the Company’s combined balance sheet, were reflected in the consolidated balance sheet of the Company as of July 2, 2005. In accordance with the terms of the Spiegel pension plan, no new participants will be added to the pension plan subsequent to the effective date of the plan of reorganization.
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
          The components of the Company’s net periodic benefit cost related to its post-retirement healthcare and life insurance plans were as follows:

	Three Months	Three Months
	ended	ended
	March 31,	April 1,
	2007	2006
Net benefit cost:
Service cost	$62	$79
Interest cost	121	136
Amortization of prior service credit	(18)	—
Recognized net actuarial gain	(20)	—

Total expense	$145	$215

          Contributions to the post-retirement benefit plans totaled $39 and $132 for the three ended March 31, 2007 and April 1, 2006, respectively. In fiscal 2006, total contributions to the post-retirement benefit plans are expected to be $654.
      Pension Plan
          As discussed above, the Company assumed the costs and obligations associated with the former Spiegel pension plan upon the Company’s emergence from bankruptcy.
          The components of the Company’s net periodic benefit cost related to the former Spiegel pension plan were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2007	April 1, 2006

Net benefit cost:
Service cost	$—	$—
Interest cost	712	731
Expected return on assets	(902)	(922)

Total benefit	$(190)	$(191)

          The Company made no contributions to the pension plan during the three months ended March 31, 2007. In fiscal 2007, total contributions to the pension plan are expected to be $2,257.
(13) Stock Based Compensation
     The impact of stock options and restricted stock units (RSUs) on net income (loss) was as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	April 1, 2006
Stock option compensation expense	$891	$452
RSU compensation expense	3,768	2,829

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	April 1, 2006
Total equity based compensation expense	4,659	3,281
Tax impact	(1,817)	(1,280)

Reduction in net income (loss), net of tax	$2,842	$2,001
          Stock option compensation expense and RSU compensation expense recorded during the three months ended March 31, 2007 included $594 and $2,624, respectively, for accelerated vesting of stock options and RSUs related to the resignation of the Company’s CEO as discussed further in Note 2. Unrecognized compensation costs related to stock options and RSUs totaled approximately $2,297 and $6,559 as of March 31, 2007, which are expected to be recognized over weighted average periods of 1.5 and 1.4 years, respectively. No cash was received from stock option exercises during the three months ended March 31, 2007. During the three months ended March 31, 2007, the Company issued 138,589 shares related to vested RSUs, including 133,334 related to the accelerated vesting of RSUs of the Company’s former CEO.
(14) Commitments, Guarantees and Contingencies
     Litigation
     On or about June 15, 2006, a class action was filed against Eddie Bauer, Inc. in Los Angeles Superior Court in the State of California in an action entitled Tara Hill v. Eddie Bauer, Inc., alleging, among other things, that Eddie Bauer, Inc.: (1) did not provide plaintiffs with adequate wage statements; (2) did not reimburse plaintiffs for business-related expenses; (3) forced plaintiffs to buy Eddie Bauer clothing; (4) did not timely pay plaintiffs at the cessation of employment; and (5) improperly required the plaintiffs to work during rest and meal periods without compensation. Based on these allegations, plaintiffs asserted various causes of action, including those under the California Labor Code and California Business and Professions Code. On April 23, 2007, the Company reached a settlement related to the class action suit, which has not yet received court approval. The Company recorded $1.6 million related to the settlement which is reflected within selling, general and administrative expenses for the three months ended March 31, 2007.
     Between November 17, 2006 and November 22, 2006, three purported class action complaints were filed by putative stockholders of Eddie Bauer in the Superior Court of the State of Washington in and for King County against Eddie Bauer and its Board of Directors. The complaints allege, among other things, that the Board of Directors breached its fiduciary duties in connection with the proposed merger with an affiliate of Sun Capital Partners, Inc. and Golden Gate Capital and that the consideration to have been paid to holders of Eddie Bauer’s common stock was inadequate. The complaints sought, among other things, to enjoin the consummation of the merger, that certain sections of the merger agreement should have been enjoined and rescinded and attorneys’ fees. An order of dismissal without prejudice with respect to one of the complaints was entered on December 7, 2006. Eddie Bauer and the Board of Directors believe that the complaints are without merit and intend to defend the lawsuits vigorously. As the adoption of the merger agreement was not approved by the Company’s stockholders and the merger agreement was terminated, although the Company cannot predict with assurance, it does not believe that this litigation will have a material impact on the Company’s financial condition or results of operations.
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
(15) Subsequent Events
     See Note 9 for discussion of the Company’s refinancing transaction related to its senior term loan during April 2007.
     See Note 10 for discussion of transactions related to the Company’s interest rate swap agreements which occurred during April 2007.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto in this quarterly report on Form 10-Q and the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our Annual Report on Form 10-K filed with the SEC on March 29, 2007, as amended.
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
     As of March 31, 2007, we operated 367 stores, consisting of 251 retail stores and 116 outlet stores in the U.S. and Canada. During the first quarter of 2007, we had 8.6 million visits to our two websites and circulation of approximately 15.2 million catalogs.
     In addition, we are minority participants in joint venture operations in Japan and Germany. As of March 31, 2007, Eddie Bauer Japan operated 44 retail stores and nine outlet stores, distributed 11 major catalogs annually and operated a website located at www.eddiebauer.co.jp and Eddie Bauer Germany operated six retail stores and two outlet stores, distributed six major catalogs annually and operated a website located at www.eddiebauer.de. As a result of weak retail sales due partially to a continued poor apparel retail market in Germany, in January 2007 Eddie Bauer Germany made the decision to close all of its retail stores. We anticipate that all Eddie Bauer Germany retail stores will be closed by August 2007. Eddie Bauer Germany will continue to sell its products through its catalogs, website and outlet stores. We also license the Eddie Bauer name to various consumer product manufacturers and other retailers whose products complement our modern outdoor lifestyle brand image.

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
     Recent Developments
     Merger Agreement
     On November 13, 2006, we announced that we had entered into a merger agreement with Eddie B Holding Corp., a company owned by affiliates of Sun Capital Partners, Inc. and Golden Gate Capital. Under the terms of the merger agreement, all of the Company’s outstanding shares of common stock were to be converted into the right to receive $9.25 per share in cash upon closing of the transaction. On February 8, 2007, at a special meeting of our stockholders to vote on the transaction, an insufficient number of shares were voted in favor of approving the proposed sale. Following this stockholder vote, on February 8, 2007 we terminated the merger agreement. Our results of operations for the first quarter were negatively impacted by a $5 million termination fee we were required to pay in accordance with the merger agreement. As a result of the terminated merger agreement, Eddie Bauer will continue to operate as a stand-alone publicly traded company. We intend to continue to operate the business and implement initiatives in substantial conformance with our previously announced plans.
     CEO Resignation
     On February 9, 2007, we announced that Fabian Månsson resigned from his position as Chief Executive Officer and President of the Company and as a member of the Board of Directors of the Company effective February 9, 2007. We also announced that Howard Gross, a director, is serving as Interim Chief Executive Officer of the Company commencing February 9, 2007. We have retained Spencer Stuart, one of the world’s leading executive search firms, to lead the search for a new chief executive officer. In conjunction with Mr. Månsson’s resignation, we recorded $8.4 million of expense, including $3.2 million of accelerated stock based compensation expense, during the first quarter which Mr. Månsson is entitled to receive pursuant to the terms of his pre-existing employment agreement.
     Term Loan Refinancing
     On April 4, 2007, we entered into an amended and restated term loan agreement with various lenders, which amended the term loan agreement we entered into on June 21, 2005 upon our emergence from bankruptcy. In connection with the amendment, we prepaid $48.8 million of the loans, which reduced the principal balance from $273.8 million to $225 million. The amended term loan agreement extended the maturity date to April 1, 2014, and amends certain covenants of the prior term loan agreement. Additionally, on April 4, 2007, we closed our offering of $75 million aggregate principal amount of convertible senior notes. The convertible notes have a maturity date of April 1, 2014 unless earlier redeemed, repurchased or converted and pay interest at an annual rate of 5.25%. See further discussion below of both the amended term loan agreement and convertible notes offering within “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
     Initiatives
     We are committed to turning our business around and revitalizing Eddie Bauer by continuing to implement previously announced initiatives and by actively changing initiatives that are not performing up to our expectations. Although we believe our strategies will help stabilize our business in the long term, this process comes with significant risks and challenges and will take time. Despite seeing positive results from these initiatives during the fourth quarter of 2006 and first quarter of 2007, we must continue to focus on implementing these initiatives and making improvements in our merchandise collection in order to develop a sustainable trend of improving results.

     Merchandise Strategy
     Our primary focus with the 2006 Fall/Holiday line and continuing forward into 2007 has been to re-align the product offering with the needs and preferences of our 30-54 year-old core customers. This repositioning included:
•	Fine tuning the fits, styling and construction of our core products, primarily in our pant categories, while leveraging Eddie Bauer’s unique outdoor heritage as a point of differentiation;

•	Offering a color palette and range that emphasizes Eddie Bauer’s tradition of rich, textured and natural colors inspired by the outdoors, that we feel is more appropriate to our core customer’s preferences;

•	Continuing to leverage our down outerwear authority by increasing our offerings in down and performance outerwear as we seek to capitalize on our past success in these classifications as well as our reputation as one of the world’s most recognized outerwear brands; and

•	Re-aligning our accessory, gift and gear assortment to differentiate the Eddie Bauer brand and leverage our outdoor heritage.
     In 2006, we made significant changes in the fabric, materials and fit in our pant business in both Men’s and Women’s categories aimed at improving the appeal and functionality of our line. Customer reactions to these changes and promotional efforts were favorable with sales in these categories tracking above the previous year’s disappointing results. Product with similarly revised construction and fit will be introduced in our Eddie Bauer Outlet stores over the course of 2007.
     We believe that the reduced emphasis on wardrobing (i.e., presentation of products as unified outfits) in the 2006 Fall/Holiday sales materials and displays has contributed to improved customer response, particularly in the Men’s categories where this approach was previously emphasized. In addition, our recent catalogs have featured a model group that is more age appropriate for our target demographics and a greater emphasis on individual product images to enhance the ability of customers to evaluate fit and finish. We also capitalized on seasonality in early first quarter of 2007 by offering wear now, priced right key items in categories such as outerwear, sweaters, cold weather knits and accessories. Customer response to the 2006 Fall/Holiday line and 2007 Spring collection has been encouraging, as evidenced by increases in comparable store sales of 4.6% and 9.5% in the fourth quarter of 2006 and the first quarter of 2007, respectively, and an increase in sales in our direct channel in the first quarter of 2007 of 16.3%, when compared to the same period in 2006. Preliminary results of our Spring collection, with sales primarily occurring in the latter part of the first quarter, have shown positive increases versus last year’s results. These results reinforce our belief that we are on the correct path.
     Loyalty Program
     On September 6, 2006, we launched our first full-scale customer loyalty program, Eddie Bauer Friends, for Eddie Bauer customers based on the results of a limited pilot program that we had tested since mid-2004. The loyalty program allows customers in the United States to accrue points that may be redeemed for Eddie Bauer rewards certificates or used toward acquiring special Eddie Bauer merchandise. The full terms and conditions of the loyalty program are available at www.eddiebauerfriends.com. As of March 31, 2007, approximately 1,175,000 customers have enrolled in our loyalty program.
     We continue to evaluate the performance of our loyalty program on an on-going basis. We believe that the program will be a valuable tool in driving customer purchases and fostering customer loyalty while facilitating our ability to track and market to our customers.

     Real Estate
     During the first quarter, we opened one new retail store and two new outlet stores. In fiscal 2007, we intend to open approximately 21 new retail stores and 8 new outlet stores (including those opened during the first quarter) and expect to close approximately 29 retail stores and one outlet store, which were all closed during the first quarter of 2007. We financed the opening of the new stores and intend to finance additional store openings through cash provided by operations and our revolving credit facility. We estimate that capital expenditures to open a store will approximate $0.9 million and $0.5 million per store for retail and outlet stores, respectively. In substantially all instances, this capital investment is funded partially by the landlords of the leased sites. The portion funded by landlords typically ranges from 25% to 50%. Additionally, we expect initial inventory purchases for the new retail and outlet stores to average approximately $0.3 million and $0.5 million, respectively. The number of stores we ultimately open during any given year will depend on our ability to obtain suitable locations on favorable terms, our working capital, general economic conditions, and the terms of our debt agreements. In addition to closing under-performing stores and opening new stores, our strategy includes right-sizing our existing stores, mainly through down-sizing. During the first half of 2007, we also expect to complete the build-out of our office space at our new leased headquarters currently under construction in Bellevue, Washington, in anticipation of our relocation planned for summer of 2007.
     Outlook
     To increase our profitability and generate cash for future growth, we will need to increase net sales in our stores and through our direct channel. Comparable store sales for the first quarter increased 9.5% and sales in our direct channel increased 16.3%. The sales improvements seen during the first quarter of 2007, however, may not be indicative of future sales increases. Improvement in our gross margins and profitability also depends upon our ability to source our products at cost effective prices, control our transportation and energy costs and reduce our need for inventory mark-downs. Additionally, our ability to control store occupancy and buying costs and efficiently manage our back-end operations and fixed costs will also impact our future gross margins and profitability. Despite our strategy to design products that appeal to our target customers, changes in customer preferences or demand or lack of customer response to these designs could result in increased costs and lower margins if we are again required to increase our inventory markdowns or redesign our product offerings. We anticipate continuing our loyalty program during 2007, which will result in higher cost of sales and put pressure on our gross margin during fiscal 2007. We must continue to make improvements in the merchandise collection and improve our net merchandise sales in order to develop a sustainable trend of improving results.
     First Quarter 2007 Overview
     Compared to the prior year quarter, net merchandise sales for the first quarter of 2007 were up $19.4 million, or 10.8%, and comparable store sales increased by 9.5%. Our comparable store sales improvement during the first quarter of 2007 was positively impacted by customers shopping during the pre-Easter weeks, the timing of which shifted from April in 2006 to March in 2007 and a strategy of purchasing additional inventory to support the January post-holiday clearance period. Our gross margin and gross margin percentage for the first quarter of 2007 were $58.6 million and 29.3%, up from $48.6 million and 26.9% in the prior year quarter. Our operating loss of $39.2 million for the first quarter of 2007 increased $5.5 million from the prior year quarter primarily as a result of significant non-recurring expenses we incurred during the first quarter of 2007, which included the $5 million merger termination fee we were required to pay; $8.4 million of expenses, including $3.2 million of accelerated stock based compensation expense, related to the resignation of our CEO; $1.4 million of legal and other costs related to our terminated merger agreement; and a $1.6 million charge related to a litigation settlement.
     The increase in our net merchandise sales and comparable store sales during the first quarter reflected the continued positive impact of our 2006 Fall/Holiday collection that we experienced during the fourth quarter of 2006. We introduced our new 2006 Fall/Holiday collection which began arriving in our stores in the third quarter of 2006. Our fourth fiscal quarter was the first full quarter to reflect the results of our 2006 Fall/Holiday collection. After experiencing negative comparable sales for the five consecutive quarters beginning with the third quarter of 2005, comparable stores sales increased 4.6% during the fourth quarter and increased 9.5% during the first quarter of 2007. Additionally, preliminary results of our Spring collection, with sales primarily occurring in the latter part of the first quarter, have shown positive increases versus last year’s results.
Results of Operations
     The following is a discussion of our results of operations for the three months ended March 31, 2007 and April 1, 2006.
Three Months Ended March 31, 2007 compared to Three Months Ended April 1, 2006
Revenues

	Three Months	Three Months
	Ended,	Ended,
	March 31, 2007	April 1, 2006	$ Change	% Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Retail & outlet store sales:
Comparable store sales	$107,041	$97,711	$9,330	9.5%
Non-comparable store sales	29,381	28,199	1,182	4.2%

Total retail & outlet store sales	136,422	125,910	10,512	8.4%
Direct sales	63,559	54,632	8,927	16.3%
Other merchandise sales	33	28	5	17.9%

Net Merchandise Sales	200,014	180,570	19,444	10.8%
Shipping revenues	8,699	8,163	536	6.6%
Licensing revenues	3,486	3,934	(448)	(11.4%)
Foreign royalty revenues	1,542	1,646	(104)	(6.3%)
Other revenues	244	188	56	29.8%

Net sales and other revenues	$213,985	$194,501	$19,484	10.0%

Percentage increase (decrease) in comparable store sales	9.5%	(10.0)%	n/a
Number of retail stores:
Open at beginning of period	279	292	n/a
Opened during the period	1	—	n/a
Closed during the period	29	27	n/a
Open at the end of the period	251	265	n/a
Number of outlet stores:
Open at beginning of period	115	108	n/a
Opened during the period	2	—	n/a
Closed during the period	1	—	n/a
Open at the end of the period	116	108	n/a
     Net merchandise sales increased $19.4 million, or 10.8%, in the first quarter of 2007 versus the prior year quarter, which included an increase of $10.5 million, or 8.4%, in our retail and outlet store sales and an increase of $8.9 million, or 16.3%, in our catalog and internet sales. Comparable store sales, which includes sales from both our retail and outlet stores, during the first quarter of 2007 increased 9.5%, or $9.3 million. Our comparable store sales improvement during the first quarter of 2007 was positively impacted by customers shopping during the pre-Easter weeks, the timing of which shifted from April in 2006 to March in 2007 and a strategy of purchasing additional inventory to support the January post-holiday clearance period. Non-comparable store sales, which includes sales associated with new, closed and non-comparable remodeled stores, increased $1.2 million, or 4.2%. The increase in net merchandise sales during the first quarter of 2007 reflects a continuation of the improved customer response we experienced during the fourth quarter of 2006, which resulted from the introduction of our 2006 Fall/Holiday products. Additionally, preliminary results of our Spring collection, with sales primarily occurring in the latter part of the first quarter, have shown positive increases versus last year’s results.
     Cost of Goods Sold, Including Buying and Occupancy and Gross margin and gross margin %

	Three Months
	Ended	Three Months Ended
	March 31, 2007	April 1, 2006	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Net Merchandise Sales	$200,014	$180,570	$19,444
Cost of sales, including buying and occupancy	$141,425	$131,960	$9,465
Gross margin	$58,589	$48,610	$9,979
Gross margin as a % of net merchandise sales	29.3%	26.9%	2.4%
     Our gross margin for the first quarter of 2007 was $58.6 million, an increase of $10.0 million, or 20.5%, from our first quarter of 2006 gross margin of $48.6 million. Our warehousing and distribution expenses (excluding occupancy costs related to our warehouses) and shipping costs are included in selling, general and administrative expenses. As a result, our gross margin and gross margin percentages may not be comparable to those of other retailers. Our warehousing and distribution expenses reflected in selling, general and administrative expenses for the first quarters of 2007 and 2006 were $8.0 million and $8.7 million, respectively. Our shipping costs reflected in selling, general and administrative expenses for the first quarters of 2007 and 2006 were $5.9 million and $5.2 million, respectively.
     The $9.5 million increase in our costs of sales during the first quarter of 2007 versus the prior year quarter reflected an increase of $8.6 million in our merchandise costs driven by the increase in merchandise sales and $0.9 million in costs associated with our customer loyalty program that we introduced in mid-2006.
     Our gross margin percentage increased to 29.3% in the first quarter of 2007, up from 26.9% in the first quarter of 2006. The 2.4 percentage point increase in our gross margin percentage was due primarily to a 2.2 percentage point decrease in our occupancy costs as a percentage of our net merchandise sales. Our occupancy costs were $38.3 million in the first quarter or 2007, down slightly from the $38.6 million in occupancy costs during the first quarter of 2006. The higher net merchandise sales during the current year’s first quarter resulted in a higher base in which to spread our fixed occupancy related costs, which resulted in the improvement in our gross margin. Additionally, our intangibles amortization, which totaled $2.0 million during the first quarter of 2007 versus $2.3 million during the first quarter of 2006, resulted in an additional 0.3 percentage point improvement in our gross margin and our merchandise margins improved by 0.3 percentage points during the first quarter of 2007 versus the prior year quarter. These gross margin improvements were offset by the increased expenses associated with our customer loyalty program, which negatively impacted our gross margin during the first quarter of 2007 by 0.5 percentage points.
     Selling, general and administrative expenses

	Three Months Ended	Three Months Ended
	March 31, 2007	April 1, 2006	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Selling, general and administrative expenses (SG&A)	$111,797	$96,321	$15,476
SG&A as a % of net merchandise sales	55.9%	53.3%	2.6%
     SG&A expenses for the first quarter of 2007 were $111.8 million, representing an increase of $15.5 million, or 16.1% from the prior year quarter. SG&A expenses as a percentage of net merchandise sales for the first quarter of 2007 were 55.9%, up from 53.3% in the prior year quarter, which primarily reflected the impact of the non-recurring expenses we incurred during the first quarter of 2007. SG&A expenses for the first quarter of 2007 included non-recurring expenses of the $5 million termination fee we were required to pay as a result of our stockholders not approving the merger agreement; $8.4 million of expense, including $3.2 million of accelerated stock based compensation expense, related to the resignation of our CEO; $1.4 million of legal and other costs related to our terminated merger agreement; and a $1.6 million charge related to a litigation settlement. SG&A expenses as a percentage of net merchandise sales excluding these non-recurring expenses was 47.7%. The $8.4 million of severance expense represented amounts which our former CEO was entitled to receive pursuant to the terms of his pre-existing employment agreement. SG&A expense during the first quarter of 2007 also increased versus the prior year quarter as a result of a $2.5 million increase in incentive plan expenses and $1.0 million of program costs related to our customer loyalty program. These increases were partially offset by a $1.5 million decrease in payroll and benefits expenses and a $1.8 million reduction in stock compensation expenses, excluding the impact of the accelerated expense related to our CEO’s resignation.
     Equity in losses of foreign joint ventures

	Three Months Ended	Three Months Ended
	March 31, 2007	April 1, 2006	Change
	(Unaudited)	(Unaudited)
($ in thousands)

Equity in losses of foreign joint ventures	$(1,424)	$(396)	$(1,028)
     Losses of foreign joint ventures for the first quarter of 2007 of $1.4 million included losses related to Eddie Bauer Germany of $1.4 million and income from Eddie Bauer Japan of $25,000. As a result of weak retail sales due partially to a continued poor apparel retail market in Germany, in January 2007 Eddie Bauer Germany made the decision to close all of its retail stores. We anticipate that all Eddie Bauer Germany retail stores will be closed by August 2007. Eddie Bauer Germany will continue to sell its products through its catalogs, website and outlet stores. Equity losses for Eddie Bauer Germany for the first quarter of 2007 included $2.0 million of losses related to our proportionate share of losses related to the store closing. We recognized $0.7 million of the impairment charges in December 2006, therefore $1.3 million of additional store closing cost related charges were reflected in our equity losses during the first quarter of 2007. We may incur additional equity losses during 2007 related to Eddie Bauer Germany’s decision to close its retail stores as further restructuring plans are finalized. Losses of foreign joint ventures for the first quarter of 2006 included losses related to Eddie Bauer Germany of $0.6 million and income from Eddie Bauer Japan of $0.2 million.
     Interest expense

	Three Months Ended	Three Months Ended
	March 31, 2007	April 1, 2006	Change
	(Unaudited)	(Unaudited)
($ in thousands)

Interest expense	$6,806	$5,748	$1,058

     Interest expense during the first quarter of 2007 increased as compared to the prior year quarter primarily as a result of higher interest expense related to our Prior Term Loan Agreement. Despite having a lower outstanding balance, variable interest rates on the unhedged portion of our term loan were higher during the first quarter of 2007 versus the prior year quarter primarily as a result of the term loan amendment we executed in April 2006, which increased our interest rates. See further description of the interest requirements on the term loan and the interest rate swap we entered into in October 2005 within “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below. Interest expense for both the first quarter of 2007 and 2006 included $0.1 million of interest expense related to our revolving credit facility. During the first quarters of 2007 and 2006, we capitalized interest of $0.4 million and $0.1 million, respectively. Our future interest requirements will be impacted by our term loan refinancing and the convertible notes we issued in April 2007, as discussed further below.
     Other income

	Three Months Ended	Three Months Ended
	March 31, 2007	April 1, 2006	Change
	(Unaudited)	(Unaudited)
($ in thousands)

Other income	$1,571	$966	$605
     Other income for the first quarter of 2007 included $1.1 million of net accretion income associated with the receivables and liabilities associated with our securitization interests, $0.2 million of income associated with our interest rate swap which we determined was no longer an effective hedge as of March 31, 2007 and $0.3 million of interest income. See further discussion below related to our assessment of the effectiveness of our interest rate swap as of March 31, 2007. Other income for the first quarter of 2006 included $0.5 million of income associated with the net accretion on the receivables and liabilities associated with our securitization interests, $0.1 million of income associated with derivative income related to our interest rate swap, and $0.4 million of interest income.
     Income tax benefit

	Three Months Ended	Three Months Ended
	March 31, 2007	April 1, 2006	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Income tax benefit	$(1,115)	$(3,921)	$2,806
Effective tax rate	2.4%	10.1%	n/a
     Our income tax benefits for the first quarter of 2007 and 2006 were $1.0 million and $3.9 million, respectively, representing effective tax rates for the first quarters of 2007 and 2006 of 2.4% and 10.1%, respectively. Our U.S. Federal tax rate, net of state tax benefits, for fiscal 2007 is projected to be approximately 4%, while our Canadian tax rate for fiscal 2007 is projected to be approximately 35%, for a combined effective rate of 2.4%. Our income tax benefit for both periods was lower than our benefit at the U.S. Federal statutory tax rate of 35% primarily due to non-deductible interest accretion expense on our securitization interest liability and a higher effective tax rate related to our taxable income from our Canadian operations. There were no changes in our tax valuation allowance during the first quarter of 2007.

Liquidity and Capital Resources
     Cash Flow Analysis
     Three Months ended March 31, 2007 Compared to Three Months ended April 1, 2006

	Three Months	Three Months
	Ended	Ended
	March 31,	April 1,
	2007	2006
	($ in thousands)
	(Unaudited)
Cash flow data:
Net cash used in operating activities	$(32,101)	$(32,326)
Net cash used in investing activities	$(13,135)	$(6,948)
Net cash used in financing activities	$(4,786)	$(7,026)
Net cash used in operating activities
     Net cash used in operating activities for the three months ended March 31, 2007 totaled $32.1 million, compared to $32.3 million for the three months ended April 1, 2006.
     Cash generated from our operations when excluding non-cash expenses (i.e., depreciation and amortization, losses and impairments of property and equipment, equity in earnings (losses) of joint ventures, stock-based compensation expenses and deferred income taxes) totaled a negative $28.1 million for the three months ended March 31, 2007 compared to negative cash of $23.2 million in the prior year quarter. Changes in our working capital for the three months ended March 31, 2007 resulted in a $4.0 million use of cash versus a $9.6 million use of cash during the three months ended April 1, 2006. The $4.0 million use of cash during the first quarter of 2007 primarily resulted from a $15.0 million decrease in our accrued expenses, which included an $8.0 million decrease in our sales returns and allowances and a $5.7 million decrease in our sales and payroll tax accruals. Partially offsetting the decrease in our accrued expenses was an $8.2 million decrease in our accounts receivable balances and a $4.6 million increase in our deferred rent obligations primarily resulting from cash received related to construction allowances. The seasonality of our merchandise sales typically results in the net reduction in our accounts receivables during the first quarters of each year. The $9.6 million use of cash during the first quarter of 2006 primarily resulted from a $13.3 million reduction in our accrued expenses, which was primarily driven by decreases in our net merchandise sales and use taxes payable, deferred revenues and allowances for sales returns of $4.9 million, $4.7 million and $5.5 million, respectively. These decreases reflect the seasonality of our merchandise sales as the sales during the first quarter of each year are typically less than the fourth quarter of the prior year, which are driven by holiday-related sales. Partially offsetting the decrease in our accrued expenses during the first quarter of 2006 was an increase in operating cash of $7.9 million related to a decline in our accounts receivable, primarily related to our credit card receivables from World Financial Network National Bank.
     Net cash used in investing activities
     Net cash used in investing activities for the three months ended March 31, 2007 totaled $13.1 million, which included capital expenditures primarily related to our new corporate facilities and expenditures related to the three new stores we opened during the quarter. Net cash used in investing activities for the three months ended April 1, 2006 totaled $6.9 million and included capital expenditures primarily for store remodeling costs.
     Net cash used in financing activities
     Net cash used in financing activities for the three months ended March 31, 2007 totaled $4.8 million, which primarily included the $4.3 million decrease in our bank overdraft position and $0.8 million of repayments on our senior term loan. Net cash used in financing activities for the three months ended April 1, 2006 totaled $7.0 million and included the $6.3 million decrease in our bank overdraft position and $0.8 million of repayments on our senior term loan.
     Sources of Liquidity
     As of March 31, 2007, we had cash balances of $3.3 million. Our primary source of cash is the cash generated from our operations and borrowings under our revolving credit facility. However, our ability to fund our capital requirements will be greatly reduced if we violate any covenants within the Amended Term Loan Agreement as discussed further below. The refinancing transaction which we entered into during April 2007 provides us with greater financial flexibility as a result of the amended financial covenants within the restated term loan agreement and lower interest expense as we implement our turnaround strategy. If sales and operating cash flow do not continue to improve from the disappointing levels we experienced during the second half of 2005 and the first three quarters of 2006, we may not have sufficient capital resources to fund our operating plan. If we are unsuccessful in improving operating cash flow or if operating cash flow further deteriorates, we would need to seek additional sources of liquidity through the sale of assets, the assumption of additional debt or the issuance of equity. There can be no assurance that we would be successful in borrowing additional funds at reasonable rates of interest or issuing equity at a favorable valuation, or at all.
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
     Advances under the revolving credit facility may not exceed a borrowing base equal to various percentages of Eddie Bauer, Inc.’s eligible accounts receivable balances and eligible inventory, less specified reserves. The revolving credit facility is secured by a first lien on Eddie Bauer, Inc.’s inventory and certain accounts receivable balances and by a second lien on all of Eddie Bauer, Inc.’s other assets other than the Groveport, Ohio facility. The revolving credit facility is guaranteed by Eddie Bauer and certain of its subsidiaries. Our availability under the revolving credit facility was $94.4 million as of March 31, 2007. As of March 31, 2007, we had $12.2 million of letters of credit outstanding and $0.2 million had been drawn under the revolving credit facility.
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
     The agreement requires that at any time the availability under the agreement is less than 10% of the maximum revolver available, we are required to maintain a consolidated fixed charge coverage ratio (as defined therein) of at least 1.25:1.00. The agreement also limits our capital expenditures to $60 million in 2007 and 2008, and $70 million in 2009 and 2010. Finally, there are additional covenants that restrict us from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in our capital stock; from entering into certain guarantees; from incurring debt and liens subject to limits specified within the agreement; and other customary covenants. As of March 31, 2007, our most recent quarterly compliance reporting date, we were in compliance with the covenants under the facility.
     To facilitate the issuance of our convertible senior notes and the amendment and restatement of our senior secured term loan described below, Eddie Bauer, Inc. executed a First Amendment and Waiver to a loan and security agreement on April 4, 2007 with Bank of America, N.A., General Electric Capital Corporation and the CIT Group/Business Credit, Inc. (the “Amendment and Waiver Agreement”). The Amendment and Waiver Agreement specifically permitted our issuance of the convertible senior notes described below.
     Senior Secured Term Loan
On June 21, 2005, Eddie Bauer, Inc. entered into a $300 million senior secured term loan agreement with various lenders, with JPMorgan Chase Bank, N.A. as administrative agent. In accordance with the term loan agreement, we were required to repay $750,000 on a quarterly basis from September 30, 2005 through March 31, 2011, with the remaining balance due upon maturity of the loan on June 21, 2011. As of March 31, 2007, $273.8 million was outstanding under the term loan. The term loan was secured by a first lien on certain of our real estate assets and trademarks and by a second lien on all of our other assets.
     In accordance with the term loan agreement, interest on the loan was calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.50% to 3.25% in the case of base rate loans, or LIBOR plus 3.50% to 4.25% in the case of Eurodollar loans, based upon our corporate credit rating issued from time-to-time by Moody’s and Standard & Poor’s, provided that interest on the loan would be increased by 0.50% until the date that the aggregate principal amount of the loans outstanding was less than $225 million as a result of asset sales or voluntary prepayments from operating cash flow. On March 31, 2007, our interest rate under the term loan included a prime rate of 8.25% plus a margin of 3.25%, for a total interest rate of 11.50%. The agreement required us to enter into interest rate swap agreements such that at least 50% of the aggregate principal amount of the outstanding loan was subject to either a fixed interest rate or interest rate protection for a period of not less than three years.
     The financial covenants under the term loan included that our consolidated leverage ratio (as defined therein) calculated on a trailing 12-month basis must be less than 4.00 to 1.00 for the fiscal quarter ended March 31, 2007 and that our consolidated fixed charge coverage ratio (as defined therein) calculated on a trailing 12-month basis must be greater than 0.975 to 1.00 for the fiscal quarter ended March 31, 2007. In addition to the financial covenants, the agreement limited our capital expenditures (net of landlord contributions) to $45 million in 2007, $60 million in 2008, and $70 million in each of 2009, 2010 and 2011. Finally, there were additional covenants that restricted us from entering into certain merger, consolidation and sale transactions outside the normal course of business; making certain distributions or changes in its capital stock; entering into certain guarantees; incurring debt and liens subject to limits specified within the agreement; and other customary covenants. As of March 31, 2007, our most recent quarterly compliance reporting date, we were in compliance with the covenants under the term loan agreement. The covenant relief that we obtained as a result of the April 2006 amendment to the term loan would have expired after the first quarter of 2007 resulting in the reestablishment of the original terms related to the financial covenants. As a result of our expectation that we would not meet certain of the financial covenants during 2007, we entered into the refinancing transaction discussed below.
     Refinancing Transaction
     On April 4, 2007, Eddie Bauer, Inc. entered into an amended and restated term loan agreement with various lenders, Goldman Sachs Credit Partners L.P., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (the “Amended Term Loan Agreement”). The Amended Term Loan Agreement amends the term loan agreement we entered into on June 21, 2005 (the “Prior Term Loan Agreement”). We entered into the Amended Term Loan Agreement as a result of our expectation that we would not meet certain of the financial covenants within our Prior Term Loan Agreement during 2007. In connection with the amendment and restatement of the Prior Term Loan Agreement pursuant to the Amended Term Loan Agreement, $48.8 million of the loans were prepaid, reducing the principal balance from $273.8 million to $225 million. We will recognize a loss on extinguishment of debt of $3.3 million in April 2007, which represents the unamortized deferred financing fees of the Prior Term Loan Agreement. This loss on extinguishment will be reflected within other income (expense) on our statement of operations during the second fiscal quarter of 2007. We incurred $5.2 million of financing fees related to the Amended Term Loan Agreement and convertible notes issuance (discussed further below), which we will capitalize as deferred financing fees. These deferred financing fees will be amortized over the terms of the Amended Term Loan Agreement and convertible notes agreement. The Amended Term Loan Agreement extends the maturity date of the Prior Term Loan Agreement to April 1, 2014, and amends certain covenants of the Prior Term Loan Agreement.
     Interest on the Amended Term Loan Agreement is calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.25% in the case of base rate loans, or LIBOR plus 3.25% for Eurodollar loans. Interest requirements for both base rate loans and Eurodollar loans are reset on a monthly basis. For the quarter ending June 30, 2007, interest for base rate loans is calculated as the greater of the prime rate or the Federal funds effective rate plus 2.00% or 2.25%, depending upon our consolidated senior secured leverage ratio (as defined therein) and interest for Eurodollar loans is calculated as LIBOR plus 3.00% to 3.25%, depending upon our consolidated senior secured leverage ratio (as defined therein). As of April 4, 2007, our amended term loan was Eurodollar loans with an interest rate of LIBOR plus 3.25%. Interest is payable quarterly on the last day of each March, June, September and December for base rate loans, and for Eurodollar loans having an interest period of three months or less, the last day of such interest period or for Eurodollar loans having an interest period of longer than three months, each day that is three months after the first day of such interest period.
     In accordance with the Amended Term Loan Agreement, we are required to repay $562,500 on a quarterly basis from June 30, 2007 through December 31, 2013, with the remaining balance due upon maturity of the loan on April 1, 2014. The Amended Term Loan Agreement is secured by a first lien on certain real estate assets and trademarks and by a second lien on substantially all of the other assets of the Company, Eddie Bauer, Inc. and its subsidiaries. The Amended Term Loan Agreement includes mandatory prepayment provisions, including a requirement that 50% (reduced to 25% if our consolidated senior secured leverage ratio (as defined therein) on the last day of the relevant fiscal year is not greater than 2.00 to 1.00) of any excess cash flows, as defined in the Amended Term Loan Agreement and measured on an annual basis beginning December 31, 2007, be applied to repayment of the loan.
     The financial covenants under the Amended Term Loan Agreement include:
Our consolidated senior secured leverage ratio calculated on a trailing basis must be equal to or less than:
•	5.75 to 1.00 for the fiscal quarters ending March 31, 2007 through December 31, 2007;

•	5.50 to 1.00 for the fiscal quarters ending March 31, 2008 and June 30, 2008;

•	5.25 to 1.00 for the fiscal quarter ending September 30, 2008;

•	5.00 to 1.00 for the fiscal quarter ending December 31, 2008;

•	4.00 to 1.00 for the fiscal quarters ending March 31, 2009 and June 30, 2009;

•	3.75 to 1.00 for the fiscal quarter ending September 30, 2009;

•	3.50 to 1.00 for the fiscal quarter ending December 31, 2009; and

•	thereafter being reduced on a graduated basis to 2.50 at March 31, 2012 and beyond.
     In addition, our consolidated fixed charge coverage ratio (as defined therein) calculated on a trailing four fiscal quarter basis must be equal to or greater than:
•	0.75 to 1.00 for the fiscal quarters ending March 31, 2007 through December 31, 2007;

•	0.80 to 1.00 for the fiscal quarter ending March 31, 2008;

•	0.90 to 1.00 for the fiscal quarters ending June 30, 2008 through December 31, 2008; and

•	thereafter increasing on a graduated basis to 1.10 to 1.00 at March 31, 2012 and beyond.
     The financial covenants under the Amended Term Loan Agreement are less restrictive than the financial covenants contained within the Prior Term Loan Agreement. In addition to the financial covenants, the Amended Term Loan Agreement limits our capital expenditures (net of landlord contributions) to $45 million in 2007, $50 million in 2008, $60 million in 2009, and $70 million in 2010 through 2014. Finally, there are additional covenants that restrict us from entering into certain merger, consolidation and sale transactions outside the normal course of business, making certain distributions or changes in our capital stock, entering into certain guarantees, incurring debt and liens subject to limits specified within the agreement, and other customary covenants.
     Convertible Notes
     On April 4, 2007, we closed our offering of $75 million aggregate principal amount of convertible senior notes. The convertible notes have a maturity date of April 1, 2014 unless earlier redeemed, repurchased or converted and pay interest at an annual rate of 5.25% semiannually in arrears on April 1 and October 1 of each year, beginning October 1, 2007.
     The convertible notes are fully and unconditionally guaranteed by all of our existing and future subsidiaries that are parties to any domestic credit facilities, whether as a borrower, co-borrower or guarantor, including Eddie Bauer, Inc. The convertible notes are unsecured and senior obligations and will rank equally in right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to any subordinated indebtedness.
     The convertible notes are not convertible prior to the termination of our ownership limitations contained in our certificate of incorporation, which will occur not later than January 4, 2009 except upon the occurrence of certain specified corporate transactions. Following the termination of the ownership limitations and prior to April 1, 2013, holders may convert all or a portion of their notes under the following circumstances: (i) during any calendar quarter commencing after June 30, 2007 if the last reported sale price of our common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (ii) during the five business day period after any 10 consecutive trading-day period (“measurement period”) in which the trading price per $1,000 principal amount of notes for each day in the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (iii) upon the occurrence of specified corporate transactions. On or after April 1, 2013, holders may convert their notes at any time prior to 5:00 pm, New York City time, on the business day immediately preceding the maturity date. The initial conversion rate for the notes was 73.8007 shares per $1,000 principal amount of notes. Upon conversion, we have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of our common stock, provided that if the notes are converted prior to termination of the ownership limitations, we must pay cash in settlement of the converted notes.
     Upon the occurrence of certain fundamental changes, including certain change of control transactions, we will be required to offer to repurchase the convertible notes for cash at 100% of the principal amount thereof plus accrued and unpaid interest and additional interest, if any, to but not including the date of repurchase. In the event of certain events of default under the indenture either the trustee thereunder or the holders of at least 25% in principal amount of the then-outstanding convertible notes may declare 100% of the principal of and accrued and unpaid interest, including additional interest, to be due and payable.
     Interest Rate Swap Agreements
     We use derivative instruments primarily to manage exposure to fluctuations in interest rates, to lower our overall costs of financing and to manage the mix of floating- and fixed- rate debt in our portfolio. Our derivative instruments as of March 31, 2007 and December 30, 2006 included an interest rate swap agreement that we entered into in October 2005 in accordance with the requirements under the term loan agreement we executed in June 2005. As discussed above, we amended and refinanced our term loan during April 2007. The notional amount of the interest rate swap totaled $147.4 million and $147.8 million as of March 31, 2007 and December 30, 2006, respectively. The interest rate swap agreement effectively converted 50% of the outstanding amount under the term loan, which had floating-rate debt, to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement was made for the difference between the fixed rate of 4.665% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The interest rate swap agreement was scheduled to terminate in conjunction with the termination of the Prior Term Loan Agreement in June 2011.
     The interest rate swap was designated as a cash flow hedge of 50% of our Prior Term Loan Agreement effective January 1, 2006. No portion of the interest rate swap was excluded from the assessment of the hedge’s effectiveness. Because all critical terms of the derivative hedging instrument and the hedged forecasted transaction were not identical, the interest rate swap did not qualify for the “shortcut method” as defined in SFAS 133. On a quarterly basis, we assessed and measured the effectiveness of the cash flow hedge using the hypothetical derivative method. In performing our assessment as of March 31, 2007, the fair value of the interest rate swap was determined to be $1.0 million and the changes in cash flows of the actual derivative hedging instrument were not within 80 to 125 percent of the opposite change in the cash flows of the hypothetical derivative instrument. Accordingly, we concluded that the hedge was no longer a highly effective hedge. As a result, we reclassified the amount previously reflected within other comprehensive income (loss) on our balance sheet to other income. The ineffective cash flow hedge resulted in our recording other income of $0.2 million for the three months ended March 31, 2007.
     On April 4, 2007, we terminated our interest rate swap agreement that had been designated as a cash flow hedge of our Prior Term Loan Agreement. We terminated the interest rate swap agreement as a result of our entering into the Amended Term Loan Agreement on April 4, 2007. Upon termination, we received $1.0 million in settlement of the interest rate swap and recognized a gain of $0.1 million within other income. Additionally, on April 5, 2007, we entered into a new interest rate swap agreement and designated the new interest rate swap agreement as a cash flow hedge of our Amended Term Loan Agreement which we executed on April 4, 2007. The new interest rate swap agreement has a notional amount of $100 million and effectively converts 44% of the outstanding amount under the Amended Term Loan Agreement, which has a floating-rate of interest, to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The new interest rate swap agreement is scheduled to terminate in April 2012.
Financial Condition
     At March 31, 2007 Compared to December 30, 2006
     Our total assets were $783.8 million as of March 31, 2007, down $72.2 million, or 8.4% from December 30, 2006. Current assets as of March 31, 2007 were $236.1 million, down $72.5 million from $308.6 million as of December 30, 2006. The decline in our current assets was driven primarily by a $49.9 million decrease in our cash and cash equivalents (see further discussion above under “Liquidity and Capital Resources — Cash Flow Analysis”), a $16.5 million decrease in our financing receivables related to securitization interests, and an $8.6 million decrease in our accounts receivable balances. Our financing receivables related to our securitization interests decreased $16.5 million, which included cash collections of $27.7 million, partially offset by $11.2 million of accretion income during the first quarter of 2007. The seasonality of our merchandise sales typically results in the net reduction in our accounts receivables during the first quarters of each year.
     Non-current assets as of March 31, 2007 were $547.6 million, up $0.3 million from $547.3 million as of December 30, 2006.
     Our total liabilities were $478.0 million as of March 31, 2007, down $31.3 million, or 6.1%, from December 30, 2006. Current liabilities as of March 31, 2007 were $165.9 million, down $37.7 million from $203.6 million as of December 30, 2006. The decline in our current liabilities was driven by a $14.9 million decrease in our current liabilities related to our securitization note and a $14.6 million decline in our accrued expenses, which included an $8.0 million decrease in our sales returns and allowances and a $5.7 million decrease in our sales and payroll tax accruals. Our current liabilities related to our securitization note decreased $14.9 million which included cash payments of $24.9 million, partially offset by $10.1 million of accretion expense during the first quarter of 2007.

     Non-current liabilities as of March 31, 2007 were $312.1 million, up $6.4 million from $305.7 million as of December 30, 2006 primarily due to the $4.9 million increase in our deferred rent obligations.
     Our stockholders’ equity as of March 31, 2007 totaled $305.7 million, down $40.9 million from December 30, 2006, driven primarily by our net loss recorded during the first quarter of 2007.
     Cash Requirements
     Our primary cash requirements for fiscal 2007 are to fund growth in working capital to support anticipated merchandise sales increases; capital expenditures to open new stores and refurbish existing stores; upgrade and maintain our distribution center and information technology systems and to relocate our corporate headquarters; and to make interest and principal payments on our debt. We anticipate that our capital expenditures for 2007 will be approximately $62 million (including landlord contributions), of which approximately 60% relates to opening and remodeling of stores in accordance with our plans to realign our stores. Approximately $20 million of the capital expenditures will be funded by our landlords, resulting in net capital expenditures of approximately $42 million.
     Our liquidity levels and the need to fund our cash requirements through the use of our revolving credit facility will be driven by our net sales and profitability levels, changes in our working capital, the timing of our capital expenditures and by higher interest payments as a result of the amendment to our term loan that we executed in April 2007 and convertible notes we issued in April 2007 as discussed above. Cash generated from our net sales and profitability, and somewhat to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a disproportionate amount of net merchandise sales and operating cash flows occurring in the fourth fiscal quarter of each year. Additionally, cash generated from our net sales and profitability are impacted by the levels of and timing of mark-downs that we take in order to drive sales. Seasonality also impacts the levels of our working capital, in that we typically experience higher levels of net accounts receivables and sales driven accrued expenses, such as sales and use taxes, sales allowances, and deferred revenues during the fourth quarter of each year. Conversely, we typically experience a decline in both our net accounts receivable and sales driven accrued expenses during the first and second quarters of each year. Additionally, we normally increase our inventory levels during the third quarter in anticipation of higher sales during the third and fourth quarters.
     We do not anticipate significant cash requirements for U.S. Federal income tax payments during 2007 due to existing, unutilized NOL carryforwards we assumed when Spiegel transferred ownership of its subsidiaries, Financial Services Acceptance Corporation (“FSAC”) and SAC, to us. We do not anticipate paying any dividends on our common stock in the foreseeable future. In addition, covenants in our term loan agreement and revolving credit facility restrict our ability to pay dividends and may prohibit certain other payments.
Contractual Obligations
     Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact our short and long—term liquidity and capital resource needs. A table representing the scheduled maturities of our contractual obligations as of December 30, 2006 was included under the heading “Contractual Obligations” within our Form 10-K filed with the SEC on March 29, 2007, as amended. The only significant change in our contractual obligations since December 30, 2006, other than those which occur in the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations) resulted from our entering into the Amended Term Loan Agreement during April 2007 and the issuance of $75 million in convertible notes in April 2007 as discussed further above. Taking into consideration the amendment, principal payments on our senior term loan are anticipated to be $1.7 million during 2007, $4.5 million during 2008-2009, $4.5 million during 2010-2011, and $214.3 million thereafter, for total principal payments of $225 million. Taking into consideration the amendment and our newly executed interest rate swap, interest requirements on our amended senior term loan are anticipated to be $14.1 million during 2007, $36.4 million during 2008-2009, $36.1 million during 2010-2011, and $40.7 million thereafter, for total interest requirements of $127.3 million. Principal payments on our convertible notes are anticipated to be $75 million, assuming no conversion prior to their scheduled maturity in April 2014 and that the notes are not converted into our common stock. Interest payments on our convertible notes, assuming no conversion prior to their scheduled maturity in April 2014, are anticipated to be $2.0 million during 2007, $8.0 million during 2008-2009, $8.0 million during 2010-2011, and $10.0 million thereafter, for total interest payments of $28.0 million. As more fully described above under “Convertible Notes”, the holders of the convertible notes have rights which may cause us to repurchase up to the entire aggregate face amount of the notes then outstanding at certain dates in the future.
     In addition to the above contractual obligations, we had $12.2 million of letters of credit outstanding as of March 31, 2007. See further discussion of our letters of credit under “Off-Balance Sheet Arrangements” below.
     Other Contractual Obligations
     Promissory Note
     In conjunction with our emergence from bankruptcy, ownership of SAC was transferred to us. SAC is a special-purpose entity which was created by Spiegel in prior years to accomplish securitizations of certain credit card receivable portfolios and was not a party to the Chapter 11 bankruptcy filing. As of our emergence from bankruptcy, SAC owned securitization interests in subordinated amounts that might arise from post-emergence recoveries in certain pre-petition securitization transactions to which Spiegel and its subsidiaries were a party. During the bankruptcy process, we entered into a settlement agreement with MBIA Insurance Corporation (a guarantor of payments of the Spiegel Credit Card Master Note Trust, the “Note Trust”). Pursuant to the settlement agreement, SAC assigned to the MBIA Settlement Trust (the “Settlement Trust”) certain rights that SAC had in its seller’s interest, collateral or other interest in the Note Trust as of the effective date of the settlement agreement. In addition, in connection with our emergence from bankruptcy proceedings, we issued a non-recourse promissory obligation to a liquidating trust (the “Promissory Note”) established for the benefit of the creditors of Spiegel (the “Creditor Trust”) pursuant to which we are obligated to pay to the Creditor Trust 90% of any proceeds received by SAC in respect of these securitization interests.
     The Settlement Trust was terminated during December 2006. Upon termination of the Settlement Trust and after the original note holders were paid and certain MBIA expenses and other claims were satisfied, SAC became entitled to receive any residual payments from the Settlement Trust.
     Upon the termination of the Settlement Trust, SAC became the sole beneficial owner of the receivables held under the Note Trust and as a result, SAC has a unilateral right to terminate the Note Trust. Accordingly, effective December 2006, consistent with SFAS 140, the Note Trust is no longer accounted for as a qualifying special purpose entity. In conjunction with the termination of the Settlement Trust effective December 2006, the outstanding receivables and related liabilities under the Promissory Note were revalued to their fair values of $46.0 million and $41.4 million, respectively. During the first quarter of 2007, we received $27.7 million in cash of which 90%, which totaled $24.9 million, was paid to the Creditor Trust. We are obligated to pay 90% to the Creditor Trust any future cash payments we receive with respect to these securitization interests.
     Insurance and Self-insurance
     We use a combination of insurance and self-insurance to cover a number of risks, including worker’s compensation, general liability, property and automobile liability and employee-related health care benefits, a portion of which is reimbursed by the employee. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. We believe that we have taken reasonable steps to ensure that we are adequately accrued for costs incurred related to these programs at March 31, 2007.
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
     We assumed a discount rate of 5.75% for our pension obligation and 5.78% for our other post-retirement obligations, as of September 30, 2006, our most recent measurement date, based upon an analysis of the Moody’s AA corporate bond rate.
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
     As of September 30, 2006, our most recent measurement date, our estimated unfunded pension obligation was approximately $7.6 million and our estimated unfunded obligation related to the assumed post-retirement benefit plans was $8.4 million. We made contributions of $39,000 and $0 to our post-retirement benefit plans and pension plan, respectively, for the three month period ended March 31, 2007. Our contributions to the pension and post-retirement plans, including all employees covered by the plans, are estimated to total $2.3 million and $0.7 million, respectively, for fiscal 2007.
     During 2006, the Pension Protection Act of 2006 was enacted. We do not believe that this regulation will have a material impact on the funding obligations with respect to our pension and other benefit plans.
Off-Balance Sheet Arrangements
     As of March 31, 2007, we had $12.2 million in outstanding letters of credit. We had no other off-balance sheet financing arrangements as of March 31, 2007. Letters of credit, primarily merchandise vendor letters of credit, are important to our operations because they allow us to have payment on our behalf guaranteed by a bank which then pays the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. We subsequently record the payable to the vendor on our balance sheet at the time of merchandise title transfer. Additionally, we use stand-by letters of credit to support our worker’s compensation insurance and import customs bond programs. We are not aware of any material risks to the availability of our letters of credit.

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
Critical Accounting Policies and Estimates
     The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the periods reported. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.
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
     There have been no changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2007, as amended.
Inflation
     The rate of inflation over the past several years has not had a significant impact on our sales or profitability.
Recent Accounting Pronouncements
     See Note 4 to our interim financial statements included in this report for a discussion of recent accounting pronouncements.
Related Party Transactions
     We had no material related party transactions during the three months ended March 31, 2007.

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
Interest Rates
     We are exposed to interest rate risk associated with our revolving credit facility, the Amended Term Loan Agreement which we entered into in April 2007 and the convertible notes we issued in April 2007.
Revolving Credit Facility
     Our revolving credit facility bears interest at variable rates based on LIBOR plus a spread. As of December 30, 2006, our availability was approximately $94.4 million and $0.2 million had been drawn under the senior secured revolving credit facility.
Senior Secured Term Loan
     As of March 31, 2007, the outstanding amount of our senior secured term loan totaled $273.8 million. On April 4, 2007, we amended and restated our term loan agreement. In connection with the amendment and restatement, $48.8 million of the loans were prepaid, reducing the principal balance from $273.8 million to $225 million. Interest on the amended term loan is calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.25% in the case of base rate loans, or LIBOR plus 3.25% for Eurodollar loans. Interest requirements for both base rate loans and Eurodollar loans are reset on a monthly basis. For the quarter ending June 30, 2007, interest for base rate loans will be calculated as the greater of the prime rate or the Federal funds effective rate plus 2.00% or 2.25%, depending upon our consolidated senior secured leverage ratio (as defined therein) and interest for Eurodollar loans will be calculated as LIBOR plus 3.00% to 3.25%, depending upon our consolidated senior secured leverage ratio (as defined therein). As of April 4, 2007, our amended term loan was Eurodollar loans with an interest rate of LIBOR plus 3.25%. See “Management’s Discussion and Analysis of Financial Condition — Sources of Liquidity — Refinancing Transaction” for a more detailed description of our amended term loan agreement.
     As of March 31, 2007, we were party to an interest rate swap agreement with a notional amount of $147.4 million. The interest rate swap agreement effectively converted 50% of the outstanding amount under our prior term loan, which had floating-rate debt to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. On April 4, 2007, we terminated our interest rate swap agreement that had been designated as a cash flow hedge of our senior secured term loan. We terminated the interest rate swap agreement as a result of the refinancing of our senior secured term loan on April 4, 2007. Upon termination, we received $1.0 million in settlement of the interest rate swap and recognized a gain of $0.1 million within other income. Additionally, on April 5, 2007, we entered into a new interest rate swap agreement and designated the new interest rate swap agreement as a cash flow hedge of our refinanced $225 million senior secured term loan which we executed on April 4, 2007. The new interest rate swap agreement has a notional amount of $100 million and effectively converts 44% of the outstanding amount under the amended term loan, which has a floating-rate of interest to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The new interest rate swap agreement is scheduled to terminate in April 2012. Assuming a 10% increase in interest rates, the fair value of the new interest rate swap would be approximately $2.0 million at April 5, 2007. Assuming a 10% decrease in interest rates, the fair value of the interest rate swap would be approximately ($2.3) million at April 5, 2007.

Convertible Notes
     On April 4, 2007, we closed our offering of $75 million aggregate principal amount of convertible senior notes. The convertible notes have a maturity date of April 1, 2014 unless earlier redeemed, repurchased or converted and pay interest at an annual rate of 5.25%. The fair market value of the convertible notes is subject to interest rate risk and market risk due to the convertible feature of the notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the convertible notes will also increase as the market price of our common stock increases and decrease as the market price falls.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Management, including our interim Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our interim Chief Executive Officer and interim Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are not adequate and effective to ensure that material information relating to the Company including our consolidated subsidiaries would be made known to them by others within those entities. A disclosure control system, no matter how well conceived and implemented, can provide only a reasonable assurance that the objectives of such control system are satisfied. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. We have, however, designed into our process safeguards intended to reduce, though not eliminate, this risk.
Identification of Material Weaknesses and Other Control Deficiencies
     This determination results from material weaknesses in our internal control over financial reporting that management identified in early 2006, which led to the restatement of certain financial information included in our original Form 10 Registration Statement filed in December 2005. The identified weaknesses included several clerical errors and accounting errors, primarily related to the recording of complex “fresh start” accounting adjustments required as a result of Eddie Bauer’s emergence from bankruptcy. Management determined these errors originally went undetected due to insufficient in-house technical expertise necessary to provide sufficiently rigorous review. See “Risk Factors” and “Material Weakness Remediation Plan” in Amendment No. 1 to our Registration Statement on Form 10 dated June 27, 2006 for a more complete discussion of the material weakness determination. These errors were corrected in the restated financial statements included in our new Form 10 Registration Statement originally filed in May 2006.
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

     In the course of preparing its 2006 financial statements, we identified errors related to the tax accounting for 2005 and prior years. We undertook a comprehensive review of the matter and determined that these errors were not material and did not require restatement of previously filed financial statements. We determined that we did not properly reconcile the book and tax depreciation on our property and equipment, primarily related to the treatment of tenant improvement allowances granted in connection with the opening of new retail stores.
     To address the material weaknesses and deficiencies identified to date, we performed additional analysis and other post-closing procedures and retained additional external resources with public company reporting expertise in order to prepare its consolidated financial statements in accordance with GAAP.
Remediation Plan
     Although we are not required to comply with Section 404 of the Sarbanes-Oxley Act until our annual report for its fiscal year ending December 29, 2007, management and our Board of Directors are committed to the remediation of our disclosure controls and procedures, including the remediation and continued improvement of our overall system of internal control over financial reporting. Management has developed and is in the process of implementing a remediation plan for each of the identified weaknesses. The plan includes:
•	hiring and integrating qualified key accounting and finance personnel with appropriate technical experience in companies which face similar financial reporting requirements; and

•	identifying and implementing additional improvements to the internal control framework to ensure ongoing compliance.
     During the second half of 2006, we encountered difficulties in recruiting for permanent positions for our various financial management roles as a result of the previously announced efforts to pursue strategic alternatives and the proposed merger. Currently, we are actively recruiting to fill those roles and are utilizing additional external resources to supplement current staffing. During the first quarter 2007, we continued to make progress in addressing the material weaknesses and control deficiencies discussed above. We have:
•	continued our implementation of more rigorous financial closing procedures, including formalizing documentation of controls and procedures, and preparing additional in-depth analyses and other post-closing procedures to validate the financial statements and related disclosures;

•	made significant progress on a project to remediate control deficiencies related to granting and tracking access to our computerized accounting systems; and

•	engaged external resources with public company reporting expertise, as well as other specialized experts, to research, analyze and document various accounting, tax and financial reporting issues and processes associated with the preparation and review of our consolidated financial statements in accordance with GAAP.
     Management has identified the steps necessary and has initiated various projects to address the material weaknesses and control deficiencies discussed above. We have not had the opportunity to test these changes and therefore management is unable to conclude that our disclosure controls and procedures are effective as of the Evaluation Date. We intend to continue implementing our review, evaluation and testing of internal controls and remediation efforts to strengthen internal controls over financial reporting during the remainder of 2007.
     We have committed to providing status reports to our independent auditors and the Audit Committee of our Board of Directors on a regular basis throughout 2007. We will need to continue to devote significant resources to address our currently known weaknesses. In addition, due to the high demands for these skill sets in the current job market and the uncertainty created by our previous pursuit of strategic alternatives and the proposed merger, we may still encounter difficulties in attracting and/or retaining qualified personnel as quickly as desired. As a result, we do not expect to be in a position to report that such weaknesses and control deficiencies will be fully remediated before the end of 2007.

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
Other Litigation
     On or about June 15, 2006, a class action was filed against Eddie Bauer, Inc. in Los Angeles Superior Court in the State of California in an action entitled Tara Hill v. Eddie Bauer, Inc. , alleging, among other things, that Eddie Bauer, Inc. (1) did not provide plaintiffs with adequate wage statements; (2) did not reimburse plaintiffs for business-related expenses; (3) forced plaintiffs to buy Eddie Bauer clothing; (4) did not timely pay plaintiffs at the cessation of employment; and (5) improperly required the plaintiffs to work during rest and meal periods without compensation. Based on these allegations, plaintiffs assert various causes of action, including those under the California Labor Code and California Business and Professions Code. On April 23, 2007, the Company reached a settlement related to the class action suit, which has not yet received court approval. The Company recorded $1.6 million related to the settlement which is reflected within selling, general and administrative expenses for the three months ended March 31, 2007.
     Between November 17, 2006 and November 22, 2006, three purported class action complaints were filed by putative stockholders of Eddie Bauer in the Superior Court of the State of Washington in and for King County against Eddie Bauer and its Board of Directors. The complaints allege, among other things, that the Board of Directors breached its fiduciary duties in connection with the proposed merger with an affiliate of Sun Capital Partners, Inc. and Golden Gate Capital and that the consideration to have been paid to holders of Eddie Bauer’s common stock was inadequate. The complaints sought, among other things, to enjoin the consummation of the merger, that certain sections of the merger agreement should have been enjoined and rescinded and attorneys’ fees. An order of dismissal without prejudice with respect to one of the complaints was entered on December 7, 2006. Eddie Bauer and the Board of Directors believe that the complaints are without merit and intend to defend the lawsuits vigorously. As the adoption of the merger agreement was not approved by our stockholders and the merger agreement was terminated, although we cannot predict with assurance, we do not believe that this litigation will have a material impact on our financial condition or results of operations.
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

Item 1A. RISK FACTORS
     Our Annual Report Form 10-K for the fiscal year ended December 30, 2006 filed with the SEC on March 29, 2007, as amended (together with such amendments, our “Form 10-K”), contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, and/or our financial condition. There have been no material changes in our risk factors from those disclosed on our Form 10-K except as set forth below.
Our refinanced debt may limit cash flow available for our operations and place us at a competitive disadvantage and generally involves the same risks described for our previous term loan.
     On April 4, 2007, we completed a refinancing of our $275 million senior secured term loan with an amended and restated $225 million senior secured term loan and the issuance of $75 million in 5.25% convertible senior notes due 2014. The material terms of this refinancing transaction, including financial covenants, limitations on capital expenditures, mandatory prepayment provisions and restrictions relating to changes of control and other corporate transactions, are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above. As a result of the refinancing transaction, our independent accountants updated their report relating to our financial statements for the year ended December 30, 2006 to remove the explanatory paragraph with respect to our ability to continue as a going concern. Although the amended and restated loan agreement includes amendments to financial covenants such that we currently do not expect to fall out of compliance, there can be no assurance that we will at all time in the future be able to meet the financial covenants or other requirements of the amended and restated term loan agreement. Accordingly, the risk factors described in Item 1A of our Form 10-K with respect to the prior term loan agreement also apply to the amended and restated term loan agreement.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In the first quarter of 2007, we issued an aggregate of 138,589 shares of common stock related to vested restricted stock units, reflecting 133,334 shares of common stock issued to our former Chief Executive Officer on February 9, 2007 and 5,255 common shares issued to a current officer on February 7, 2007. These shares of common stock were issued pursuant to the 2005 Stock Incentive Plan adopted by our Board of Directors in November 2005, prior to our registration under the Securities Exchange Act of 1934, as amended, in accordance with the exemption from registration provided in Rule 701 promulgated under the Securities Act of 1933, as amended.
Item 3. DEFAULTS IN SENIOR SECURITIES
Not Applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held a special meeting of stockholders on February 8, 2007, to vote on the following:
Proposal 1 — to adopt an agreement and plan of merger, pursuant to which a company owned by affiliates of Sun Capital Partners, Inc. and Golden Gate Capital would be merged with and into the Company and each share of Company common stock would have been converted into the right to receive $9.25 per share (the “Merger Agreement”); and
Proposal 2 — to approve the adjournment of the special meeting, if necessary or appropriate, to solicit additional proxies if there were insufficient votes at the time of the meeting to adopt the Merger Agreement.
The vote of the stockholders on each proposal presented at the special meeting was as follows:
Proposal No. 1
For; 13,354,004
Against: 10,994,760
Abstentions: 4,263
Broker Non-votes: 0

Proposal No. 2
For: 13,055,580
Against: 11,055, 580
Abstentions: 14,268
Broker Non-votes: 251,499
An insufficient number of shares were voted in favor of the Merger Agreement. As a result of this vote by the stockholders, we terminated the Merger Agreement and will continue to operate as a stand-alone public company.
Item 5. OTHER INFORMATION
Not Applicable.
Item 6. EXHIBITS

Exhibits.

10.1	Separation Agreement and General Release dated as of February 9, 2007 among Eddie Bauer Holdings, Inc., Eddie Bauer, Inc. and Fabian Månsson.

10.2	Letter Agreement dated February 9, 2007 by and between Eddie Bauer Holdings, Inc. and Howard Gross

10.3	Letter Agreement dated March 5, 2007 by and between Eddie Bauer, Inc. and Kathy Boyer

10.4	Letter Agreement dated March 5, 2007 by and between Eddie Bauer, Inc. and Ann Perinchief

10.5	Letter Agreement dated April 5, 2007 by and between Eddie Bauer, Inc. and Shelley Milano

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eddie Bauer Holdings, Inc.
By:	/s/ Howard Gross
Howard Gross
Interim Chief Executive Officer

By:	/s/ David Taylor
David Taylor
Interim Chief Financial Officer

Date: May 15, 2007