Form 10-Q
period 2007-06-30
Eddie Bauer Holdings, Inc.
filed 2007-08-14
CIK 1345968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-51676
EDDIE BAUER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1672352 (I.R.S. Employer Identification No.)

10401 NE 8th Street Suite 500 Bellevue, WA (Address of principal executive offices)	98004 (Zip Code)
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	Outstanding at August 14, 2007
30,489,228 Shares

EDDIE BAUER HOLDINGS, INC.
INFORMATION PRESENTED IN THIS QUARTERLY REPORT
     Eddie Bauer Holdings, Inc. was formed in June 2005 as a new parent company in connection with the emergence from bankruptcy of our principal operating subsidiary, Eddie Bauer, Inc. When we use the terms “Eddie Bauer,” the “Company,” “we,” “us,” “our” or similar words in this report, unless the context otherwise requires, we are referring to Eddie Bauer Holdings, Inc. and its subsidiaries, including Eddie Bauer, Inc. For more information on the bankruptcy, see our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, as amended, which was filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2007.
     All references to our websites in this report are textual references only and information contained on our websites is not incorporated by reference into, and does not otherwise constitute part of this report.
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

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION ACT OF 1995
     We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by us involve risks and uncertainties and are subject to change based on various important factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by us:
•	consumer acceptance of our products and our ability to keep up with fashion trends, develop new merchandise, launch new product lines successfully, offer products at the appropriate price points and enhance our brand image;

•	the highly competitive nature of the retail industry generally and the segment in which we operate particularly;

•	the possible lack of availability of suitable store locations on appropriate terms;

•	our reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, political instability, legal and regulatory matters, duties, taxes, other charges and quotas on imports, local business practices and political issues and risks related to currency and exchange rates;

•	our ability to service any debt we incur from time to time, as well as the requirements the agreements related to such debt impose upon us;

•	shifts in general economic conditions, consumer confidence and consumer spending patterns;

•	our ability to attract, hire and retain key personnel and management;

•	the seasonality of our business;

•	the ability of our manufacturers to deliver products in a timely manner or meet quality standards;

•	changes in weather patterns;

•	the impact of the previously reported material weaknesses in internal control identified by management and the current lack of effectiveness of our disclosure controls and procedures;

•	increases in the costs of mailing, paper and printing;

•	the price and supply volatility of energy supplies;

•	our reliance on information technology, including risks related to the implementation of new information technology systems, risks associated with service interruptions and risks related to utilizing third parties to provide information technology services;

•	natural disasters;

•	the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities; and

•	the other risks identified in this Quarterly Report on Form 10-Q.
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

PART I— FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Eddie Bauer Holdings, Inc.
Consolidated Balance Sheets
($ in thousands)
(Unaudited)

	As of	As of
	June 30,	December 30,
	2007	2006
Cash and cash equivalents	$23,184	$53,174
Accounts receivable, less allowances for doubtful accounts of $987 and $1,274, respectively	24,094	29,774
Inventories	149,540	153,778
Prepaid expenses	25,535	23,572
Financing receivables	16,824	45,978
Deferred tax assets — current	2,546	2,345

Total Current Assets	241,723	308,621
Property and equipment, net of accumulated amortization of $80,824 and $57,855, respectively	184,135	177,344
Goodwill	114,765	114,765
Trademarks	185,000	185,000
Other intangible assets, net	25,694	29,720
Other assets	25,330	24,490
Deferred tax assets — noncurrent	17,551	15,970

Total Assets	$794,198	$855,910

Trade accounts payable	$41,786	$40,092
Bank overdraft	10,192	13,622
Accrued expenses	81,948	100,460
Current liabilities related to securitization note	15,142	41,380
Current portion of long-term debt	2,250	8,000

Total Current Liabilities	151,318	203,554
Deferred rent obligations	31,518	18,935
Unfavorable lease obligations, net	4,261	4,679
Senior term loan	222,188	266,500
Convertible note and embedded derivative liability, net of discount of $20,707 as of June 30, 2007	81,583	—
Other non-current liabilities	2,937	270
Pension and other post-retirement benefit liabilities	14,261	15,331

Total Liabilities	508,066	509,269
Commitments and Contingencies (See Note 14)
Common stock:
$0.01 par value, 100 million shares authorized; 30,448,520 and 30,309,931 shares issued and outstanding as of June 30, 2007 and December 30, 2006, respectively	304	303
Treasury stock, at cost	(157)	(157)
Additional paid-in capital	584,484	578,402
Accumulated deficit	(302,129)	(234,771)
Accumulated other comprehensive income, net of taxes of $2,229 and $1,759, respectively	3,630	2,864

Total Stockholders’ Equity	$286,132	$346,641

Total Liabilities and Stockholders’ Equity	$794,198	$855,910

The accompanying notes are an integral part of these consolidated financial statements.

EDDIE BAUER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net sales and other revenues	$226,986	$225,742	$440,971	$420,243
Costs of sales, including buying and occupancy	137,562	131,930	278,987	263,890
Selling, general and administrative expenses	99,543	96,574	211,340	192,895

Total operating expenses	237,105	228,504	490,327	456,785
Operating loss	(10,119)	(2,762)	(49,356)	(36,542)
Interest expense	6,316	6,492	13,122	12,240
Other income (expense)	(7,665)	569	(6,094)	1,535
Equity in income (losses) of foreign joint ventures	1,270	(704)	(154)	(1,100)

Loss from continuing operations before income tax (benefit) expense	(22,830)	(9,389)	(68,726)	(48,347)
Income tax (benefit) expense	(582)	32,591	(1,697)	28,670

Loss from continuing operations	(22,248)	(41,980)	(67,029)	(77,017)

Loss from discontinued operations (net of income tax benefit of $0)	—	—	—	(534)

Net loss	$(22,248)	$(41,980)	$(67,029)	$(77,551)

Income (loss) per basic and diluted share:
Loss from continuing operations per share	$(0.73)	$(1.40)	$(2.20)	$(2.57)
Loss from discontinued operations per share	—	—	—	(0.02)

Net loss per share	$(0.73)	$(1.40)	$(2.20)	$(2.59)

Weighted average shares used to compute income (loss) per share:
Basic	30,448,520	29,991,684	30,418,716	29,991,684
Diluted	30,448,520	29,991,684	30,418,716	29,991,684
The accompanying notes are an integral part of these consolidated financial statements.

Eddie Bauer Holdings, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
($ in thousands)
(Unaudited)

						Accumulated
					Retained	Other
				Additional	Earnings	Comprehensive
	Common Stock	Common Stock.	Treasury	Paid-In	(Accumulated	Income
	(# of Shares)	($)	Stock	Capital	Deficit)	(Loss)	Total

Balances at December 31, 2005	29,992	$300	$(157)	$568,205	$(22,788)	$(540)	$545,020
Comprehensive Loss:

Net loss					(77,551)		(77,551)
Fair value adjustment of cash flow hedge, net of income taxes of $1,771						2,796	2,796
Foreign currency translation adjustments, net of income taxes of $623						1,277	1,277

Total comprehensive loss							(73,478)
Stock based compensation expense				6,359			6,359

Balances at July 1, 2006	29,992	$300	$(157)	$574,564	$(100,339)	$3,533	$477,901

Balances at December 30, 2006	30,310	$303	$(157)	$578,402	$(234,771)	$2,864	$346,641
Comprehensive Loss:

Net loss					(67,029)		(67,029)
Reclassification of fair value adjustment of cash flow hedge, net of income taxes of ($358)						(583)	(583)
Fair value adjustment of cash flow hedge executed in April 2007, net of income taxes of $456						743	743
Foreign currency translation adjustment, net of income taxes of $401						653	653
Reclassification of unrecognized obligations related to post-retirement benefit obligations, net of income taxes of ($29)						(47)	(47)

Total comprehensive loss							(66,263)
Shares issued for RSU awards	139	1		(1)
Stock based compensation expense				6,083			6,083
Cumulative effect of accounting change related to adoption of FIN 48					(329)		(329)

Balances at June 30, 2007	30,449	$304	$(157)	$584,484	$(302,129)	$3,630	$286,132

The accompanying notes are an integral part of these consolidated financial statements.

Eddie Bauer Holdings, Inc.
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities
Net (loss) income	$(67,029)	$(77,551)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
(Gain) loss on disposals of property and equipment	(127)	559
Equity in losses of foreign joint ventures	154	1,100
Depreciation and amortization	28,041	27,506
Stock-based compensation expense	6,083	6,359
Loss on extinguishment of debt	3,284	—
Other non-cash income	(2,652)	(931)
Proceeds from settlement of interest rate swap agreement	1,015	—
Change in fair value of convertible note embedded derivative liability	6,065	—
Deferred income taxes	(1,993)	27,403
Changes in operating assets and liabilities:
Accounts receivable	5,287	7,872
Inventories	5,409	4,698
Prepaid expenses	(1,844)	746
Financing receivables	53,397	—
Other assets	419	(2,404)
Accounts payable	1,443	1,604
Accrued expenses	(19,472)	(25,895)
Pension and other post-retirement liabilities	(1,146)	(50)
Current liabilities related to securitization note	(48,057)	—
Deferred rent and unfavorable lease obligations	11,907	(596)
Other non-current liabilities	2,523	—
Operating cash flows related to discontinued operations	—	498

Net cash used in operating activities	(17,293)	(29,082)

Cash flows from investing activities:
Capital expenditures from continuing operations	(28,483)	(18,924)
Distribution from foreign joint venture	388	362

Net cash used in investing activities	(28,095)	(18,562)

Cash flows from financing activities:
Repayments of senior term loan, including refinancing fees	(52,274)	(22,500)
Net proceeds from short-term borrowings	—	6,524
Net proceeds from issuance of convertible notes	71,321	—
Change in bank overdraft	(3,430)	(5,160)

Net cash provided by (used in) financing activities	15,617	(21,136)

Effect of exchange rate changes on cash	(219)	1,161
Net change in cash and cash equivalents	(29,990)	(67,619)
Cash and cash equivalents at beginning of period	53,174	74,186

Cash and cash equivalents at end of period	$23,184	$6,567

The accompany notes are an integral part of these consolidated financial statements.

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
     The related supporting operations of the Company include the following: Eddie Bauer Fulfillment Services, Inc. (“EBFS”) which provides catalog and retail distribution services for Eddie Bauer; the former information technology operation of Spiegel (the “IT Group”) which provides information technology services for Eddie Bauer; and Eddie Bauer Customer Services Inc. (“EBCS”), which provides call center support.
(2) Proposed Merger Agreement and CEO Changes
     On November 13, 2006, the Company announced that it had entered into a merger agreement with Eddie B Holding Corp., a company owned by affiliates of Sun Capital Partners, Inc. and Golden Gate Capital. Under the terms of the merger agreement, all of the Company’s outstanding shares of common stock were to be converted into the right to receive $9.25 per share in cash upon closing of the transaction. On February 8, 2007, at a special meeting of the Company’s stockholders to vote on the transaction, an insufficient number of shares were voted in favor of approving the Company’s proposed sale. Following this stockholder vote, on February 8, 2007 the Company terminated the merger agreement. Since that time, Eddie Bauer has continued to operate as a stand-alone publicly traded company.
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
     CEO Resignation
     On February 9, 2007, the Company announced that Fabian Månsson resigned from his position as Chief Executive Officer and President of the Company and as a member of the Board of Directors of the Company effective February 9, 2007. The Company also announced that Howard Gross, a director, would serve as Interim Chief Executive Officer of the Company commencing February 9, 2007. Mr. Månsson and the Company entered into a separation agreement which provides for payments of the amounts that Mr. Månsson is entitled to receive pursuant to the terms of his pre-existing employment agreement entered into in 2005, including the following: (a) accrued but unpaid compensation attributable to earned salary and salary that would have been earned for periods through May 9, 2007, unused earned vacation days and vacation days that would have been earned through May 9, 2007, and any other compensation that has been or would be earned or accrued under any bonus or other benefit plans to May 9, 2007, (b) continued payment of his annual base salary of $980 through May 9, 2009, (c) continued participation in life insurance, group health and all other employee welfare benefit plans through May 9, 2009 (or such earlier time as Mr. Månsson obtains equivalent coverages and benefits from a subsequent employer), (d) bonus payments of $980 for each of 2007 and 2008 and $346 for 2009, (e) full accelerated vesting of all stock options (50,000 options at an exercise price of $23.37) and restricted stock units (133,334 RSUs) granted to Mr. Månsson, with such stock options to remain exercisable for the duration for their ten year term, (f) reimbursement of outplacement services expenses, in an amount up to $35, and (g) reimbursement of expenses related to his relocation to Sweden, reimbursement of certain expenses related to the sale of his current principal residence in the United States (up to 6% of the sales price of such residence), and reimbursement of closing costs relating to the purchase of a new residence in Sweden (up to 3%), plus a tax-gross-up payment. The Company and Mr. Månsson have agreed that the first six months of base salary payments will be paid in a lump sum on August 10, 2007, in compliance with Internal Revenue Code Section 409A. The confidentiality, non-solicitation and non-competition provisions in Mr. Månsson’s pre-existing employment agreement will remain in full force and effect. In the event that there is a “Change of Control” (as defined in Mr. Månsson’s employment agreement) with respect to the Company within nine months after February 9, 2007, Mr. Månsson is entitled to receive (a) his annual base salary for an additional year, (b) continued participation in life insurance, group health and all other employee welfare benefit plans through May 9, 2010 (or such earlier time as Mr. Månsson obtains equivalent coverages and benefits from a subsequent employer), (c) an additional bonus payment of $980, and (d) an additional $15 on the limit of his reimbursable outplacement services. The Company recorded $8,418 of expense, including $3,218 of accelerated stock based compensation expense, within selling, general and administrative expenses during the quarter ended March 31, 2007 related to this agreement.
     Appointment of CEO
     On June 15, 2007, the Company announced that the Board of Directors appointed Neil S. Fiske as the Company’s new President and Chief Executive Officer effective July 9, 2007 (“Start Date”) for a term of three years. Mr. Fiske’s annual salary is $1,100 and he will be eligible to earn annual target bonuses of 110% of base salary, based on achieving specific target performance criteria. In consideration of Mr. Fiske’s service during the remainder of 2007, the Company will pay Mr. Fiske a minimum bonus of $600 for fiscal 2007. The bonus opportunity ranges from 0% to 220% of base salary. The Company also paid Mr. Fiske a signing bonus of $600. On the Start Date, Mr. Fiske received restricted stock units based on the number of shares having a fair market value equal to $500, which totaled 37,089 RSUs. These restricted stock units will be subject to forfeiture until Mr. Fiske has completed four years of service. Mr. Fiske also received 100,000 time-vested stock options, which will vest 25% per year over four years, and performance-based options to purchase up to 600,000 shares. The 600,000 options consist of 300,000 five-year performance options and 300,000 seven-year performance options. The five-year performance options will vest only if the closing price of the Company common stock reaches $25 per share for 30 consecutive trading days within five years of the grant date. The seven-year performance options will vest only if the closing price of the Company common stock reaches $35 per share for 30 consecutive trading days within seven years of the grant date. All options were granted at the fair market value on the Start Date. See the Company’s Form 8-K filing made June 18, 2007 for a full description of Mr. Fiske’s employment agreement.
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
     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used when accounting for certain items, including inventory valuation, fresh-start valuations, allowance for doubtful accounts, restructuring charges, fair values of goodwill and other intangible assets, long-lived asset impairments, future gift certificate redemptions, legal reserves, sales returns and allowances, deferred tax valuation allowance, deferred revenue, royalty receivables, stock based compensation expenses, financing receivables, loyalty program liabilities and the fair value of the Company’s embedded derivative liability.

(4) Recent Accounting Pronouncements
     In May 2007, the Financial Accounting Standards Board (“FASB”) issued FSP FIN 48-1, Definition of a Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 clarifies when a tax position is considered settled under FIN 48. Per FSP FIN 48-1, a tax position is considered “effectively settled” upon completion of the examination by the taxing authority without being legally extinguished. For “effectively settled” tax positions, a company can recognize the full amount of the tax benefit. FSP FIN 48-1 is effective upon a company’s adoption of FIN 48. See further discussion of FIN 48 below and the Company’s adoption of FIN 48 in Note 11. FSP FIN 48-1 did not have a material impact on the Company’s financial position or results of operations.
     In April 2007, the FASB issued FSP FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”). FSP FIN 39-1 amends paragraph 3 of FASB Interpretation No. 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in FASB No. 133, Accounting for Derivative and Hedging Activities (“FAS 133”). FSP FIN 39-1 also amends paragraph 10 of FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the impact of FSP FIN 39-1 to have a material impact on its financial position or results of operations.
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

(5) Earnings per Share
     The following table presents the computation of income (loss) per basic and diluted share for the three and six months ended June 30, 2007 and July 1, 2006:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Loss from continuing operations	$(22,248)	$(41,980)	$(67,029)	$(77,017)
Loss from discontinued operations		—	—	(534)

Net loss	$(22,248)	$(41,980)	$(67,029)	$(77,551)

Weighted average common shares outstanding	30,448,520	29,991,684	30,418,716	29,991,684
Net effect of dilutive stock options(a)	—	—	—	—
Net effect of convertible notes (b)	—	—	—	—

Weighted average common shares and equivalents outstanding	30,448,520	29,991,684	30,418,716	29,991,684

Income (loss) per basic share:
Loss from continuing operations	$(0.73)	$(1.40)	$(2.20)	$(2.57)
Loss from discontinued operations	—	—	—	(0.02)

Net loss	$(0.73)	$(1.40)	$(2.20)	$(2.59)

Income (loss) per diluted share:
Loss from continuing operations	$(0.73)	$(1.40)	$(2.20)	$(2.57)
Loss from discontinued operations	—	—	—	(0.02)

Net loss	$(0.73)	$(1.40)	$(2.20)	$(2.59)

(a)	As of June 30, 2007 there were 576,274 common stock options and 551,229 restricted stock units outstanding that were antidilutive and therefore were excluded from the calculation of diluted earnings per share.

(b)	As discussed further in Note 9, on April 4, 2007, the Company issued $75 million in convertible notes. As a result of the Company’s ownership limitations contained in its certificate of incorporation, the convertible notes are not convertible prior to the termination of the Company’s ownership limitations contained in its certificate of incorporation, which will occur not later than January 4, 2009, except upon the occurrence of certain specified corporate transactions. In the event that the certain specified corporate transactions result in a conversion of the notes prior to the expiration of the ownership limitations, the Company is required to settle the convertible notes for cash. Accordingly, the Company has and will continue to exclude the dilutive effect, if any, of the convertible notes from its earnings per share calculation until such ownership limitations lapse.
(6) SAC Securitization Interests and Related Eddie Bauer Holdings Promissory Note
     In conjunction with the Company’s emergence from bankruptcy, ownership of Spiegel Acceptance Corporation (“SAC”) was transferred to the Company. SAC is a special-purpose entity which was created by the Company’s former parent, Spiegel in prior years to accomplish securitizations of certain credit card receivable portfolios and was not a party to the Chapter 11 bankruptcy filing. As of the Company’s emergence from bankruptcy, SAC owned a securitization interest (“Securitization Interest”) in subordinated amounts that might arise from post-emergence recoveries in certain pre-petition securitization transactions to which Spiegel and its subsidiaries were a party. During the bankruptcy process, the Company entered into a settlement agreement with MBIA Insurance Corporation (a guarantor of payments of the Spiegel Credit Card Master Note Trust, the “Note Trust”). Pursuant to the settlement agreement, SAC assigned to the MBIA Settlement Trust (the “Settlement Trust”) certain rights that SAC had in its seller’s interest, collateral or other interest in the Note Trust as of the effective date of the settlement agreement. In addition, in connection with its emergence from bankruptcy proceedings, Eddie Bauer issued a non-recourse promissory obligation (the “Promissory Note”) to a liquidating trust established for the benefit of the creditors of Spiegel (the “Creditor Trust”) pursuant to which Eddie Bauer is obligated to pay to the Creditor Trust 90% of any proceeds received by SAC in respect of these securitization interests.
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
     Subsequent to the termination of the Settlement Trust, the Company began accounting for its interest in the outstanding receivables received from the Note Trust under SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a

Transfer, (“SOP 03-3”). Under SOP 03-3, cash proceeds on the outstanding receivables are split between their accretable yield, which represents the difference between the estimated cash collections and the carrying value of the receivables, and the nonaccretable yield, which represents the excess of contractual cash flows over the estimated cash collections. The accretable yield is recognized as interest income, within other income (expense) on the Company’s statement of operations, using the effective interest method over the expected term of the receivables. Future decreases in estimated cash flows will be recognized as an impairment charge and corresponding valuation allowance against the outstanding receivables. Subsequent increases in the estimated cash flows, if any, will be recognized prospectively as an adjustment to the receivables’ accretable yield over the remaining life of the receivables, after first reversing any previously recorded valuation allowance. The liability for the Promissory Note that requires the Company to pay 90% of the cash flow from the receivables will continue to be accounted for at fair value and future changes in estimated cash payments (as a result of future increases or decreases in estimated cash flows of the outstanding receivables) will be recorded as an increase or decrease to the liability with a corresponding adjustment to other income (expense).
     During the three and six months ended June 30, 2007, $25,679 and $53,397 in cash was received related to the outstanding receivables under the SAC securitization interests. The cash received during the first two quarters of 2007 was greater than amounts previously projected to be collected as a result of higher collections related to financing charges. These increased collections resulted in the Company recognizing higher net accretion income during the first two quarters of 2007. Additionally, as noted in the table below, these increased collections resulted in the reclassification of $11,667 and $35,667 of nonaccretable difference (i.e. amounts of contractual receivables not expected to be collected) to accretable yield (i.e. projected cash collections) for the three and six months ended June 30, 2007. This additional projected accretable yield will be recognized by the Company over the remaining term of the outstanding receivables using the effective interest method. In accordance with the terms of the non-recourse promissory obligation established for the benefit of the creditors of Spiegel, 90% of the cash proceeds, which totaled $23,111 and $48,057, were paid to the Creditor Trust during the three and six months ended June 30, 2007, respectively.
     The table below summarizes the carrying amounts reflected in the Company’s balance sheets as of June 30, 2007 and December 30, 2006, respectively, related to the financing receivables and liabilities under the Promissory Note. No additional receivables were acquired during the three and six months ended June 30, 2007.

	At	At
	June 30,	December 30,
	2007	2006
Assets:
Financing receivables — current (a), (b)	$16,824	$45,978
Liabilities:
Current liabilities related to securitization note	$15,142	$41,380

(a)	No amounts have been recorded as an allowance for uncollectible accounts as of June 30, 2007 and December 30, 2006.

(b)	The contractual amount of the receivables outstanding as of June 30, 2007 and December 30, 2006 were $110,376 and $150,180, respectively.
     A rollforward of the accretable yield related to the receivables is as follows:
Accretable Yield upon Settlement Trust termination:

Cash flows expected to be collected as of acquisition date	$50,158
Less: Carrying value as of acquisition date	45,978

Accretable Yield as of December 30, 2006	$4,180

Reclassification from nonaccretable difference during the three months ended March 31, 2007 (a)	$24,000
Accretion income recognized during the three months ended March 31, 2007	(11,201)

Accretable Yield as of March 31, 2007	$16,979
Reclassification from nonaccretable difference during the three months ended June 30, 2007 (a)	11,667
Accretion income recognized during the three months ended June 30, 2007	(13,042)

Accretable Yield as of June 30, 2007	$15,604

(a)	The reclassification from nonaccretable difference during the three and six months ended June 30, 2007 resulted from an increase in actual cash collections from financing charges during the first two quarters of 2007 and projected cash collections from financing charges over the remaining term of the receivables.
The table below reflects the statement of operations activity for the three and six months ended June 30, 2007 and July 1, 2006:

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Statement of Operations:
Accretion income related to receivables from securitization interests	$13,042	$4,729	$24,243	$9,305

Accretion expense related to liabilities from securitization interests	(11,738)	(4,255)	(21,819)	(8,374)

Net accretion income recorded in other income (expense)	$1,304	$474	$2,424	$931
(7) Intangible Assets
     Summarized below are the carrying values for the major classes of intangible assets that are amortized under SFAS No. 142 as well as the carrying values of those intangible assets that are not amortized.

	At	At
	June 30,	December 30,
	2007	2006
Intangible assets subject to amortization:
Customer lists — Useful life of 3.5 years
Gross amount	$9,000	$9,000
Accumulated amortization	(6,640)	(5,530)

Net carrying value	$2,360	$3,470

Licensing agreements — Useful life of 6 years
Gross amount	$35,000	$35,000
Accumulated amortization	(11,666)	(8,750)

Net carrying value	$23,334	$26,250

Intangible assets not subject to amortization:
Goodwill	$114,765	$114,765
Trademarks	$185,000	$185,000
     The following table presents the estimated amortization expense related to the Company’s intangible assets subject to amortization for each of the following periods:

Estimated amortization expense for fiscal years:
2007 (including $2,013 and $4,026 recorded during the three and six months ended June 30, 2007, respectively)	$8,052
2008	$7,085
2009	$5,833
2010	$5,833
2011	$2,917

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
     As a result of weak retail sales due partially to a continued poor apparel retail market in Germany, in January 2007 Eddie Bauer Germany made the decision to close all of its retail stores. Eddie Bauer Germany will continue to sell its products through its catalogs, website and outlet stores. Earnings (losses) of foreign joint ventures for the three and six months ended June 30, 2007 included earnings related to Eddie Bauer Germany of $1.0 million and losses of $0.5 million, respectively. Equity earnings from Eddie Bauer Germany for the second quarter of 2007 included earnings of $0.7 million related to updated estimates of previously recorded losses related to the store closing reserves recorded by Eddie Bauer Germany during the first quarter of 2007. Equity losses for Eddie Bauer Germany for the six months ended June 30, 2007 included approximately $1.7 million of losses related to the Company’s proportionate share of losses related to the store closings. The Company recognized $0.7 million of the impairment charges in December 2006, therefore $1.0 million of additional store closing cost related charges were reflected in the Company’s equity losses during the first six months of 2007. Additionally, during the first six months of 2007 the Company forgave collection of $0.5 million of royalty accounts receivable balance from Eddie Bauer Germany to fund a portion of the Company’s share of losses related to Eddie Bauer Germany’s store closing costs. This represented a non-cash transaction that the Company reflected as a reduction to its accounts receivable balance and an increase to its investment in Eddie Bauer Germany during the first six months of 2007.
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
     Advances under the revolving credit facility may not exceed a borrowing base equal to various percentages of Eddie Bauer, Inc.’s eligible accounts receivable balances and eligible inventory, less specified reserves. The revolving credit facility is secured by a first lien on Eddie Bauer, Inc.’s inventory and certain accounts receivable balances and by a second lien on all of Eddie Bauer, Inc.’s other assets other than the Company’s Groveport, Ohio distribution facility. The revolving credit facility is guaranteed by Eddie Bauer and certain of its subsidiaries. The Company’s availability under the revolving credit facility was $86.8 million as of June 30, 2007. As of June 30, 2007, the Company had $12.5 million of letters of credit outstanding and no amounts had been drawn under the revolving credit facility.
     Borrowings under the revolving credit facility bear interest at:
•	LIBOR plus 1.25% if the average aggregate outstanding (based upon the preceding calendar month) is less than $75 million, or

•	LIBOR plus 1.50% if the average aggregate outstanding is greater than or equal to $75 million.
     In addition, the Company is required to pay an unused commitment fee of 0.25% per annum on the unused amount, plus a letter of credit fee. The revolving credit facility is scheduled to terminate on June 21, 2010.
     The agreement requires that at any time the availability under the agreement is less than 10% of the maximum revolver available, the Company is required to maintain a consolidated fixed charge coverage ratio (as defined therein) of at least 1.25:1.00. The agreement also limits the Company’s capital expenditures (net of landlord contributions) to $60 million in 2007 and 2008, and $70 million in 2009 and 2010. Finally, there are additional covenants that restrict the Company from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in its capital stock; from entering into certain guarantees; from incurring debt and liens subject to limits specified within the agreement; and other customary covenants. As of June 30, 2007, the Company’s most recent quarterly compliance reporting date, the Company was in compliance with the covenants under the facility.
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
     The term loan included financial covenants, including a consolidated leverage ratio (as defined therein) and a consolidated fixed charge coverage ratio (as defined therein). In addition to the financial covenants, the agreement limited the Company’s capital expenditures (net of landlord contributions) to $45 million in 2007, $60 million in 2008, and $70 million in each of 2009, 2010 and 2011. Finally, there were additional covenants that restricted the Company from entering into certain merger, consolidation and sale transactions outside the normal course of business; making certain distributions or changes in its capital stock; entering into certain guarantees; incurring debt and liens subject to limits specified within the agreement; and other customary covenants. The covenant relief that the Company obtained as a result of the April 2006 amendment to the term loan would have expired after the first quarter of 2007 resulting in the reestablishment of the original terms related to the financial covenants. As a result of the Company’s expectation that it would not meet certain of the financial covenants during 2007, it entered into the refinancing transaction discussed below during April of 2007.
     Refinancing Transaction
     On April 4, 2007, Eddie Bauer, Inc. entered into an amended and restated term loan agreement with various lenders, Goldman Sachs Credit Partners L.P., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (the “Amended Term Loan Agreement”). The Amended Term Loan Agreement amends the term loan agreement the Company entered into on June 21, 2005 (the “Prior Term Loan Agreement”). The Company entered into the Amended Term Loan Agreement as a result of its expectation that it would not meet certain of the financial covenants within its Prior Term Loan Agreement during 2007. In connection with the amendment and restatement of the Prior Term Loan Agreement pursuant to the Amended Term Loan Agreement, $48.8 million of the loans were prepaid, reducing the principal balance from $273.8 million to $225 million. The Company recognized a loss on extinguishment of debt of $3.3 million in April 2007, which represented the unamortized deferred financing fees of the Prior Term Loan Agreement. This loss on extinguishment was reflected within other income (expense) on the Company’s statement of operations during the three and six months ended June 30, 2007. The Company incurred $5.9 million of financing fees related to the Amended Term Loan Agreement and convertible notes issuance (discussed further below), which the Company capitalized as deferred financing fees. These deferred financing fees are being amortized over the terms of the Amended Term Loan Agreement and convertible notes agreement. The Amended Term Loan Agreement extends the maturity date of the Prior Term Loan Agreement to April 1, 2014, and amends certain covenants of the Prior Term Loan Agreement. As of June 30, 2007, $224.4 million was outstanding under the term loan.
     Interest on the Amended Term Loan Agreement is calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.25% in the case of base rate loans, or LIBOR plus 3.25% for Eurodollar loans. Interest requirements for both base rate loans and Eurodollar loans are reset on a monthly basis. For the quarter ended June 30, 2007, interest for base rate loans was calculated as the greater of the prime rate or the Federal funds effective rate plus 2.00% or 2.25%, depending upon the Company’s consolidated senior secured leverage ratio (as defined therein) and interest for Eurodollar loans was calculated as LIBOR plus 3.00% to 3.25%, depending upon the Company’s consolidated senior secured leverage ratio (as defined therein). As of June 30, 2007, the Company’s amended term loan had an interest rate of LIBOR of 5.32% plus 3.25%, for a total interest rate of 8.57%. Interest is payable quarterly on the last day of each March, June, September and December for base rate loans, and for Eurodollar loans having an interest period of three months or less, the last day of such interest period or for Eurodollar loans having an interest period of longer than three months, each day that is three months after the first day of such interest period.
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
     The financial covenants under the Amended Term Loan Agreement include:
The Company’s consolidated senior secured leverage ratio calculated on a trailing basis must be equal to or less than:
•	5.75 to 1.00 for the fiscal quarters ending June 30, 2007 through December 31, 2007;

•	5.50 to 1.00 for the fiscal quarters ending March 31, 2008 and June 30, 2008;

•	5.25 to 1.00 for the fiscal quarter ending September 30, 2008;

•	5.00 to 1.00 for the fiscal quarter ending December 31, 2008;

•	4.00 to 1.00 for the fiscal quarters ending March 31, 2009 and June 30, 2009;

•	3.75 to 1.00 for the fiscal quarter ending September 30, 2009;

•	3.50 to 1.00 for the fiscal quarter ending December 31, 2009; and

•	thereafter being reduced on a graduated basis to 2.50 at March 31, 2012 and beyond.
     In addition, the Company’s consolidated fixed charge coverage ratio (as defined therein) calculated on a trailing four fiscal quarter basis must be equal to or greater than:
•	0.75 to 1.00 for the fiscal quarters ending June 30, 2007 through December 31, 2007;

•	0.80 to 1.00 for the fiscal quarter ending March 31, 2008;

•	0.90 to 1.00 for the fiscal quarters ending June 30, 2008 through December 31, 2008; and

•	thereafter increasing on a graduated basis to 1.10 to 1.00 at March 31, 2012 and beyond.
     The financial covenants under the Amended Term Loan Agreement are less restrictive than the financial covenants contained within the Prior Term Loan Agreement. In addition to the financial covenants, the Amended Term Loan Agreement limits the capital expenditures of the Company and its subsidiaries (net of landlord contributions) to $45 million in 2007, $50 million in 2008, $60 million in 2009, and $70 million in 2010 through 2014. Finally, there are additional covenants that restrict the Company and its subsidiaries from entering into certain merger, consolidation and sale transactions outside the normal course of business, making certain distributions or changes in its capital stock, entering into certain guarantees, incurring debt and liens subject to limits specified within the agreement, and other customary covenants. As of June 30, 2007, the Company’s most recent quarterly compliance reporting date, the Company was in compliance with the covenants of the Amended Term Loan Agreement.
     Convertible Notes
     On April 4, 2007, the Company closed its offering of $75 million aggregate principal amount of convertible senior notes. The convertible notes have a maturity date of April 1, 2014 and pay interest at an annual rate of 5.25% semiannually in arrears on April 1 and October 1 of each year, beginning October 1, 2007 unless earlier redeemed, repurchased or converted. As a condition of the private placement, on July 6, 2007, the Company filed a shelf registration statement under the Securities Act of 1933 relating to the resale of the convertible notes and the common stock to be issued upon conversion of the convertible notes pursuant to a registration rights agreement. See further description of the Company’s requirements under the registration rights agreement in Note 14.
     The convertible notes are fully and unconditionally guaranteed by all of the Company’s existing and future subsidiaries that are parties to any domestic credit facilities, whether as a borrower, co-borrower or guarantor, including Eddie Bauer, Inc. The convertible notes are unsecured and senior obligations of the Company and rank equally in right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to any subordinated indebtedness. The Company has not provided separate financial statements for the guarantor subsidiaries or consolidating financial statements of the Company as Eddie Bauer Holdings, Inc. and the non-guarantor subsidiaries do not conduct any operations and do not have significant assets.

     The convertible notes are not convertible prior to the termination of the Company’s ownership limitations contained in its certificate of incorporation, which will occur not later than January 4, 2009 except upon the occurrence of certain specified corporate transactions, as set forth in the indenture governing the convertible notes. Following the termination of the ownership limitations and prior to April 1, 2013, holders may convert all or a portion of their notes under the following circumstances: (i) during any calendar quarter commencing after June 30, 2007 if the last reported sale price of the Company’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (ii) during the five business day period after any 10 consecutive trading-day period (“measurement period”) in which the trading price per $1,000 principal amount of notes for each day in the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (iii) upon the occurrence of specified corporate transactions, as set forth in the indenture governing the convertible notes. On or after April 1, 2013, holders may convert their notes at any time prior to 5:00 pm, New York City time, on the business day immediately preceding the maturity date. The initial conversion rate, which is subject to adjustment, for the notes was 73.8007 shares per $1,000 principal amount of notes (which represented an initial conversion price of approximately $13.55 per share). Upon conversion, the Company has the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of its common stock, provided that if the notes are converted prior to termination of the ownership limitations, the Company must pay cash in settlement of the converted notes. A holder will receive cash in lieu of any fractional shares.
     Upon the occurrence of certain fundamental changes, including certain change of control transactions as set forth in the indenture governing the convertible notes, the Company will be required to offer to repurchase the convertible notes for cash at 100% of the principal amount thereof plus accrued and unpaid interest and additional interest, if any, to but not including the date of repurchase. In the event of certain events of default under the indenture either the trustee thereunder or the holders of at least 25% in principal amount of the then-outstanding convertible notes may declare 100% of the principal of the convertible notes and accrued and unpaid interest, including additional interest, to be due and payable.
     As a result of the requirement that the Company settle any conversion of the notes occurring prior to the termination of the ownership limitations contained in its certificate of incorporation in cash, the conversion features contained within the convertible notes are deemed to be an embedded derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). In accordance with SFAS 133, the embedded derivative related to the conversion features requires bifurcation from the debt component of the convertible notes and a separate valuation. The Company recognizes the embedded derivative as an asset or liability on its balance sheet and measures it at its estimated fair value, and recognizes changes in its estimated fair value in other income (expense) in the period of change.
     With the assistance of a third party, the Company estimated the fair value of the embedded derivative primarily using the Black-Scholes model and other valuation methodologies which resulted in an estimated fair value of $21.2 million as of the issuance date for the convertible notes. The estimated fair value of the conversion features is recorded with the convertible note liability on the Company’s balance sheet. The estimated fair value of the embedded derivative will be adjusted at each reporting date in the future. The Company estimated the fair value of the conversion features to be $27.3 million as of June 30, 2007 and accordingly recognized $6.1 million within other expense during the three months ended June 30, 2007.
     As a result of the bifurcation of the embedded derivative related to the conversion features of the notes under SFAS 133, the carrying value of the convertible notes at issuance was $53.8 million. The Company is accreting the difference between the face value of the notes and the carrying value, which totaled $21.2 million as of the date of issuance, as a charge to interest expense using the effective interest rate method over the term of the convertible notes. The Company recognized $518 of discount amortization within interest expense during the three months ended June 30, 2007, which resulted in an effective interest rate of 11.05% related to the convertible notes.
(10) Derivatives
     The Company uses derivative instruments primarily to manage exposure to fluctuations in interest rates, to lower its overall costs of financing and to manage the mix of floating- and fixed-rate debt in its portfolio. The Company’s derivative instruments as of June 30, 2007 and December 30, 2006 included an interest rate swap agreement. Additionally, the Company’s convertible notes included an embedded derivative as discussed further in Note 9. In April 2007, the Company amended and refinanced its senior term loan. Prior to the amendment of its term loan, the Company had an interest rate swap which totaled $147,375 and $147,750 as of March 31, 2007 and December 30, 2006, respectively. The interest rate swap agreement effectively converted 50% of the outstanding amount under the term loan, which had floating-rate debt, to a fixed-rate by having the Company pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement was made for the difference between the fixed rate of 4.665% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The interest rate swap agreement was scheduled to terminate in conjunction with the termination of the Prior Term Loan Agreement in June 2011. On April 4, 2007, the Company terminated its interest rate swap agreement that had been designated as a cash flow hedge of the Prior Term Loan Agreement as a result of its entering into the Amended Term Loan Agreement. Upon termination, the Company received $1,015 in settlement of the interest rate swap and recognized a gain of $63 within other income on the Company’s statement of operations.
     On April 5, 2007, the Company entered into a new interest rate swap agreement and designated the new interest rate swap agreement as a cash flow hedge of the Amended Term Loan Agreement which it executed on April 4, 2007. The new interest rate swap agreement had a notional amount of $99.8 million as of June 30, 2007. The interest rate swap agreement was designated as a cash flow hedge of the Company’s Amended Term Loan Agreement and effectively converts 44% of the outstanding amount under the Amended Term Loan Agreement, which has a floating-rate of interest to a fixed-rate by having the Company pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. No portion of the interest rate swap was excluded from the assessment of the hedge’s effectiveness. Because all critical terms of the derivative hedging instrument and the hedged forecasted transaction were not identical, the interest rate swap did not qualify for the “shortcut method” of accounting as defined in SFAS 133. On a quarterly basis, the Company assesses and measures the effectiveness of the cash flow hedge using the changes in variable cash flows method. In performing its assessment as of June 30, 2007, the fair value of the interest rate swap was determined to be $1,199 and the changes in the cash flows of the derivative hedging instrument were within 80 to 125 percent of the opposite change in the cash flows of the hedged forecasted transaction and therefore the Company concluded that the hedge was highly effective. Accordingly, the Company recorded the effective portion of the cash flow hedge, which totaled $1,199 ($743 net of tax) as of June 30, 2007 within other comprehensive income on its balance sheet. No amount of the cash flow hedge was determined to be ineffective. The amounts reflected in other comprehensive income will be reclassified into interest expense in the same period in which the hedged debt affects interest expense. The Company estimates that no amounts will be reclassified into interest expense within the next 12 months. No amounts were recognized in the statement of operations resulting from a cash flow hedge for which it was not probable that the original forecasted transaction would occur. The new interest rate swap agreement is scheduled to terminate in April 2012.
(11) Income Taxes
     The Company’s income tax benefits for the three and six months ended June 30, 2007 were $582 and $1,697, respectively. The Company’s income tax benefit for year-to-date 2007 is lower than its benefit at the U.S. Federal statutory tax rate of 35% primarily due to non-deductible interest accretion expense on its securitization interest liability. The Company’s U.S. Federal tax rate, net of state tax benefits and excluding the impact of discrete items, for fiscal 2007 is projected to be approximately 4.0%, while its Canadian tax rate for fiscal 2007 is projected to be approximately 34.6%, for a combined effective tax rate of 2.0%. The Company made no changes to its tax valuation allowance during the three or six months ended June 30, 2007.
     The Company’s income tax expense for the three and six months ended July 1, 2006 was $32,591 and $28,670, respectively, which included $23,462 of expense in the second quarter associated with the increase in the Company’s valuation allowance related to its NOLs. During the second quarter of 2006, the Company reassessed its long-range plan, which resulted in a decrease in the Company’s projected taxable income during 2006 and 2007. Due to the projected decreases in taxable income during 2006 and 2007, which represent the periods prior to the effective date of restrictions under the Internal Revenue Code’s Section 382 for NOL utilization, the Company projected that a larger amount of its NOLs would expire and go unused. Excluding the impact of the income tax expense associated with the Company’s valuation allowance increase, the Company’s income tax expense for the six months ended July 1, 2006 was $5,208, which primarily included income tax expense associated with the Company’s taxable income for its Canadian operations and tax expense associated with non-deductible foreign tax credits. The Company recognized no income tax benefit on the losses related to its U.S. operations for the six months ended July 1, 2006 as the tax benefits would increase the Company’s NOLs, which would require a full valuation allowance.
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $467 in its liabilities for unrecognized tax benefits which was accounted for as an increase to its January 1, 2007 balance of accumulated deficit of $329 and an increase in the balance of non-current deferred tax assets of $138. No material changes were made to the Company’s liabilities for unrecognized tax benefits during the three months ended June 30, 2007. Included in the balance at June 30, 2007 is $329 of tax positions which, if recognized, would affect the Company’s effective tax rate in a future period. While it is expected that the amount of unrecognized tax benefits will change during 2007, the Company does not expect the change to have a significant impact on its results of operations or financial position. The Company recognizes interest accrued related to unrecognized tax benefits and penalties within income tax expense.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and state and local examinations by tax authorities for years prior to 2003, subject to certain exceptions. The Canadian Revenue Authority (“CRA”) commenced an examination of the Company’s subsidiaries’ Canadian federal income tax returns for 2002-2003 (Eddie Bauer Customer Services, Inc.) and 2003-2004 (Eddie

Bauer Canada, Inc.). As of June 30, 2007 the CRA has not proposed significant adjustments to the tax returns as filed. The Company is not currently able to anticipate whether or not adjustments would result in a material change to its financial position.
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
     The components of the Company’s net periodic benefit cost related to its post-retirement healthcare and life insurance plans were as follows:

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net benefit cost:
Service cost	$62	$99	$124	$178
Interest cost	121	147	242	283
Amortization of prior service cost	(18)	—	(36)	—
Recognized net actuarial (gain)	(20)	—	(40)	—

Total expense	$145	$246	$290	$461

Contributions to the post-retirement benefit plans totaled $163 and $202 for the three and six months ended June 30, 2007, respectively. Contributions to the post-retirement benefit plans totaled $98 and $230 for the three and six months ended July 1, 2006, respectively. In fiscal 2007, total contributions to the post-retirement benefit plans are expected to be $654.
Pension Plan
     As discussed above, the Company assumed the costs and obligations associated with the former Spiegel pension plan upon the Company’s emergence from bankruptcy.
     The components of the Company’s net periodic benefit related to the former Spiegel pension plan were as follows:

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	712	731	1,424	1,462
Expected return on assets	(902)	(921)	(1,804)	(1,843)

Total benefit	$(190)	$(190)	$(380)	$(381)

The Company made contributions to the pension plan during the three and six months ended June 30, 2007 of $691. The Company made no contributions to the pension plan during the three or six months ended July 1, 2006. In fiscal 2007, total contributions to the pension plan are expected to be $1,124.

(13) Stock Based Compensation
     The impact of stock options and restricted stock units (RSUs) on net income (loss) was as follows:

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Stock option compensation expense	$318	$437	$1,209	$889
RSU compensation expense	1,106	2,641	4,874	5,470

Total pre-tax equity based compensation expense	1,424	3,078	6,083	6,359
Tax impact	(555)	—	(2,372)	—

Total after-tax equity based compensation expense	$869	$3,078	$3,711	$6,359

     On June 12, 2007, the Company’s board of directors approved restricted stock awards to the Company’s directors. Each director other than William E. Redmond, Jr. and Howard Gross received a grant of 15,070 restricted stock units. Mr. Redmond and Mr. Gross each received a grant of 7,535 restricted stock units, for a total of 120,560 restricted stock awards granted to all directors. The restricted stock awards for each director, other than Mr. Redmond and Mr. Gross, included an award of 7,535 for fiscal 2006 and an award of 7,535 for fiscal 2007. The fiscal 2006 awards are subject to a three-year vesting schedule with one-third vesting on August 17, 2007, one-third vesting on August 7, 2008 and one-third vesting on August 13, 2009. The fiscal 2007 awards are subject to a three-year vesting schedule with one-third vesting on August 7, 2008, one-third vesting on August 13, 2009 and one-third vesting on August 12, 2010. Additionally, 6,375 stock options and an RSU grant of 2,125 RSUs were made to a newly hired officer of the Company effective June 25, 2007.
     Unrecognized compensation costs related to stock options and RSUs totaled approximately $1,943 and $6,472 as of June 30, 2007, which are expected to be recognized over weighted average periods of 1.4 and 1.5 years, respectively. No cash was received from stock option exercises during the three or six months ended June 30, 2007. Additionally, no shares of common stock were issued during the three months ended June 30, 2007 for vested RSUs.
     Stock option compensation expense and RSU compensation expense recorded during the three months ended March 31, 2007 included $594 and $2,624, respectively, for accelerated vesting of stock options and RSUs related to the resignation of the Company’s CEO as discussed further in Note 2. During the three months ended March 31, 2007, the Company issued 138,589 shares related to vested RSUs, including 133,334 related to the accelerated vesting of RSUs of the Company’s former CEO. See Note 2 for further discussion of newly issued stock option and RSU grants to the Company’s new CEO hired effective July 9, 2007. The Company will begin to recognize stock based compensation expense related to these stock options and RSUs during in the third quarter of 2007.
(14) Commitments, Guarantees and Contingencies
     Litigation
     On or about June 15, 2006, a class action was filed against Eddie Bauer, Inc. in Los Angeles Superior Court in the State of California in an action entitled Tara Hill v. Eddie Bauer, Inc., alleging, among other things, that Eddie Bauer, Inc.: (1) did not provide plaintiffs with adequate wage statements; (2) did not reimburse plaintiffs for business-related expenses; (3) forced plaintiffs to buy Eddie Bauer clothing; (4) did not timely pay plaintiffs at the cessation of employment; and (5) improperly required the plaintiffs to work during rest and meal periods without compensation. Based on these allegations, plaintiffs asserted various causes of action, including those under the California Labor Code and California Business and Professions Code. On April 23, 2007, the Company reached a settlement related to the class action suit, which has not yet received court approval. Preliminary approval papers were filed with the court on July 18, 2007, and a hearing is noticed for early August 2007. The Company recorded $1.6 million related to the settlement which is reflected within selling, general and administrative expenses for the three months ended March 31, 2007.
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
     Registration Rights Agreement
     As discussed in Note 9, the Company issued $75 million in convertible notes in April 2007. In conjunction with the convertible notes offering, the Company executed a registration rights agreement. In accordance with the registration rights agreement, the Company must use its reasonable best efforts to file a shelf registration statement covering resales of the notes, the subsidiary guarantees and the common stock issuable upon the conversion of the notes and to cause the shelf registration statement to be declared effective as promptly as possible but in no event later than the 180th day after the original date of issuance of the notes (e.g. April 4, 2007). Additionally, in accordance with the registration rights agreement, subject to certain rights to suspend use of the shelf registration statement, the Company must use its reasonable best efforts to keep the shelf registration statement effective until the date there are no longer any registrable securities. The Company has agreed to pay predetermined additional interest to the holders of the notes if the shelf registration statement is not made effective as described above. The additional interest will accrue at a rate per year equal to 0.25% for the first 90 calendar days after the occurrence of the event and 0.5% thereafter of the outstanding principal amount, with certain specified exceptions. The Company has no other liabilities for monetary damages with respect to the registration obligations, except that if the Company breaches, fails to comply with or violates some provisions of the registration rights agreement, the holders of the notes may be entitled to equitable relief, including injunction and specific performance. In accordance with FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, (“FSP EITF 00-19-2”), the Company has not recognized a liability associated with the registration rights agreement as it is not probable.
        Appointment of CEO
        See Note 2 for discussion of the employment agreement related to the Company’s new CEO.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto in this quarterly report on Form 10-Q and the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our Annual Report on Form 10-K filed with the SEC on March 29, 2007, as amended and with our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the SEC on May 14, 2007.
EXECUTIVE OVERVIEW
Business Summary
     Eddie Bauer is a specialty retailer that sells casual sportswear and accessories for the modern outdoor lifestyle. Our primary target customers are women and men who are 30-54 years old with an average annual household income of $75,000. Eddie Bauer is a nationally recognized brand that we believe stands for high quality, innovation, style and customer service. Founded in 1920, Eddie Bauer has an established reputation in the outerwear market and was ranked as the number four outerwear brand in a survey conducted by Women’s Wear Daily in July 2007. Eddie Bauer also ranked number twenty-seven in the Women’s Wear Daily Top 100 Brands in the July 2007 survey.
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
     As of June 30, 2007, we operated 377 stores, consisting of 257 retail stores and 120 outlet stores in the U.S. and Canada. During the three and six months ended June 30, 2007, we had 6.9 and 15.5 million, respectively, visits to our two websites and circulations of approximately 22.1 and 37.3 million, respectively, catalogs.
     In addition, we are minority participants in joint venture operations in Japan and Germany. As of June 30, 2007, Eddie Bauer Japan operated 47 retail stores and nine outlet stores, distributed 11 major catalogs annually and operated a website located at www.eddiebauer.co.jp and Eddie Bauer Germany operated three retail stores and two outlet stores, distributed six major catalogs annually and operated a website located at www.eddiebauer.de. As a result of weak retail sales due partially to a continued poor apparel retail market in Germany, in January 2007 Eddie Bauer Germany made the decision to close all of its retail stores. Eddie Bauer Germany anticipates that it will close two of its three remaining retail stores by August 2007 and the remaining store in Spring of 2008. Eddie Bauer Germany will continue to sell its products through its catalogs, website and outlet stores. We also license the Eddie Bauer name to various consumer product manufacturers and other retailers whose products complement our modern outdoor lifestyle brand image.
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
     Recent Developments
     Merger Agreement
     On November 13, 2006, we announced that we had entered into a merger agreement with Eddie B Holding Corp., a company owned by affiliates of Sun Capital Partners, Inc. and Golden Gate Capital. Under the terms of the merger agreement, all of the Company’s outstanding shares of common stock were to be converted into the right to receive $9.25 per share in cash upon closing of the transaction. On February 8, 2007, at a special meeting of our stockholders to vote on the transaction, an insufficient number of shares were voted in favor of approving the proposed sale. Following this stockholder vote, on February 8, 2007 we terminated the merger agreement. Our results of operations for the first quarter were negatively impacted by a $5 million termination fee we were required to pay in accordance with the merger agreement. As a result of the terminated merger agreement, Eddie Bauer has continued to operate as a stand-alone publicly traded company. We intend to continue to operate the business and implement initiatives in substantial conformance with our previously announced plans.
     CEO Resignation and Appointment of New CEO
     On February 9, 2007, we announced that Fabian Månsson resigned from his position as Chief Executive Officer and President of the Company and as a member of the Board of Directors of the Company effective February 9, 2007. In conjunction with Mr. Månsson’s resignation, we recorded $8.4 million of expense, including $3.2 million of accelerated stock based compensation expense, during the first quarter which Mr. Månsson was entitled to receive pursuant to the terms of his pre-existing employment agreement. On June 15, 2007, we announced that our Board of Directors appointed Neil S. Fiske as our new President and Chief Executive Officer effective July 9, 2007 for a term of three years.
     Term Loan Refinancing
     On April 4, 2007, we entered into an amended and restated term loan agreement with various lenders, which amended the term loan agreement we entered into on June 21, 2005 upon our emergence from bankruptcy. In connection with the amendment, we prepaid $48.8 million of the loans, which reduced the principal balance from $273.8 million to $225 million. The amended term loan agreement extended the maturity date to April 1, 2014, and amends certain covenants of the prior term loan agreement. Additionally, on April 4, 2007, we closed our offering of $75 million aggregate principal amount of convertible senior notes. The convertible notes have a maturity date of April 1, 2014 and pay interest at an annual rate of 5.25% unless earlier redeemed, repurchased or converted. See further discussion below of both the amended term loan agreement and convertible notes offering within “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
     Initiatives
     We are committed to turning our business around and revitalizing Eddie Bauer by continuing to implement previously announced initiatives and by actively changing initiatives that are not performing up to our expectations. Although we believe our strategies will stabilize and improve our business in the long term, this process comes with significant risks and challenges and will take time. Despite seeing positive results from these initiatives during the fourth quarter of 2006 and first half of 2007, we must continue to focus on implementing these and other initiatives and making improvements in our merchandise collection in order to develop a sustainable trend of improving results.
     2007 Update
     Our primary focus with the 2006 Fall/Holiday line and continuing forward into 2007 has been to re-align the product offering with the needs and preferences of our 30-54 year-old core customers. We have made progress in getting back to the fundamentals, including:
•	Taking advantage of Eddie Bauer’s unique outdoor heritage;

•	Implementing a back-to-basics merchandising strategy, with core styles, neutrals and heritage pieces;

•	Merchandising with our core 30 to 54 year-old customer in mind – addressing fits and age-appropriate styling and construction;

•	Emphasizing more product-specific marketing rather than wardrobing, particularly in our catalogs; and

•	Continuing with the rollout of our loyalty program, as discussed further below.
     We have seen improved results in both our men’s and women’s lines. Customer response to the 2006 Fall/Holiday line and 2007 Spring collection has been encouraging, as evidenced by increases in comparable store sales of 9.5% and 0.9% in the first and second quarters of 2007, respectively, and an increase in sales in our direct channel in the first and second quarters of 2007 of 16.3% and 6.4%, respectively, when compared to the same prior year periods.
     The increases in comparable store sales have been primarily in our retail stores, where comparable store sales have increased 16.4% and 4.6% in the first and second quarters of 2007, respectively. Comparable store sales in outlet stores have not shown the same level of improvement; having increased 0.3% and declined 4.5% in the first and second quarters of 2007, respectively.
     We believe that to improve the productivity of our retail and outlet stores, strengthen the brand, and improve profitability and enterprise value, we must take further actions as summarized in five key initiatives outlined below.

     Brand
     We must enhance and improve the image of the Eddie Bauer brand in the minds of our current customers and target customers. Although the brand name is well recognized, we believe that it has lost some of its core identity through conflicting and confusing changes in direction over the years. We will seek to re-establish the Eddie Bauer brand as an active, outdoor, lifestyle brand and draw on its strong history to rebuild equity, identity and differentiation. All elements of our message must reinforce these themes, including catalog and website images and narrative, labels, in-store displays and signage, and media advertising. In addition, these messages must be confirmed by the customer’s shopping experience. Our products must exhibit the historical high quality and our customers must experience the legendary customer service that has been a hallmark of the business since it was founded by Eddie Bauer in 1920.
     Merchandise
     Although the merchandise collection has been re-aligned to some degree over the last three quarters, we expect that we will make further changes to the product offering to reinforce the Eddie Bauer brand as the premier active, outdoor, lifestyle brand, and to expand our customer base. We have an opportunity to put more emphasis on our men’s business and re-establish Eddie Bauer as a true dual gender, premium brand of exceptional quality, value and service across all channels. In addition, we will focus additional resources and energy on improving and expanding our outerwear category, consistent with our strong heritage and our brand focus. Finally, as we refine our merchandising strategy, we will be more focused and well edited, with fewer, yet bigger, merchandising statements that cut through more clearly to our customers.
     Marketing
     Our most significant and meaningful marketing vehicle remains our catalog mailings and will remain so for the foreseeable future. We will continue to leverage these catalog mailings with marketing messages that reinforce the brand position, and our marketing vehicles must align to the new brand image, tell our key stories and fully represent the Eddie Bauer active, outdoor lifestyle. Our multi-channel capabilities provide a significant advantage and our marketing efforts will seek to capitalize on the value of our multi-channel customers. We do not anticipate a significant increase in advertising in the near term.
     Costs
     Several initiatives to reduce costs and improve efficiency are underway, including efforts to streamline our supply chain and logistics. These initiatives focus on distribution, freight, product sourcing, and non-merchandise procurement. These initiatives may involve fundamental changes in the way we conduct our business and certain of these changes may not show measurable results until the second half of fiscal 2008.
     Talent
     Neil Fiske, our permanent Chief Executive Officer, started on July 9, 2007. One of his top priorities is filling open positions on the senior management team, attracting talented executives to lead the Company to success and strengthening Eddie Bauer’s core team. We recently added a Senior Vice President, Human Resources to the team, and we are actively searching for a permanent Chief Financial Officer and General Counsel. In addition, we intend to further strengthen the organization with key hires for sourcing and supply chain activities. We believe that the recent addition of a permanent Chief Executive Officer is a fundamental key step in attracting talented individuals to these and other important positions in the Company.
     In addition to the foregoing five key initiatives, certain other ongoing matters are described as follows:
Loyalty Program
     On September 6, 2006, we launched our first full-scale customer loyalty program, Eddie Bauer Friends, for Eddie Bauer customers based on the results of a limited pilot program that we had tested since mid-2004. The loyalty program allows customers in the United States to accrue points that may be redeemed for Eddie Bauer rewards certificates or used toward acquiring special Eddie Bauer merchandise. The full terms and conditions of the loyalty program are available at www.eddiebauerfriends.com. As of June 30, 2007, approximately 1.9 million customers have enrolled in our loyalty program.
     We continue to evaluate the performance of our loyalty program on an on-going basis. We believe that the program will be a valuable tool in driving customer purchases and fostering customer loyalty while facilitating our ability to track and market to our customers.
Real Estate
     During the second quarter of 2007, we opened six new retail stores and four new outlet stores, for total year-to-date openings of seven retail stores and six outlet stores. In fiscal 2007, we intend to open approximately 21 new retail stores and seven new outlet stores (including those opened during the first half of 2007) and expect to close approximately 29 retail stores and one outlet store, which were all closed during the first quarter of 2007. We financed the opening of the new stores and intend to finance additional store openings through cash provided by operations and our revolving credit facility. We estimate that capital expenditures to open a store will approximate $0.9 million and $0.5 million per store for retail and outlet stores, respectively. In substantially all instances, this capital investment is funded partially by the landlords of the leased sites. The portion funded by landlords typically ranges from 25% to 50%. Additionally, we expect initial inventory purchases for the new retail and outlet stores to average approximately $0.3 million and $0.5 million, respectively. The number of stores we ultimately open during any given year will depend on our ability to obtain suitable locations on favorable terms, our working capital, general economic conditions, and the terms of our debt agreements. In addition to closing under-performing stores and opening new stores, our strategy includes right-sizing our existing stores, mainly through downsizing and relocations. We are generally satisfied with the retail store prototype size of approximately 5,500 square feet (excluding outlet stores). Currently, approximately 60% of our retail stores fall within 15% of this prototype size. We do not anticipate a significant change in store count over the short term, as we focus on increasing store productivity, as measured by sales per square foot, driven by our branding, merchandising and marketing initiatives. As we improve productivity, we will have the opportunity to develop a longer-term real estate strategy that more appropriately balances our retail and outlet store counts. During the first half of 2007, we completed a substantial majority of the build-out of our office space at our new leased headquarters in Bellevue, Washington and have completed the relocation of our headquarters personnel to this new facility.
     Outlook
     To increase our profitability and generate cash for future growth, we will need to effectively leverage our existing multi-channel infrastructure and increase our productivity as measured by our comparable store sales and sales per square foot in our retail and outlet stores and through higher year-over-year sales in our direct channel. Improvement in our gross margins and profitability also depends upon our ability to source our products at cost effective prices, control our transportation and energy costs and reduce our need for inventory markdowns. Additionally, our ability to control store occupancy and buying costs and efficiently manage our back-end operations and fixed costs will also impact our future gross margins and profitability. Despite our strategy to design products that appeal to our target customers, changes in customer preferences or demand or lack of customer response to these designs could result in increased costs and lower margins if we are required to increase our inventory markdowns or redesign our product offerings. We anticipate continuing our loyalty program during 2007, which will result in higher cost of sales and put pressure on our gross margin during fiscal 2007. We must continue to make improvements in the merchandise collection and improve our net merchandise sales in order to develop a sustainable trend of improving results.
     Second Quarter 2007 Overview
     Compared to the prior year quarter, net merchandise sales for the second quarter of 2007 were up $1.3 million, or 0.6%, and comparable store sales increased by 0.9%. Our gross margin and gross margin percentage for the second quarter of 2007 were $75.3 million and 35.4%, down from $79.7 million and 37.7% in the prior year quarter. Our operating loss of $10.1 million for the second quarter of 2007 increased $7.4 million from the prior year quarter primarily as a result of the $4.4 million decrease in our gross margin and a $3.0 million increase in our SG&A expenses. See further discussion of our gross margin and SG&A expenses within Results of Operations below.
     The slight increase in our net merchandise sales and comparable store sales during the second quarter reflected the continued impact of our product offering realignment which began in the fourth quarter of 2006. Comparable stores sales increased 9.5% and 0.9% during the first and second quarters of 2007, respectively. Additionally, results of our Spring collection, with sales primarily occurring in the latter part of the first quarter and during the second quarter, have shown positive increases in retail stores versus last year’s results, although sales softened late in the second quarter, particularly in June. As we analyze customer reactions to our Summer product collection, we believe that our darker color palette for Summer product did not resonate well with customers and may have been more appropriate for a Fall collection. As we continue to refine our merchandising strategy as described above, we will adjust our seasonal color palette to appropriately reflect seasonal preferences.

Results of Operations
     The following is a discussion of our results of operations for the three and six months ended June 30, 2007 and July 1, 2006.
Three and Six Months Ended June 30, 2007 compared to Three and Six Months Ended July 1, 2006
Revenues

	Three	Three		Six	Six
	Months ended	Months ended		Months ended	Months ended
	June 30,	July 1,		June 30,	July 1,
	2007	2006	Change	2007	2006	Change
	($ in thousands)
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Retail & outlet store sales:
Comparable store sales	$129,970	$128,758	$1,212	$237,012	$226,469	$10,543
Non-comparable store sales	21,404	25,061	(3,657)	50,784	53,260	(2,476)

Total Retail & outlet store sales	151,374	153,819	(2,445)	287,796	279,729	8,067
Direct sales	61,511	57,798	3,713	125,070	112,430	12,640
Other merchandise sales	2	12	(10)	35	40	(5)

Net Merchandise Sales	212,887	211,629	1,258	412,901	392,199	20,702
Shipping revenues	8,889	8,564	325	17,588	16,727	861
Licensing revenues	3,501	3,856	(355)	6,987	7,790	(803)
Foreign royalty revenues	1,546	1,580	(34)	3,088	3,226	(138)
Other revenues	163	113	50	407	301	106

Net Sales	$226,986	$225,742	$1,244	$440,971	$420,243	$20,728

Percentage increase (decrease) in comparable store sales	0.9%	(5.9)%	n/a	4.7%	(7.7)%	n/a

Number of retail stores:
Open at beginning of period	251	265	n/a	279	292	n/a

Opened during the period	6	3	n/a	7	3	n/a

Closed during the period	—	1	n/a	29	28	n/a

Open at the end of the period	257	267	n/a	257	267	n/a

Number of outlet stores:

Open at beginning of period	116	108	n/a	115	108	n/a

Opened during the period	4	1	n/a	6	1	n/a

Closed during the period	—	1	n/a	1	1	n/a

Open at the end of the period	120	108	n/a	120	108	n/a
Three Months Ended June 30, 2007 Compared to Three Months Ended July 1, 2006
     Net merchandise sales increased $1.3 million, or 0.6%, in the second quarter of 2007 versus the prior year quarter, which included a decrease of $2.4 million, or 1.6%, in our retail and outlet store sales and an increase of $3.7 million, or 6.4%, in our catalog and internet sales. Comparable store sales, which includes sales from both our retail and outlet stores, during the second quarter of 2007 increased 0.9%, or $1.2 million. The slight increase in our net merchandise sales and comparable store sales during the second quarter reflected the continued impact of our product offering re-alignment which began in the fourth quarter of 2006. Additionally, results of our Spring collection, with sales primarily occurring in the latter part of the first quarter and during the second quarter, have shown positive increases in retail stores versus last year’s results, although sales softened late in the second quarter, particularly in June. Net merchandise sales during the three months ended June 30, 2007 reflected a reduction of $2.1 million associated with our customer loyalty program as discussed further below. Non-comparable store sales, which includes sales associated with new, closed, non-comparable remodeled stores and certain financial adjustments, decreased $3.6 million, or 14.6%. The decrease in non-comparable store sales was driven by a higher level of sales from closed stores during 2006 and a larger impact of sales reductions resulting from financial adjustments in the current year, which are not included in our comparable store sales. These decreases to our non-comparable sales were partially offset by an increase in the sales associated with non-comparable stores (e.g. sales from retail and outlet stores that have not been open for one complete fiscal year and stores that are expanded or down-sized by more than 30% and have not been in operation in their new configuration for one complete fiscal year) in the current year versus the prior year.
Six Months Ended June 30, 2007 Compared to Six Months Ended July 1, 2006
     Net merchandise sales increased $20.7 million, or 5.3%, in the first half of 2007 versus the prior year period, which included an increase of $8.1 million, or 2.9%, in our retail and outlet store sales and an increase of $12.6 million, or 11.2%, in our catalog and internet sales. Comparable store sales, which includes sales from both our retail and outlet stores, during the first half of 2007 increased 4.7%, or $10.6 million. Non-comparable store sales decreased $2.5 million, or 4.7%. The decrease in non-comparable store sales was driven by a higher level of sales from closed stores during 2006 and a larger impact of sales reductions resulting from financial adjustments in the current year, which are not included in our comparable store sales. These decreases to our non-comparable sales were partially offset by an increase in the sales associated with non-comparable stores (e.g. sales from retail and outlet stores that have not been open for one complete fiscal year and stores that are expanded or down-sized by more than 30% and have not been in operation in their new configuration for one complete fiscal year) in the current year versus the prior year.

Cost of Goods Sold, Including Buying and Occupancy and Gross margin and gross margin %

	Three	Three		Six	Six
	Months ended	Months ended		Months ended	Months ended
	June 30,	July 1,		June 30,	July 1,
	2007	2006	Change	2007	2006	Change
	($ in thousands)
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Net Merchandise Sales	$212,887	$211,629	$1,258	$412,901	$392,199	$20,702
Cost of sales, including buying and occupancy	$137,562	$131,930	$5,632	$278,987	$263,890	$15,097

Gross margin	$75,325	$79,699	$(4,374)	$133,914	$128,309	$5,605
Gross margin as a % of net merchandise sales	35.4%	37.7%	(2.3%)	32.4%	32.7%	(0.3%)
     Our warehousing and distribution expenses (excluding occupancy costs related to our warehouses) and shipping costs are included in selling, general and administrative expenses. As a result, our gross margin and gross margin percentages may not be comparable to those of other retailers. Our warehousing and distribution expenses reflected in selling, general and administrative expenses for the three and six months ended June 30, 2007 were $7.1 million and $15.1 million, respectively. Our warehousing and distribution expenses reflected in selling, general and administrative expenses for the three and six months ended July 1, 2006 were $7.2 million and $15.9 million, respectively. Our shipping costs reflected in selling, general and administrative expenses for the three and six months ended June 30, 2007 were $5.8 million and $11.7 million, respectively. Our shipping costs reflected in selling, general and administrative expenses for the three and six months ended July 1, 2006 were $5.0 million and $10.2 million, respectively.
     We record costs of sales expense and a liability for points earned by the customer related to our customer loyalty program which we introduced in mid-2006. The liability is recorded net of an estimated breakage amount, or the amount of reward points and certificates estimated to go unredeemed. We reduce the liability when a reward certificate is redeemed by the customer and record a reduction in the amount reflected within costs of sales expense and a reduction to revenue. The impact of our customer loyalty program for the three and six months ended June 30, 2007 was an increase to costs of sales expense of $2.0 million and $2.9 million, respectively, and a reduction to net merchandise sales of $2.1 million and $2.8 million, respectively, which resulted in a total impact to our gross margin for the three and six months ended June 30, 2007 of $4.1 million and $5.7 million, respectively.
Three Months Ended June 30, 2007 Compared to Three Months Ended July 1, 2006
     The $5.6 million increase in our costs of sales during the three months ended June 30, 2007 versus the prior year quarter reflected increases of $2.0 million in costs associated with our customer loyalty program as discussed above, $1.9 million of increased occupancy costs and $1.6 million higher merchandise costs. The $1.9 million increase in our occupancy costs included higher rent expenses and an increase in amortization of our leasehold improvements.
     Our gross margin percentage decreased to 35.4% in the second quarter of 2007, down from 37.7% in the second quarter of 2006. The 2.3 percentage point decrease in our gross margin percentage was due primarily to a 0.9 percentage point increases in our occupancy costs as a percentage of our net merchandise sales and a 1.9 percentage point impact to our gross margin percentage related to our customer loyalty program. Our occupancy costs were $39.2 million in the second quarter of 2007, up from $37.3 million in occupancy costs during the second quarter of 2006. Offsetting these decreases was a 0.5 percentage point improvement to our merchandise margins during the second quarter of 2007 versus the prior year quarter.
Six Months Ended June 30, 2007 Compared to Six Months Ended July 1, 2006
     The $15.1 million increase in our costs of sales during the six months ended June 30, 2007 versus the prior year period reflected increases of $10.2 million in our merchandise costs driven by the increase in merchandise sales, $2.9 million in costs associated with our customer loyalty program as discussed above, and $1.8 million in increased occupancy costs.
     Our gross margin percentage decreased to 32.4% in the first half of 2007, down from 32.7% in the first half of 2006. The 0.3 percentage point decrease in our gross margin percentage was due primarily to a 1.4 percentage point impact related to our customer loyalty program. This decrease to our gross margin percentage was partially offset by a 0.5 decrease in our occupancy costs as a percentage of our net merchandise sales and a 0.4 percentage point improvement in our merchandise margins. Our occupancy costs were $79.0 million in the first half of 2007, up from the $77.2 million in occupancy costs during the first half of 2006. The higher net merchandise sales during the current year resulted in a higher base in which to spread our fixed occupancy related costs, which resulted in the decrease in our occupancy costs as a percentage of our net sales in the current year period. Additionally, our intangibles amortization, which totaled $4.0 million during the first half of 2007 versus $4.7 million during the first half of 2006, resulted in an additional 0.2 percentage point improvement in our gross margin.

     Selling, general and administrative expenses

	Three	Three		Six	Six
	Months ended	Months ended		Months ended	Months ended
	June 30,	July 1,		June 30,	July 1,
	2007	2006	Change	2007	2006	Change
	($ in thousands)
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Selling, general and administrative expenses (SG&A)	$99,543	$96,574	$2,969	$211,340	$192,895	$18,445
SG&A as a % of net merchandise sales	46.8%	45.6%	1.2%	51.2%	49.2%	2.0%
Three Months Ended June 30, 2007 Compared to Three Months Ended July 1, 2006
     SG&A expenses for the second quarter of 2007 were $99.5 million, representing an increase of $3.0 million, or 3.1% from the prior year quarter. SG&A expenses as a percentage of net merchandise sales for the second quarter of 2007 were 46.8%, up from 45.6% in the prior year quarter. SG&A expenses in the second quarter of 2007 included $1.9 million of increased professional services; $1.0 million of increased advertising expenses; $0.7 million of higher shipping related expenses resulting from higher volumes associated with the increase in direct sales versus the prior year quarter and higher shipping rates; $0.7 million of increased incentive plan expenses and $0.7 million of higher building rent expense as a result of the move of our corporate headquarters facilities. These increases were partially offset by a $1.7 million decrease in stock-based compensation expense.
Six Months Ended June 30, 2007 Compared to Six Months Ended July 1, 2006
     SG&A expenses for the six months ended June 30, 2007 were $211.3 million, representing an increase of $18.4 million, or 9.6% from the prior year period. SG&A expenses as a percentage of net merchandise sales for the first half of 2007 were 51.2%, up from 49.2% in the prior year period, which primarily reflected the impact of the non-recurring expenses we incurred during the first quarter of 2007. SG&A expenses for the first quarter of 2007 included non-recurring expenses of the $5 million termination fee we were required to pay as a result of our stockholders not approving the merger agreement; $8.4 million of expense, including $3.2 million of accelerated stock based compensation expense, related to the resignation of our CEO; $1.4 million of legal and other costs related to our terminated merger agreement; and a $1.6 million charge related to a litigation settlement. SG&A expenses as a percentage of net merchandise sales excluding these non-recurring expenses was 47.2%. The $8.4 million of severance expense represented amounts which our former CEO was entitled to receive pursuant to the terms of his pre-existing employment agreement. SG&A expense during the first half of 2007 also increased versus the prior year period as a result of a $3.2 million increase in incentive plan expenses and $1.5 million of increased shipping expenses resulting from higher volumes associated with the increase in our direct sales versus the prior year period and higher shipping rates. These increases were partially offset by a $3.5 million reduction in stock compensation expenses, excluding the impact of the accelerated expense related to our CEO’s resignation.
     Equity in earnings (losses) of foreign joint ventures

	Three	Three		Six	Six
	Months ended	Months ended		Months ended	Months ended
	June 30,	July 1,		June 30,	July 1,
	2007	2006	Change	2007	2006	Change
	($ in thousands)
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Equity in earnings (losses) of foreign joint ventures	$1,270	$(704)	$1,974	$(154)	$(1,100)	$946

Three Months Ended June 30, 2007 Compared to Three Months Ended July 1, 2006
     Earnings of foreign joint ventures for the second quarter of 2007 of $1.3 million included earnings related to Eddie Bauer Germany of $1.0 million and earnings from Eddie Bauer Japan of $0.3 million. Equity earnings from Eddie Bauer Germany for the second quarter of 2007 included earnings of approximately $0.7 million related to updated estimates of previously recorded losses related to the store closing reserves recorded by Eddie Bauer Germany in prior periods. We recognized equity losses of $0.7 million in December 2006 and $1.6 million during the first quarter of 2007 related to Eddie Bauer Germany’s estimated losses related to its store closings. We may incur additional equity losses during 2007 related to Eddie Bauer Germany’s decision to close its retail stores as further restructuring plans are finalized. Eddie Bauer Germany anticipates that it will close two of its three remaining retail stores by August 2007 and the remaining store in Spring of 2008. Eddie Bauer Germany will continue to sell its products through its catalogs, website and outlet stores. Losses of foreign joint ventures for the second quarter of 2006 included losses related to Eddie Bauer Germany of $0.9 million and earnings from Eddie Bauer Japan of $0.2 million.
Six Months Ended June 30, 2007 Compared to Six Months Ended July 1, 2006
     Losses of foreign joint ventures for the first half of 2007 of $0.2 million included losses related to Eddie Bauer Germany of $0.5 million and earnings from Eddie Bauer Japan of $0.3 million. Losses of foreign joint ventures for the first half of 2006 of $1.1 million included losses related to Eddie Bauer Germany of $1.5 million and earnings from Eddie Bauer Japan of $0.4 million.
Interest expense

	Three	Three		Six	Six
	Months ended	Months ended		Months ended	Months ended
	June 30,	July 1,		June 30,	July 1,
	2007	2006	Change	2007	2006	Change
	($ in thousands)
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Interest expense	$6,316	$6,492	$(176)	$13,122	$12,240	$882
Three Months Ended June 30, 2007 Compared to Three Months Ended July 1, 2006
     Interest expense during the second quarter of 2007 decreased $0.2 million from the prior year quarter primarily as a result of a $1.3 million decrease in interest expense associated with our senior term loan which we refinanced in April 2007. As discussed further below, we refinanced our senior term loan and repaid $48.8 million of the term loan on April 4, 2007. The lower outstanding principal balance as well as a lower average interest rate during the current year quarter resulted in the decrease in interest expense. Additionally, interest expense related to our revolving line of credit decreased $0.1 million and we recorded $0.2 million of higher capitalized interest during the second quarter of 2007 versus the prior year quarter. These decreases in interest expense were partially offset by $1.5 million of interest expense, including the discount amortization, related to the $75 million of convertible notes we issued in April 2007. See further discussion below within “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of our refinanced senior term loan and convertible notes issued in April 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended July 1, 2006
     Interest expense during the first half of 2007 increased $0.9 million as compared to the prior year primarily as a result of the $1.5 million of interest expense, including the discount amortization, related to the $75 million of convertible notes we issued in April 2007. This increase was partially offset by a $0.6 million increase in our capitalized interest.
Other income (expense)

	Three	Three		Six	Six
	Months ended	Months ended		Months ended	Months ended
	June 30,	July 1,		June 30,	July 1,
	2007	2006	Change	2007	2006	Change
	($ in thousands)
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Other income (expense)	$(7,665)	$569	$(8,234)	$(6,094)	$1,535	$(7,629)
Three Months Ended June 30, 2007 Compared to Three Months Ended July 1, 2006
     Other expense of $7.7 million for the second quarter of 2007 included $6.1 million of expense associated with the adjustment to market value we recorded on the embedded derivative liability associated with our convertible notes and a $3.3 million loss on debt extinguishment related to the refinancing of our senior term loan as discussed further below. These expenses were partially offset by $1.3 million of net accretion income associated with the receivables and liabilities associated with our securitization interests, $0.3 million of interest income and $0.1 million of income associated with the termination of our interest rate swap agreement. See further discussion below related to the termination of our interest rate swap agreement in April 2007. Other income of $0.6 million for the second quarter of 2006 included $0.5 million of income associated with the net accretion on the receivables and liabilities associated with our securitization interests and $0.2 million of interest income. Offsetting the other income items recorded during the second quarter of 2006 was $0.1 million of expense associated with the ineffective portion related to our interest rate swap.
Six Months Ended June 30, 2007 Compared to Six Months Ended July 1, 2006
     Other expense of $6.1 million for the first half of 2007 included $6.1 million of expense associated with the adjustment to market value we recorded on the embedded derivative liability associated with our convertible notes and a $3.3 million loss on debt extinguishment related to the refinancing of our senior term loan. These expenses were partially offset by $2.4 million of net accretion income associated with the receivables and liabilities associated with our securitization interests, $0.6 million of interest income, $0.2 million of income associated with the ineffective portion of our interest rate swap recorded during the first quarter of 2007 and $0.1 million of income associated with the termination of our interest rate swap agreement in April 2007. Other income of $1.5 million for the first half of 2006 included $0.9 million of income associated with the net accretion on the receivables and liabilities associated with our securitization interests and $0.6 million of interest income.
Income tax expense (benefit)

	Three	Three		Six	Six
	Months ended	Months ended		Months ended	Months ended
	June 30,	July 1,		June 30,	July 1,
	2007	2006	Change	2007	2006	Change
	($ in thousands)
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Income tax expense (benefit)	$(582)	$32,591	$(33,173)	$(1,697)	$28,670	$(30,367)
Effective tax rate	2.6%	n/m		2.5%	n/m
Three Months Ended June 30, 2007 Compared to Three Months Ended July 1, 2006
     Our income tax benefit for the second quarter of 2007 was $0.6 million, representing an effective tax rate of 2.6%, compared to an income tax provision of $32.6 million for the second quarter of 2006. Our income tax benefit for the three months ended June 30, 2007 was lower than our benefit at the U.S. Federal statutory tax rate of 35% primarily due to non-deductible interest accretion expense on our securitization interest liability. There were no changes in our tax valuation allowance during the second quarter of 2007. Our income tax expense for the three months ended July 1, 2006 included $23.5 million of expense associated with the increase in our valuation allowance related to our NOLs. During the second quarter of 2006, we reassessed our long-range plan, which resulted in a decrease in our projected taxable income during 2006 and 2007. Due to the projected decreases in taxable income during 2006 and 2007, which represent the periods prior to the effective date of restrictions under the Internal Revenue Code’s Section 382 for NOL utilization, we projected that a larger amount of our NOLs would expire and go unused. We recognized no income tax benefit on the losses related to our U.S. operations for the three months ended July 1, 2006 because any tax benefits would increase our NOLs, which would require a full valuation allowance.

Six Months Ended June 30, 2007 Compared to Six Months Ended July 1, 2006
     Our income tax benefit for the first half of 2007 was $1.7 million, representing an effective tax rate of 2.5%, compared to an income tax provision of $28.7 million for the first half of 2006. Our U.S. Federal tax rate, net of state tax benefits and excluding the impact of discrete items, for fiscal 2007 is projected to be approximately 4.0%, while our Canadian tax rate for fiscal 2007 is projected to be approximately 34.6%, for a combined effective rate of 2.0%. Our income tax benefit is projected to be lower than our benefit at the U.S. Federal statutory tax rate of 35% primarily due to non-deductible interest accretion expense on our securitization interest liability. There were no changes in our tax valuation allowance during the first half of 2007. Our income tax expense for the first half of 2006 included the $23.5 million of expense in the second quarter associated with the increase in our valuation allowance related to our NOLs as discussed further above. Excluding the impact of the income tax expense associated with our valuation allowance increase, our income tax expense for the six months ended July 1, 2006 was $5.2 million, which primarily included income tax expense associated with our taxable income from our Canadian operations and tax expense associated with non-deductible foreign tax credits.
Liquidity and Capital Resources
     Cash Flow Analysis
     Six Months ended June 30, 2007 Compared to Six Months ended July 1, 2006

	Six Months	Six Months
	Ended	Ended
	June 30,	July 1,
	2007	2006
	($ in thousands)
	(Unaudited)
Cash flow data:
Net cash used in operating activities	$(17,293)	$(29,082)
Net cash used in investing activities	$(28,095)	$(18,562)
Net cash provided by (used in) financing activities	$15,617	$(21,136)
Net cash used in operating activities
     Net cash used in operating activities for the six months ended June 30, 2007 totaled $17.3 million, compared to $29.1 million for the six months ended July 1, 2006.
     Cash generated from our operations when excluding non-cash expenses (i.e., depreciation and amortization, gains/losses and impairments of property and equipment, equity in earnings (losses) of joint ventures, stock-based compensation expenses, market value adjustments on our embedded derivative liability, loss on extinguishment of debt and deferred income taxes) and other non-cash income totaled a negative $28.2 million for the six months ended June 30, 2007 compared to negative cash of $15.6 million in the prior year period driven primarily by higher SG&A expenses during the six months ended June 30, 2007 compared with the prior year period. Changes in our working capital for the six months ended June 30, 2007 resulted in $9.9 million of positive cash flow versus a $14.0 million use of cash during the six months ended July 1, 2006. The $9.9 million of positive cash flow during the first half of 2007 primarily resulted from an $11.9 million increase in our deferred rent obligations due to construction allowances received for both our stores and our new corporate headquarters; decreases of $5.4 million and $5.3 million in our inventory and accounts receivable balances due to seasonality; and a net $5.3 million in cash collected related to our financing receivables. These positive cash flows were partially offset by the $19.5 million decrease in our accrued expenses, which included decreases of $8.0 million, $8.2 million and $3.7 million in our sales returns and allowances, sales and payroll tax accruals and our current tax liability, respectively. The $14.0 million use of cash during the first half of 2006 primarily resulted from a $25.9 million reduction in our accrued expenses, which was primarily driven by decreases in our net merchandise sales and use taxes payable, deferred revenues, and allowances for sales returns of $5.5 million, $4.4 million and $7.0 million, respectively. These decreases reflected the seasonality of our merchandise sales as the sales during the first half of each year are typically less than the second half of the year which are driven by holiday-related sales. These decreases also reflected the overall decline in our merchandise sales in the first half of 2006 versus the first half of 2005. Additionally, our payroll and benefit related liabilities decreased $8.1 million primarily due to the payment of fiscal 2005 bonuses during the second quarter of 2006. Partially offsetting the decrease in our accrued expenses during the first half of 2006 was increases in operating cash of $7.9 million and $4.7 million related to declines in our accounts receivable and inventory, respectively.

     Net cash used in investing activities
     Net cash used in investing activities for the six months ended June 30, 2007 totaled $28.1 million, which primarily included $28.5 million of capital expenditures primarily related to our new corporate facilities and expenditures related to the new stores we opened during the first half of 2007. Net cash used in investing activities for the six months ended July 1, 2006 totaled $18.6 million and primarily included $18.9 million of capital expenditures primarily for store remodeling costs.
     Net cash provided by (used in) financing activities
     Net cash provided by financing activities for the six months ended June 30, 2007 totaled $15.6 million, which primarily included the $71.3 million of net proceeds from our $75 million convertible notes offering in April 2007, partially offset by the $52.3 million repayment of our senior term loan, including financing fees associated with the refinancing and a $3.4 million decrease in our bank overdraft position. Net cash used in financing activities for the six months ended July 1, 2006 totaled $21.1 million and included $22.5 million in repayments of our senior term loan and a $5.2 million decrease in our bank overdraft position, partially offset by $6.5 million of borrowings under our revolving credit facility.
Sources of Liquidity
     As of June 30, 2007, we had cash balances of $23.2 million. Our primary source of cash is the cash generated from our operations and borrowings under our revolving credit facility. The refinancing transaction which we entered into during April 2007 provided us with greater financial flexibility as a result of the amended financial covenants within the restated term loan agreement and lower interest expense as we implement our turnaround strategy. We are currently evaluating alternatives related to our outstanding financing receivables, including the possibility of monetizing the residual financing receivables through a potential sale. If sales and operating cash flow do not continue to reflect improvements from prior periods, we may not have sufficient capital resources to fund our operating plan. If we are unsuccessful in improving operating cash flow or if operating cash flow further deteriorates, we would need to seek additional sources of liquidity through the sale of assets, the assumption of additional debt or the issuance of equity. There can be no assurance that we would be successful in borrowing additional funds at reasonable rates of interest or issuing equity at a favorable valuation, or at all.
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
     Advances under the revolving credit facility may not exceed a borrowing base equal to various percentages of Eddie Bauer, Inc.’s eligible accounts receivable balances and eligible inventory, less specified reserves. The revolving credit facility is secured by a first lien on Eddie Bauer, Inc.’s inventory and certain accounts receivable balances and by a second lien on all of Eddie Bauer, Inc.’s other assets other than the Groveport, Ohio facility. The revolving credit facility is guaranteed by Eddie Bauer and certain of its subsidiaries. Our availability under the revolving credit facility was $86.8 million as of June 30, 2007. As of June 30, 2007, we had $12.5 million of letters of credit outstanding and no amounts had been drawn under the revolving credit facility.
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
     The agreement requires that at any time the availability under the agreement is less than 10% of the maximum revolver available, we are required to maintain a consolidated fixed charge coverage ratio (as defined therein) of at least 1.25:1.00. The agreement also limits our capital expenditures (net of landlord contributions) to $60 million in 2007 and 2008, and $70 million in 2009 and 2010. Finally, there are additional covenants that restrict us from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in our capital stock; from entering into certain guarantees; from incurring debt and liens subject to limits specified within the agreement; and other customary covenants. As of June 30, 2007, our most recent quarterly compliance reporting date, we were in compliance with the covenants under the facility.
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
     The term loan included financial covenants, including a consolidated leverage ratio (as defined therein) and a consolidated fixed charge coverage ratio (as defined therein). In addition to the financial covenants, the agreement limited our capital expenditures (net of landlord contributions) to $45 million in 2007, $60 million in 2008, and $70 million in each of 2009, 2010 and 2011. Finally, there were additional covenants that restricted us from entering into certain merger, consolidation and sale transactions outside the normal course of business; making certain distributions or changes in its capital stock; entering into certain guarantees; incurring debt and liens subject to limits specified within the agreement; and other customary covenants. The covenant relief that we obtained as a result of the April 2006 amendment to the term loan would have expired after the first quarter of 2007 resulting in the reestablishment of the original terms related to the financial covenants. As a result of our expectation that we would not meet certain of the financial covenants during 2007, we entered into the refinancing transaction discussed below during April of 2007.
     Refinancing Transaction
     On April 4, 2007, Eddie Bauer, Inc. entered into an amended and restated term loan agreement with various lenders, Goldman Sachs Credit Partners L.P., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (the “Amended Term Loan Agreement”). The Amended Term Loan Agreement amends the term loan agreement we entered into on June 21, 2005 (the “Prior Term Loan Agreement”). We entered into the Amended Term Loan Agreement as a result of our expectation that we would not meet certain of the financial covenants within our Prior Term Loan Agreement during 2007. In connection with the amendment and restatement of the Prior Term Loan Agreement pursuant to the Amended Term Loan Agreement, $48.8 million of the loans were prepaid, reducing the principal balance from $273.8 million to $225 million. We recognized a loss on extinguishment of debt of $3.3 million in April 2007, which represented the unamortized deferred financing fees of the Prior Term Loan Agreement. This loss on extinguishment was reflected within other income (expense) on our statement of operations during the three and six months ended June 30, 2007. We incurred $5.9 million of financing fees related to the Amended Term Loan Agreement and convertible notes issuance (discussed further below), which we capitalized as deferred financing fees. These deferred financing fees are being amortized over the terms of the Amended Term Loan Agreement and convertible notes agreement. The Amended Term Loan Agreement extends the maturity date of the Prior Term Loan Agreement to April 1, 2014, and amends certain covenants of the Prior Term Loan Agreement. As of June 30, 2007, $224.4 million was outstanding under the term loan.
     Interest on the Amended Term Loan Agreement is calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.25% in the case of base rate loans, or LIBOR plus 3.25% for Eurodollar loans. Interest requirements for both base rate loans and Eurodollar loans are reset on a monthly basis. For the quarter ended June 30, 2007, interest for base rate loans was calculated as the greater of the prime rate or the Federal funds effective rate plus 2.00% or 2.25%, depending upon our consolidated senior secured leverage ratio (as defined therein) and interest for Eurodollar loans was calculated as LIBOR plus 3.00% to 3.25%, depending upon our consolidated senior secured leverage ratio (as defined therein). As of June 30, 2007, our amended term loan had an interest rate of LIBOR of 5.32 % plus 3.25%, for a total interest rate of 8.57%. Interest is payable quarterly on the last day of each March, June, September and December for base rate loans, and for Eurodollar loans having an interest period of three months or less, the last day of such interest period or for Eurodollar loans having an interest period of longer than three months, each day that is three months after the first day of such interest period.
     In accordance with the Amended Term Loan Agreement, we are required to repay $562,500 on a quarterly basis from June 30, 2007 through December 31, 2013, with the remaining balance due upon maturity of the loan on April 1, 2014. The Amended Term Loan Agreement is secured by a first lien on certain real estate assets and trademarks and by a second lien on substantially all of the other assets of us, Eddie Bauer, Inc. and our subsidiaries. The Amended Term Loan Agreement includes mandatory prepayment provisions, including a requirement that 50% (reduced to 25% if our consolidated senior secured leverage ratio (as defined therein) on the last day of the relevant fiscal year is not greater than 2.00 to 1.00) of any excess cash flows, as defined in the Amended Term Loan Agreement and measured on an annual basis beginning December 31, 2007, be applied to repayment of the loan.
     The financial covenants under the Amended Term Loan Agreement include:
Our consolidated senior secured leverage ratio calculated on a trailing basis must be equal to or less than:
•	5.75 to 1.00 for the fiscal quarters ending June 30, 2007 through December 31, 2007;

•	5.50 to 1.00 for the fiscal quarters ending March 31, 2008 and June 30, 2008;

•	5.25 to 1.00 for the fiscal quarter ending September 30, 2008;

•	5.00 to 1.00 for the fiscal quarter ending December 31, 2008;

•	4.00 to 1.00 for the fiscal quarters ending March 31, 2009 and June 30, 2009;

•	3.75 to 1.00 for the fiscal quarter ending September 30, 2009;

•	3.50 to 1.00 for the fiscal quarter ending December 31, 2009; and

•	thereafter being reduced on a graduated basis to 2.50 at March 31, 2012 and beyond.
     In addition, our consolidated fixed charge coverage ratio (as defined therein) calculated on a trailing four fiscal quarter basis must be equal to or greater than:
•	0.75 to 1.00 for the fiscal quarters ending June 30, 2007 through December 31, 2007;

•	0.80 to 1.00 for the fiscal quarter ending March 31, 2008;

•	0.90 to 1.00 for the fiscal quarters ending June 30, 2008 through December 31, 2008; and

•	thereafter increasing on a graduated basis to 1.10 to 1.00 at March 31, 2012 and beyond.
     The financial covenants under the Amended Term Loan Agreement are less restrictive than the financial covenants contained within the Prior Term Loan Agreement. In addition to the financial covenants, the Amended Term Loan Agreement limits our capital expenditures (net of landlord contributions) to $45 million in 2007, $50 million in 2008, $60 million in 2009, and $70 million in 2010 through 2014. Finally, there are additional covenants that restrict us and our subsidiaries from entering into certain merger, consolidation and sale transactions outside the normal course of business, making certain distributions or changes in our capital stock, entering into certain guarantees, incurring debt and liens subject to limits specified within the agreement, and other customary covenants. As of June 30, 2007, our most recent quarterly compliance reporting date, we were in compliance with the covenants of the Amended Term Loan Agreement.
     Convertible Notes
     On April 4, 2007, we closed our offering of $75 million aggregate principal amount of convertible senior notes. The convertible notes have a maturity date of April 1, 2014 and pay interest at an annual rate of 5.25% semiannually in arrears on April 1 and October 1 of each year, beginning October 1, 2007 unless earlier redeemed, repurchased or converted. As a condition of the private placement, on July 6, 2007 we filed a shelf registration statement under the Securities Act of 1933 relating to the resale of the convertible notes and the common stock to be issued upon conversion of the convertible notes pursuant to a registration rights agreement.
     The convertible notes are fully and unconditionally guaranteed by all of our existing and future subsidiaries that are parties to any domestic credit facilities, whether as a borrower, co-borrower or guarantor, including Eddie Bauer, Inc. The convertible notes are unsecured and senior obligations of us and rank equally in right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to any subordinated indebtedness.
     The convertible notes are not convertible prior to the termination of our ownership limitations contained in our certificate of incorporation, which will occur not later than January 4, 2009 except upon the occurrence of certain specified corporate transactions, as set forth in the indenture governing the convertible notes. Following the termination of the ownership limitations and prior to April 1, 2013, holders may convert all or a portion of their notes under the following circumstances: (i) during any calendar quarter commencing after June 30, 2007 if the last reported sale price of our common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (ii) during the five business day period after any 10 consecutive trading-day period (“measurement period”) in which the trading price per $1,000 principal amount of notes for each day in the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (iii) upon the occurrence of specified corporate transactions, as set forth in the indenture governing the convertible notes. On or after April 1, 2013, holders may convert their notes at any time prior to 5:00 pm, New York City time, on the business day immediately preceding the maturity date. The initial conversion rate, which is subject to adjustment, for the notes was 73.8007 shares per $1,000 principal amount of notes (which represented an initial conversion price of approximately $13.55 per share). Upon conversion, we have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of our common stock, provided that if the notes are converted prior to termination of the ownership limitations, we must pay cash in settlement of the converted notes. A holder will receive cash in lieu of any fractional shares.
     Upon the occurrence of certain fundamental changes, including certain change of control transactions as set forth in the indenture governing the convertible notes, we will be required to offer to repurchase the convertible notes for cash at 100% of the principal amount thereof plus accrued and unpaid interest and additional interest, if any, to but not including the date of repurchase. In the event of certain events of default under the indenture either the trustee thereunder or the holders of at least 25% in principal amount of the then-outstanding convertible notes may declare 100% of the principal of the convertible notes and accrued and unpaid interest, including additional interest, to be due and payable.
     As a result of the requirement that we settle any conversion of notes prior to the termination of the ownership limitations contained in our certificate of incorporation in cash, the conversion features contained within the convertible notes are deemed to be an embedded derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). In accordance with SFAS 133, the embedded derivative related to the conversion features requires bifurcation from the debt component of the convertible notes and a separate valuation. We recognize the embedded derivative as an asset or liability on our balance sheet and measure it at its estimated fair value, and recognize changes in its estimated fair value in other income (expense) in the period of change.
     With the assistance of a third party, we estimated the fair value of the embedded derivative primarily using the Black-Scholes model and other valuation methodologies which resulted in an estimated fair value of $21.2 million as of the issuance date for the convertible notes. The estimated fair value of the conversion features is recorded with the convertible note liability on our balance sheet. The estimated fair value of the embedded derivative will be adjusted at each reporting date in the future. We estimated the fair value of the conversion features to be $27.3 million as of June 30, 2007 and accordingly recognized $6.1 million within other expense during the three months ended June 30, 2007.
     As a result of the required bifurcation of the embedded derivative related to the conversion features of the notes under SFAS 133, the carrying value of the convertible notes at issuance was $53.8 million. We are accreting the difference between the face value of the notes and the carrying value, which totaled $21.2 million as of the date of issuance, as a charge to interest expense using the effective interest rate method over the term of the convertible notes. We recognized $0.5 million of discount amortization within interest expense during the three months ended June 30, 2007, which resulted in an effective interest rate of 11.05% related to the convertible notes.
Interest Rate Swap Agreements
     We use derivative instruments primarily to manage exposures to fluctuations in interest rates, to lower our overall costs of financing and to manage the mix of floating- and fixed-rate debt in our portfolio. Our derivative instruments as of June 30, 2007 and December 30, 2006 included an interest rate swap agreement. Additionally, our convertible notes included an embedded derivative as discussed further above. In April 2007, we amended and refinanced our term loan. Prior to the amendment of our term loan, we had an interest rate swap which totaled $147.4 million and $147.8 million as of March 31, 2007 and December 30, 2006, respectively. The interest rate swap agreement effectively converted 50% of the outstanding amount under the term loan, which had floating-rate debt, to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement was made for the difference between the fixed rate of 4.665% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The interest rate swap agreement was scheduled to terminate in conjunction with the termination of the Prior Term Loan Agreement in June 2011. On April 4, 2007, we terminated our interest rate swap agreement that had been designated as a cash flow hedge of the Prior Term Loan Agreement as a result of our entering into the Amended Term Loan Agreement. Upon termination, we received $1.0 million in settlement of the interest rate swap and recognized a gain of $0.1 million within other income on our statement of operations.

     On April 5, 2007, we entered into a new interest rate swap agreement and designated the new interest rate swap agreement as a cash flow hedge of the Amended Term Loan Agreement which we executed on April 4, 2007. The new interest rate swap agreement had a notional amount of $99.8 million as of June 30, 2007. The interest rate swap agreement was designated as a cash flow hedge of our Amended Term Loan Agreement and effectively converts 44% of the outstanding amount under the Amended Term Loan Agreement, which has a floating-rate of interest to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. No portion of the interest rate swap was excluded from the assessment of the hedge’s effectiveness. Because all critical terms of the derivative hedging instrument and the hedged forecasted transaction were not identical, the interest rate swap did not qualify for the “shortcut method” of accounting as defined in SFAS 133. On a quarterly basis, we assess and measure the effectiveness of the cash flow hedge using the changes in variable cash flows method. In performing our assessment as of June 30, 2007, the fair value of the interest rate swap was determined to be $1.2 million and the changes in the cash flows of the derivative hedging instrument were within 80 to 125 percent of the opposite change in the cash flows of the hedged forecasted transaction and therefore we concluded that the hedge was highly effective. Accordingly, we recorded the effective portion of the cash flow hedge, which totaled $1.2 million ($0.7 million net of tax) as of June 30, 2007 within other comprehensive income on our balance sheet. No amount of the cash flow hedge was determined to be ineffective. The amounts reflected in other comprehensive income will be reclassified into interest expense in the same period in which the hedged debt affects interest expense. We estimate that no amounts will be reclassified into interest expense within the next 12 months. The new interest rate swap agreement is scheduled to terminate in April 2012.
Financial Condition
     At June 30, 2007 Compared to December 30, 2006
     Our total assets were $794.2 million as of June 30, 2007, down $61.7 million, or 7.2% from December 30, 2006. Current assets as of June 30, 2007 were $241.7 million, down $66.9 million from $308.6 million as of December 30, 2006. The decline in our current assets was driven primarily by a $30.0 million decrease in our cash and cash equivalents (see further discussion above under “Liquidity and Capital Resources — Cash Flow Analysis”), a $29.2 million decrease in our financing receivables related to securitization interests, and decreases of $5.7 million and $4.2 million in our accounts receivable and inventory balances, respectively. Our financing receivables related to our securitization interests decreased $29.2 million, which included cash collections of $53.4 million, partially offset by $24.2 million of accretion income during the first half of 2007.
     Non-current assets as of June 30, 2007 were $552.5 million, up $5.2 million from $547.3 million as of December 30, 2006 primarily due to increases in our property, plant and equipment resulting from capital expenditures during the first half of 2007.
     Our total liabilities were $508.1 million as of June 30, 2007, down $1.2 million, or 0.2%, from December 30, 2006. Current liabilities as of June 30, 2007 were $151.3 million, down $52.3 million from $203.6 million as of December 30, 2006. The decline in our current liabilities was driven by a $26.2 million decrease in our current liabilities related to our securitization note and an $18.5 million decline in our accrued expenses, which included decreases of $8.0 million, $8.2 million and $3.7 million in our sales returns and allowances, sales and payroll tax accruals and our current tax liability, respectively. Our current liabilities related to our securitization note decreased $26.2 million which included cash payments of $48.0 million, partially offset by $21.8 million of accretion expense during the first half of 2007.
          Non-current liabilities as of June 30, 2007 were $356.8 million, up $51.1 million from $305.7 million as of December 30, 2006 primarily due to our $75 million convertible notes issuance during April 2007 and a $12.6 million increase in our deferred rent obligations. These increases were partially offset by the $44.3 million decrease in our senior term loan resulting from the repayment of a portion of the loan in conjunction with the refinancing of our senior term loan in April 2007.
     Our stockholders’ equity as of June 30, 2007 totaled $286.1 million, down $60.5 million from December 30, 2006, driven primarily by our net loss recorded during the first half of 2007.
     Cash Requirements
     Our primary cash requirements for fiscal 2007 are to fund growth in working capital to support anticipated merchandise sales increases; capital expenditures to open new stores and refurbish existing stores; upgrade and maintain our distribution center and information technology systems and to relocate our corporate headquarters; and to make interest and principal payments on our senior term loan and convertible notes. We anticipate that our capital expenditures for 2007 will be approximately $62 million (including landlord contributions), of which approximately 60% relates to opening and remodeling of stores in accordance with our plans to realign our stores. Approximately $20 million of the capital expenditures will be funded by our landlords, resulting in net capital expenditures of approximately $42 million.

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
Contractual Obligations
     Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact our short and long term liquidity and capital resource needs. A table representing the scheduled maturities of our contractual obligations as of December 30, 2006 was included under the heading “Contractual Obligations” within our Form 10-K filed with the SEC on March 29, 2007, as amended. The only significant change in our contractual obligations since December 30, 2006, other than those which occur in the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations) resulted from (i) our entering into the Amended Term Loan Agreement during April 2007, (ii) the termination of our prior interest rate swap agreement and the execution of a new interest rate swap agreement during April 2007, and (iii) the issuance of $75 million in convertible notes in April 2007 as discussed further above. Taking into consideration the amendment, principal payments on our senior term loan are anticipated to be $1.7 million during 2007, $4.5 million during 2008-2009, $4.5 million during 2010-2011, and $214.3 million thereafter, for total principal payments of $225 million. Taking into consideration the amendment and our newly executed interest rate swap agreement, interest requirements on our amended senior term loan are anticipated to be $14.2 million during 2007, $37.7 million during 2008-2009, $37.4 million during 2010-2011, and $43.0 million thereafter, for total interest requirements of $132.3 million. Principal payments on our convertible notes are anticipated to be $75 million, assuming no conversion prior to their scheduled maturity in April 2014 and that the notes are not converted into our common stock. Interest payments on our convertible notes, assuming no conversion prior to their scheduled maturity in April 2014 and that the notes are not converted into our common stock, are anticipated to be $3.0 million during 2007, $8.0 million during 2008-2009, $8.0 million during 2010-2011, and $9.0 million thereafter, for total interest payments of $28.0 million. As more fully described above under “Convertible Notes”, the holders of the convertible notes have rights which may cause us to repurchase up to the entire aggregate face amount of the notes then outstanding at certain dates in the future.
     In addition to the above contractual obligations, we had $12.5 million of letters of credit outstanding as of June 30, 2007. See further discussion of our letters of credit under “Off-Balance Sheet Arrangements” below.
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
     Upon the termination of the Settlement Trust, SAC became the sole beneficial owner of the receivables held under the Note Trust and as a result, SAC has a unilateral right to terminate the Note Trust. Accordingly, effective December 2006, consistent with SFAS 140, the Note Trust is no longer accounted for as a qualifying special purpose entity. In conjunction with the termination of the Settlement Trust effective December 2006, the outstanding receivables and related liabilities under the Promissory Note were revalued to their fair values of $46.0 million and $41.4 million, respectively. During the six months ended June 30, 2007, we received $53.4 million in cash of which 90%, which totaled $48.1 million, was paid to the Creditor Trust. We are obligated to pay 90% to the Creditor Trust any future cash payments we receive with respect to these securitization interests.
     Insurance and Self-insurance
     We use a combination of insurance and self-insurance to cover a number of risks, including worker’s compensation, general liability, property and automobile liability and employee-related health care benefits, a portion of which is reimbursed by the employee. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. We believe that we have taken reasonable steps to ensure that we are adequately accrued for costs incurred related to these programs at June 30, 2007.
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
     As of September 30, 2006, our most recent measurement date, our estimated unfunded pension obligation was approximately $7.6 million and our estimated unfunded obligation related to the assumed post-retirement benefit plans was $8.4 million. We made contributions of $0.2 million and $0.7 million to our post-retirement benefit plans and pension plan, respectively, for the six month period ended June 30, 2007. Our contributions to the pension and post-retirement plans, including all employees covered by the plans, are estimated to total $1.1 million and $0.7 million, respectively, for fiscal 2007.
     During 2006, the Pension Protection Act of 2006 was enacted. We do not believe that this regulation will have a material impact on the funding obligations with respect to our pension and other benefit plans.

Off-Balance Sheet Arrangements
     As of June 30, 2007, we had $12.5 million in outstanding letters of credit. We had no other off-balance sheet financing arrangements as of June 30, 2007. Letters of credit, primarily merchandise vendor letters of credit, are important to our operations because they allow us to have payment on our behalf guaranteed by a bank which then pays the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. We subsequently record the payable to the vendor on our balance sheet at the time of merchandise title transfer. Additionally, we use stand-by letters of credit to support our worker’s compensation insurance and import customs bond programs. We are not aware of any material risks to the availability of our letters of credit.
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
     In addition to the critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2007, as amended, we’ve determined that the valuation of the embedded derivative liability associated with our convertible notes is also a critical accounting policy and estimate.
          Valuation of Derivative Instruments
     Nature of Critical Estimate
     We value certain embedded features within our convertible notes as derivative liabilities. In accordance with SFAS 133, the embedded derivative must be recorded at fair value and adjusted to fair value each quarter with differences in the fair value from quarter to quarter reflected in our results of operations.
          Assumptions/Approach Used
     We calculate the fair value of our embedded derivative liability associated with the conversion features within our convertible notes primarily using the Black-Scholes option pricing model, which requires the use of subjective assumptions including:

     Volatility — This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. Due to our limited stock price history, expected volatility is based upon historical and implied volatility for other companies in the retail industry.
     Risk-free interest rate — This is the U.S. Treasury yield curve in effect as of the end of the quarter having a term equal to the expected term of the conversion option.
     Expected years to conversion — This is the period of time over which the conversion options within the convertible notes are expected to remain outstanding.
          Effect if Different Assumptions Used
     Different estimates of the above items could result in higher or lower estimates of the fair value of our embedded derivative liability related to the conversion options at the end of each quarter. Accordingly, different fair values could result in increases or decreases in the amounts we recognize within other income (expense). We estimated the fair value of the conversion features to be $27.3 million as of June 30, 2007 and accordingly recognized $6.1 million within other expense during the three months ended June 30, 2007.
Inflation
     The rate of inflation over the past several years has not had a significant impact on our sales or profitability.
Recent Accounting Pronouncements
     See Note 4 to our interim financial statements included in this report for a discussion of recent accounting pronouncements.
Related Party Transactions
     We had no material related party transactions during the three or six months ended June 30, 2007.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary exposures to market risk relate to interest rates, changes in the value of our common stock and foreign exchange rates. We use certain derivative financial instruments, primarily interest rate swaps, to manage our interest rate risks. We do not use any derivatives to manage our foreign exchange risks. We do not use derivatives for trading purposes, to generate income or to engage in speculative activity.
Market Risk — Interest Rates
     We are exposed to interest rate risk associated with our revolving credit facility, the Amended Term Loan Agreement which we entered into in April 2007 and the convertible notes we issued in April 2007.
Revolving Credit Facility
     Our revolving credit facility bears interest at variable rates based on LIBOR plus a spread. As of June 30, 2007, our availability was approximately $86.8 million and no amounts had been drawn under the senior secured revolving credit facility.
Senior Secured Term Loan
     On April 4, 2007, we amended and restated our senior term loan agreement. In connection with the amendment and restatement, $48.8 million of the loans were prepaid, reducing the principal balance from $273.8 million to $225 million. As of June 30, 2007, the outstanding amount of our senior secured term loan totaled $224.4 million. Interest on the amended term loan is calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.25% in the case of base rate loans, or LIBOR plus 3.25% for Eurodollar loans. Interest requirements for both base rate loans and Eurodollar loans are reset on a monthly basis. For the quarter ended June 30, 2007, interest for base rate loans was calculated as the greater of the prime rate or the Federal funds effective rate plus 2.00% or 2.25%, depending upon our consolidated senior secured leverage ratio (as defined therein) and interest for Eurodollar loans was calculated as LIBOR plus 3.00% to 3.25%, depending upon our consolidated senior secured leverage ratio (as defined therein). As of June 30, 2007, our amended term loan had an interest rate of LIBOR of 5.32% plus 3.25%, for a total interest rate of 8.57%. See “Management’s Discussion and Analysis of Financial Condition — Sources of Liquidity — Refinancing Transaction” for a more detailed description of our amended term loan agreement.
     On April 4, 2007, we terminated our interest rate swap agreement that had been designated as a cash flow hedge of our senior secured term loan. We terminated the interest rate swap agreement as a result of the refinancing of our senior secured term loan on April 4, 2007. Upon termination, we received $1.0 million in settlement of the interest rate swap and recognized a gain of $0.1 million within other income (expense). Additionally, on April 5, 2007, we entered into a new interest rate swap agreement and designated the new interest rate swap agreement as a cash flow hedge of our refinanced $225 million senior secured term loan which we executed on April 4, 2007. The new interest rate swap agreement had a notional amount of $99.8 million as of June 30, 2007 and effectively converts 44% of the outstanding amount under the amended term loan, which has a floating-rate of interest to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The new interest rate swap agreement is scheduled to terminate in April 2012. Assuming a 10% increase in interest rates, the fair value of the new interest rate swap would be approximately $3.3 million at June 30, 2007. Assuming a 10% decrease in interest rates, the fair value of the interest rate swap would be approximately ($1.0) million at June 30, 2007.
Convertible Notes
     On April 4, 2007, we closed our offering of $75 million aggregate principal amount of convertible senior notes. The convertible notes have a maturity date of April 1, 2014 and pay interest at an annual rate of 5.25% unless earlier redeemed, repurchased or converted. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.
Market Risk – Change in Value of our Common Stock
     Our convertible notes contain certain features that allow the holder to convert their notes into shares of our common stock upon certain terms. See further discussion above under “Management’s Discussion and Analysis of Financial Condition — Sources of Liquidity — Refinancing Transaction” for a detailed description of the terms of conversion. The fair market value of the convertible notes is subject to market risk due to the convertible feature of the notes. The fair market value of the convertible notes will generally increase as the market price of our common stock increases and decrease as the market price falls.
     As a result of the requirement that we settle any conversion of notes prior to the termination of the ownership limitations contained in our certificate of incorporation in cash, the conversion features contained within the convertible notes are deemed to be an embedded derivative under SFAS 133. In accordance with SFAS 133, the embedded derivative related to the conversion features requires bifurcation from the debt component of the convertible notes and a separate valuation. We recognize the embedded derivative as an asset or liability on our balance sheet and measure it at its estimated fair value, and recognize changes in its estimated fair value in other income (expense) in the period of change. We determine the estimated fair value of the embedded derivative primarily using the Black-Scholes model and other valuation methodologies which resulted in an estimated fair value of $21.2 million as of the issuance date for the convertible notes. The Black-Scholes model and other valuation methodologies are complex and require significant judgments. In applying the Black-Scholes model, changes and volatility in our common stock price and the stock price of other comparable retailers and changes in risk-free interest rates could significantly affect the fair value of this derivative instrument. We estimated the fair value of the conversion features to be $27.3 million as of June 30, 2007 and accordingly recognized $6.1 million within other expense during the three months ended June 30, 2007.
Market Risk — Foreign Exchange
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). A disclosure control system, no matter how well conceived and implemented, can provide only a reasonable assurance that the objectives of such control system are satisfied. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. We have, however, designed into our process safeguards intended to reduce, though not eliminate, this risk. Based on management’s evaluation, our Chief Executive Officer and interim Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are not adequate and effective to ensure that material information relating to the Company including our consolidated subsidiaries would be made known to them by others within those entities.
Identification of Material Weaknesses and Other Control Deficiencies
     In preparing our financial statements as a stand-alone company since June 21, 2005, we identified several material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     Subsequent to our original Form 10 filing in December 2005, which was withdrawn on January 25, 2006, we identified several additional errors in our financial statements. In January 2007 we publicly announced that in the course of preparing our fiscal 2006 financial statements, we identified errors in our tax accounting for 2005 and prior years relating to the determination of deferred tax assets and goodwill on our balance sheet arising from the treatment of leasehold improvements. The errors announced in January 2007 were ultimately determined to be immaterial and have been corrected in the fiscal 2006 financial statements contained in our annual report on Form 10-K for the fiscal year ended December 30, 2006. Both sets of errors originally went undetected due to insufficient technical in-house expertise necessary to provide a sufficiently rigorous review. Identified weaknesses included the lack of sufficient controls to ensure adequate analysis and documentation regarding the application of numerous “fresh-start” accounting adjustments, including valuation of tangible and intangible assets and leases and assumption of employee benefit plan liabilities. In addition, a number of issues arose related to accounting for income taxes, including the development of the tax provision, accounting for NOLs and related valuation allowances, and identification and classification of deferred tax assets and liabilities. Several clerical and technical accounting errors, applicable to current and prior periods, were also identified pertaining to accounting for landlord incentives and deferred rent liability, hedge accounting for interest rate swaps and classification of activity in the statements of cash flows. In addition, our reliance upon manual closing and reconciliation systems and a lack of timely and sufficient financial statement account reconciliation and analysis had been identified as material weaknesses. As of December 30, 2006, permanent staffing with adequate technical expertise was not in place to support our ongoing accounting and reporting requirements for a public reporting company. Remediation plans to address the identified material weaknesses are being actively implemented.
     In conjunction with our preparation work for compliance with Section 404 of the Sarbanes-Oxley Act, management also identified control deficiencies pertaining to the security administration of various automated business applications which could potentially impact internal control over financial reporting. These relate primarily to granting and tracking access to our accounting and merchandising systems. Management is still in the process of assessing, evaluating and testing these deficiencies. If these issues are not remediated in a timely manner, these deficiencies, along with other deficiencies that may be identified during the remainder of our review and testing of internal control over financial reporting, may collectively be considered a material weakness.
     We will be subject for the first time to the SEC rules adopted pursuant to Section 404 of the Sarbanes-Oxley Act requiring public companies to include a report of management’s assessment on the Company’s internal control over financial reporting in our annual report on Form 10-K for our fiscal year ending December 29, 2007. Accordingly, management has not yet completed the assessment required by Section 404 and the SEC’s rules and regulations implementing such section. “Internal control over financial reporting” is the process designed by a company’s senior management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Accordingly management has not concluded that our internal control over financial reporting was effective as of and for the periods ended June 30, 2007, March 31, 2007, December 30, 2006, December 31, 2005 and July 2, 2005 (the fresh-start balance sheet date). To address the material weaknesses previously disclosed, we performed additional analysis and other post-closing procedures and retained additional external resources with extensive public company reporting expertise in order to prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States.
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
     During the second half of 2006, we encountered difficulties in recruiting for permanent positions for our various financial management roles as a result of the previously announced efforts to pursue strategic alternatives and the proposed merger. Currently, we are actively recruiting to fill those roles and are utilizing additional external resources to supplement current staffing. During the first half of 2007, we continued to make progress in addressing the material weaknesses and control deficiencies discussed above. We have:
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

     Our net merchandise sales have declined during the last several fiscal years, from $1.6 billion in fiscal 2000 to $1.0 billion in fiscal 2006. In addition, comparable store sales have also decreased in 23 of the 30 quarters since the beginning of fiscal 2000. Our customer database has also decreased, from approximately 8.9 million customers at the end of fiscal 2000 to approximately 8.0 million customers as of December 30, 2006. Customer traffic in our stores in 2007 has not kept pace with mall traffic and has declined from the prior year. We have taken, and intend to take, several strategic, operational and management actions designed to reconnect with our customers and revitalize Eddie Bauer as a premium quality brand. However, we cannot make assurances that the changes we have made, or the additional actions we are taking or intend to take, will be successful. For example:
•	our attempt to revitalize the brand and attract new customers may result in confusion among existing customers or the loss of existing customers;
•	our desire to attract additional female customers may result in the loss of existing male customers;
•	our addition of different price classifications may drive away existing customers and fail to attract new customers;
•	our efforts to increase traffic and sales in our retail stores may be costly and may not be effective; or
•	our marketing efforts to promote our revitalized brand may not be effective.
     If we cannot successfully revitalize the Eddie Bauer brand, or if the revitalization takes longer than anticipated, our business and our financial condition and results of operations will be adversely impacted. The results of the Fall/Holiday 2005 and the first three quarters of fiscal 2006 did not meet management expectations and indicated that our customers did not respond positively to all of the changes we made to our product offerings in our 2005 Fall/Holiday line. Compared to the same quarter in the prior year, net merchandise sales for the third and fourth quarters of fiscal 2005 were down $18.3 million and $29.5 million, respectively, or approximately 8.2% and 7.6%, respectively, and comparable store sales declined by 4.3% and 7.1%, respectively. Results for the first three quarters of fiscal 2006 had declines in net merchandise sales of $26.0 million, $17.8 million and $5.4 million, respectively, or approximately 12.6%, 7.7% and 2.7%, respectively. Comparable store sales also declined approximately 10.0%, 5.9% and 1.5% in the first, second and third quarters of fiscal 2006 compared to the same periods in the prior year. The decrease in net merchandise sales and a $77.6 million increase in impairment charges, resulted in an increase in our operating loss of $141.8 million for fiscal 2006 compared with the prior year. Our net merchandise sales and comparable store sales both increased in the fourth quarter of fiscal 2006 and the first six months of fiscal 2007 compared to the same periods in the prior fiscal years, but there can be no assurances that such increases will continue. If customer purchases lag behind our expectations, we may experience decreased net merchandise sales, negative comparable store sales and higher operating losses.
We face numerous challenges as a result of our involvement in the Spiegel bankruptcy process which, if not addressed, could have a material adverse effect on our business.
     Our primary operating subsidiary, Eddie Bauer, Inc., was previously owned by Spiegel, Inc. (“Spiegel”). In March 2003, Spiegel, together with 19 of its subsidiaries and affiliates, including Eddie Bauer, Inc., filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. In June 2005, we emerged from bankruptcy as a stand-alone company for the first time in 34 years pursuant to an Amended Joint Plan of Reorganization relating to the bankruptcy (the “Plan of Reorganization”) which became effective on June 21, 2005. As a result of our involvement in the Spiegel bankruptcy proceedings, we were required to take actions that we might not otherwise have taken as a stand-alone company, including:
•	distributing a significant portion of our cash flow and the proceeds of the $300 million senior secured term loan to the creditors of Spiegel, instead of reinvesting that capital in our business and infrastructure during the bankruptcy process;
•	borrowing significant amounts (including $300 million under the senior secured term loan and amounts from time to time under our senior secured credit facility of up to $150 million) and as a result becoming subject to the restrictions and limitations imposed by the lenders under our financing facilities;
•	limiting capital expenditures and investment into the infrastructure and growth of our company;
•	focusing on short term cash flow and operating income rather than long term sustainability of our company;
•	assuming ongoing obligations, equal to approximately $17 million as of June 2005, associated with Spiegel’s former pension and other retirement plans;
•	assuming the obligations of Spiegel and its subsidiaries to indemnify officers or employees for liability associated with their service;

•	selling and subsequently leasing back our corporate headquarters;
•	allocating substantial management resources to participating in the bankruptcy proceedings; and
•	inheriting facilities that were not optimally suited for our operations and, as a result, having to sell, streamline, consolidate or relocate some of these facilities.
     We have been operating as a stand-alone entity since June 2005 and face additional costs and risks as a result. We must continue to streamline the back-end distribution and logistics operations we inherited and reduce costs throughout our organization. We are still in the process of integrating our personnel, systems and operations, and we must do so while being subject to the constraints imposed on us as a result of the bankruptcy process. If we are unable to do so successfully, our business, financial condition and results of operations could be harmed.
If our management team cannot integrate effectively or if we cannot attract and retain qualified senior and middle management and associates, our business will be adversely affected.
     Most of the members of our senior management team have been in place for less than three years. Our new chief executive officer started on July 9, 2007 and our chief merchandising officer and head of design joined us in the Summer of 2004. Our senior vice president, general counsel and secretary recently resigned, and we are currently operating without a permanent chief financial officer. In addition, several other key positions are open, such as chief operating officer, chief marketing officer and vice president of direct. Our success will depend to a significant extent on our ability to attract qualified individuals to our leadership team and to retain the services of members of our senior management team in the long term through attractive incentive arrangements. Competition for qualified personnel is intense. We may not be able to retain current employees or attract new employees due to uncertainty relating to our business as a result of our emergence from bankruptcy and uncertainty concerning our pursuit of strategic alternatives and our failure to obtain stockholder approval of our proposed merger in February 2007. Additionally, it may take a significant amount of time for any new personnel to become integrated into our business and operations. The loss, for any reason, of the services of members of our management team or the failure to attract and retain additional members of our management team could have a material adverse effect on us.
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
In prior periods, we have disclosed that we had material weaknesses in our internal control over financial reporting. While we have been actively addressing these weaknesses through specific remediation plans, management has not completed the assessment required by Section 404 of the Sarbanes-Oxley Act. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods, as a result of existing or subsequently identified material weaknesses in internal control over financial reporting, which could result in investors losing confidence in the accuracy and reliability of our financial statements.
     In preparing our financial statements as a stand-alone company since June 21, 2005, we identified several material weaknesses in our internal controls over financial reporting as described further in Part I., Item 4. Controls and Procedures. We will need to continue to divert significant resources to address our currently known weaknesses. If we are unable to adequately remediate our currently known weaknesses or if we identify additional weaknesses, investors could lose confidence in the accuracy and reliability of our financial statements, which would cause the market price of our stock to decline and could lead to stockholder litigation.
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
     Factors that may impact our ability to maintain and grow our catalog sales include:
•	customer acceptance of our catalog presentations;

•	increases in paper and printing costs, postage rates and other costs relating to our catalog mailings;

•	a failure in the timing of catalog deliveries;

•	the implementation of government-mandated return policies that would require us to pay for all returns;

•	our inability to adequately replenish our customer database, which has decreased in each of the last several years, primarily due to the loss of customers who were private-label credit card holders in connection with the liquidation of First Consumers National Bank, which was a special-purpose bank of Spiegel that offered private-label credit cards imprinted with an Eddie Bauer, Newport News or Spiegel logo to qualifying customers; and

•	the accuracy, breadth and depth of the information contained in our customer database so we can correctly analyze our mailing lists and maximize our customer targeting efforts.
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
     Our processing, storage and use of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights. Our collection and processing of transactions through our websites require us to receive and store a large volume of personally identifiable data. This type of data is subject to legislation and regulation in various jurisdictions. Our business, financial condition and results of operations could be adversely affected if the laws and regulations are expanded, implemented or interpreted to require changes to our business practices and methods of data collection.
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
     In 2006, on a purchase value basis, we sourced approximately 84% of our products through Eddie Bauer International, Ltd. (“EBI”). In the quarterly period ended June 30, 2007, we sourced approximately 70% of our products through EBI. Our sourcing agreement with EBI is on a commission basis and is automatically renewed each year unless terminated by either party upon one year written notice. If the agreement with EBI were terminated or if the terms of the agreement were modified substantially and we did not find an appropriate replacement in a timely manner and on reasonable terms, or if we were unable to transition the EBI functions in-house in a cost effective manner, we could experience shortages or delays in receipt of our merchandise, higher costs and quality control issues. Any of these events could have a material adverse effect on our business, financial condition and results of operations. In addition, some of our competitors may perform all or a larger portion of their sourcing functions in-house, and, as a result, have lower sourcing costs than we do.
Our inability to streamline our back-end operations to serve as a stand alone entity or a significant disruption in back-end operations could adversely affect our business.
     As part of the Spiegel bankruptcy process, we transitioned our back-end operations, including our information technology systems, logistics and distribution and customer call centers to support our business on a stand-alone basis. The systems, networks, facilities and other infrastructure associated with these back-end functions were originally designed to support multiple Spiegel merchant divisions, and we are in the process of streamlining these operations to make them more appropriate for our business as a stand-alone entity. In addition, some of these systems, particularly relating to information technology, are dated and are an amalgamation of multiple applications, rather than one overarching state-of-the-art system. We will incur substantial costs in connection with updating and streamlining our information technology systems, and it is anticipated to take a significant amount of time. If we are unable to effectively streamline these systems and update them where necessary, this could have a material adverse effect on our business, financial condition and results of operations.
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
     We provide our joint venture partners in Germany and Japan with access to our designs, sourcing network, marketing materials, catalog photography, page layouts and general operational knowledge. We do not directly manage or control the sales, marketing or operational aspects of our joint venture partners. Our financial condition and results of operations may be adversely affected by our joint venture partners’ inability to market and sell merchandise and operate the joint venture effectively and in a manner consistent with our business plans. We also are subject to foreign currency exchange risk as our joint ventures submit payment to us in their respective local currencies and we convert to U.S. dollars at a daily rate upon payment. Our Eddie Bauer Germany joint venture has experienced weakness in its retail stores operation, and in January 2007 made the decision to close all of its retail stores. Eddie Bauer Germany anticipates that it will close two of its three remaining retail stores by August 2007 and the remaining store in Spring of 2008. We may record additional equity losses in future periods related to our proportionate share of the store closing costs.
Risks relating to our Financial Condition and Results of Operations
Our substantial amount of debt may limit the cash flow available for our operations and place us at a competitive disadvantage.
     In connection with the Plan of Reorganization, we and our subsidiaries entered into the $300 million senior secured term loan agreement and a $150 million senior secured revolving credit facility. Since that time, we and our subsidiaries refinanced the $300 million senior secured term loan by entering into a $225 million amended and restated senior secured term loan agreement and issued $75 million aggregate principal amount of 5.25% convertible senior notes due 2014. As a result, we have, and will continue to have a substantial amount of debt. Our level of debt:
•	requires us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt (currently 50% of our excess cash flow must be used to reduce our outstanding obligations under the Amended Term Loan on an annual basis), which reduces our funds available for working capital, capital expenditures and other general corporate purposes, and may also prevent us from taking advantage of business opportunities as they arise or successfully carrying out expansion plans, if any;

•	may result in higher interest expense if interest rates increase on our floating rate borrowings;

•	limits our flexibility in planning for or reacting to, and heightens our vulnerability to, changes or downturns in our business, the industry or in the general economy; and

•	limits our ability to pay future dividends.
      In addition, the terms of our debt contain various restrictive covenants that limit our ability to, among other things:

•	incur additional debt;

•	grant liens;

•	dispose of certain property;

•	make certain capital expenditures; and

•	engage in sale-leaseback transactions and transactions with affiliates.

     We are also required to meet a fixed charge coverage ratio and a leverage ratio under our term loan and, if certain availability thresholds are not met, a fixed charge coverage ratio under our revolving credit facility. We must improve our financial performance from current levels in order to remain in compliance with these covenants, and failure to comply may result in the term loan becoming due and payable. These restrictions and covenants inhibit our operational flexibility and restrict or prohibit our ability to take actions that could be beneficial to the holders of our securities. This may place us at a competitive disadvantage to our competitors who may not be subject to similar restrictions.
We experience fluctuations in our quarterly comparable store sales.
     The success of our business depends, in part, upon our ability to increase sales at our existing stores. Our comparable store sales have fluctuated over most quarters in the past three years, and we expect that they will continue to do so in the future. Since fiscal 2002, our quarterly comparable store sales have ranged from a decrease of 17.1% in the first quarter of fiscal 2002 to an increase of 4.7% in the first six months of fiscal 2007. Various factors affect our comparable store sales, including the number of stores we open and close in any period, the general retail sales environment, changes in our merchandise, competition, customer preferences, current economic conditions, energy prices, the timing of our releases of new merchandise and promotional events, the success of our marketing programs, the approach and timing of mark down strategies, weather conditions and the overlapping of existing store sales by new stores in existing markets.
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
Risks Relating to our Common Stock
An active trading market for our common stock may not continue to exist, and there can be no assurance as to the market price for our common stock.
     While our common stock is currently quoted on the NASDAQ Global Market, we cannot assure that an active market for our common stock will continue to exist. In addition, the market price for our common stock may be highly volatile. The information we provide in our public filings and announcements may be received negatively by our stockholders or by investors who have been trading in our stock and may cause them to sell their shares, which may cause the price of our common stock to decline. In addition, it is possible that investors who have been trading in our stock have been engaging in short-selling, which could further cause the price of our common stock to decline.
     The trading price of our common stock could also fluctuate due to the factors discussed in this “Risk Factors” section. The trading market for our common stock also may be influenced by the research and reports that industry or securities analysts publish about us or our industry. While there can be no assurance that any analysts will continue to cover our company, in the event that one or more of the analysts who may cover us now or in the future were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of analysts who may cover our company from time to time were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
     In addition, the stock market in general has experienced extreme price and volume fluctuations. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. The issuance of the convertible notes may result in the increased volatility of the sale price of our common stock as a result of, among other things, the short selling or hedging activities by our note holders. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
As a public company we will incur substantial additional costs to comply with securities laws, rules and regulations, including, in particular, Section 404 of the Sarbanes-Oxley Act.
     We have operated as a public company since June 2005. As a public company subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, we are required, among other things, to file periodic reports relating to our business and financial condition. In addition, beginning with our annual report for the year ending December 29, 2007, Section 404 of the Sarbanes-Oxley Act will require us to include a report with our annual report on Form 10-K that must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of that fiscal year and disclosure of any material weaknesses in internal control that we have identified. Additionally, our independent registered public accounting firm will be required to issue a report on their evaluation of the operating effectiveness of our internal control. Our assessment requires us to make subjective judgments and our independent registered public accounting firm may not agree with our assessment.

     Achieving compliance with Section 404 within the prescribed period will require us to incur significant costs and expend significant time and management resources. If we are unable to complete the work necessary for our management to issue its management report in a timely manner, or if we are unable to complete any work required for our management to be able to conclude that our internal control over financial reporting is operating effectively, we and our independent registered public accounting firm would be unable to conclude that our internal control over financial reporting is effective as of December 29, 2007. As a result, investors could lose confidence in our reported financial information or public filings, which could have an adverse effect on the trading price of our stock or lead to stockholders litigation. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is not operating effectively. The new laws, rules and regulations may also make it more difficult for us to attract and retain qualified independent members of our board of directors and qualified executive officers.
Risks Relating to the Convertible Notes
Applicable accounting rules relating to the conversion features of the notes will result in increased non cash interest expense and may cause volatility in our results of operations due to the requirement to adjust the derivative liability associated with the conversion features to fair value each quarter.
     As a result of the requirement that we settle any conversion of notes occurring prior to the termination of the ownership limitations contained in our certificate of incorporation in cash, the conversion features contained within the notes are deemed to be an embedded derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). In accordance with SFAS 133, the embedded derivative related to the conversion features requires bifurcation from the debt component of the notes and a separate valuation. We recognize the embedded derivative as either an asset or liability on our balance sheet, measure it at its estimated fair value and recognize changes in its estimated fair value within our results of operations each quarter. With the assistance of a third party, we estimate the fair value of the embedded derivative primarily using the Black-Scholes model and other valuation methodologies. The Black-Scholes model and other valuation methodologies are complex and require significant judgments. Additionally, given the volatility of our stock price and the stock price of other comparable retailers, which have a direct impact on our valuation, future changes in the estimated fair value of the conversion features of the notes may have a material impact on our results of operations.
     As a result of the required bifurcation of the embedded derivative related to the conversion features of the notes under SFAS 133, the carrying value of the notes at issuance was $53.8 million, which is significantly less than the $75 million face value of the notes. The difference between the face value and the carrying value of the notes as of the date of issuance will be reflected as an increase to our interest expense using the effective interest rate method over the term of the notes. This discount accretion will result in a significantly higher rate of noncash interest expense within our results of operations over the stated interest rate of the notes and a corresponding decrease to our net income.
Although the notes are referred to as “senior notes,” the notes are effectively junior to the rights of our and our subsidiary guarantors’ existing and future secured creditors and effectively subordinated to the existing and future indebtedness and other liabilities of our non-guarantor subsidiaries.
     The notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future senior unsecured indebtedness and senior in right of payment to any subordinated indebtedness. The notes are effectively junior to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness. In addition, the notes are effectively subordinated to all existing and future liabilities of our non-guarantor subsidiaries. These liabilities may include indebtedness, trade payables, guarantees, lease obligations and letter of credit obligations.
     The notes are guaranteed on a senior unsecured basis by all of our existing and future subsidiaries that are from time to time parties to any of our domestic credit facilities, whether as a borrower, co-borrower or guarantor. The subsidiary guarantees are general unsecured senior obligations of the subsidiary guarantors and will rank equally in right of payment with any existing and future senior unsecured indebtedness of the subsidiary guarantors and senior in right of payment to any subordinated indebtedness of the subsidiary guarantors. The subsidiary guarantees are effectively junior to all of the existing and future secured indebtedness of the subsidiary guarantors to the extent of the value of the assets securing such indebtedness.
     Our non-guarantor subsidiaries have no obligation to pay any amounts due on the notes and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Our right to receive any assets of any of our non-guarantor subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of the notes to participate in those assets, will be subordinated to the claims of that subsidiary’s creditors, including trade creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.

     Holders of our existing and future secured indebtedness will have claims that are senior to claims as holders of the notes, to the extent of the value of the assets securing such indebtedness. The notes will be effectively junior to existing secured financings and any future secured indebtedness incurred by us and the guarantors. As a result, in the event of any distribution or payment of our or a guarantor’s assets in any bankruptcy, liquidation or dissolution, holders of secured indebtedness will have prior claims to those assets that constitute their collateral. Holders of the notes will participate ratably with all holders of our unsecured indebtedness that is deemed to be of the same class as the notes, and potentially with all of our general creditors, based on the respective amounts owed to each holder or creditor, in our remaining assets. In any of the foregoing events, we cannot make assurances that there will be sufficient assets to pay amounts due on the notes.
Federal or state laws allow courts, under specific circumstances, to void debts, including subsidiary guarantees, and could require holders of notes to return payments received from us and the subsidiary guarantors.
     Under federal bankruptcy law and comparable provisions of state fraudulent transfer laws, if a subsidiary guarantor becomes a debtor in a case under the U.S. Bankruptcy Code or suffers other financial difficulty, a court might avoid (that is, cancel) its guarantee. A court might do so if it found that:
•	the subsidiary received less than reasonably equivalent value or fair consideration for the incurrence of such debt or subsidiary guarantee; and
•	when the subsidiary entered into its guarantee (or, in some jurisdictions, when it became obligated to make payments under its guarantee), it either:
•	was or was rendered insolvent;
•	was left with inadequate capital to conduct its business; or
•	believed or should have believed that it would incur debts beyond its ability to pay such debts as they mature.
     A court might also avoid a subsidiary’s guarantee, without regard to these factors, if it found that the subsidiary entered into its guarantee with actual intent to hinder, delay or defraud its creditors.
     The measure of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a court would consider an entity insolvent if:
•	the sum of its debts, including contingent liabilities, was greater than the fair salable value of all of its assets;
•	the present fair salable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or
•	it could not pay its debts as they become due.
     We cannot be sure as to the standards that a court would use to determine whether or not the subsidiary guarantors were solvent at the relevant time, or, regardless of the standard that the court uses, that the issuance of the subsidiary guarantees would not be voided or subordinated to the subsidiary guarantors’ other debt.
     If the subsidiary guarantees were legally challenged, they could also be subject to the claim that, since they were incurred for our benefit, and only indirectly for the benefit of the subsidiary guarantors, the obligations of the subsidiary guarantors were incurred for less than fair consideration.
     A court could thus void the obligations under the subsidiary guarantees or subordinate the subsidiary guarantees to the subsidiary guarantors’ other debt or take other action detrimental to holders of the notes.
We may not have sufficient consideration necessary to settle conversion of the notes or to purchase the notes upon a fundamental change, and our other debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.
     We will be required to pay cash in respect of notes converted prior to the termination of the ownership limitations contained in our certificate of incorporation. When we are not otherwise required to pay cash in respect of converted notes we may nevertheless elect to settle all or a portion of our conversion obligations by making cash payments. In addition, holders may require us to purchase their notes upon a fundamental change. An event constituting a fundamental change that enables holders to exercise their conversion rights or require us to repurchase their notes may also constitute an event of default, and result in the effective acceleration of the maturity of our then-existing indebtedness under our credit facilities or other indebtedness we may have in the future. In addition, the terms of our credit facilities may prohibit borrowings there under being used to pay for converted notes.
     Further, we cannot make assurances that we would have sufficient financial resources, or would be able to arrange financing, to pay the settlement amount in cash, or the fundamental change purchase price for the notes tendered by the holders in cash. Our ability to pay the settlement amount in cash, or the fundamental change purchase price for the notes in cash, will be subject to limitations we may have in our credit facilities, or any other indebtedness we may have in the future. If a holder converts his or her notes or require us to purchase them, we may seek the consent of our lenders or attempt to refinance our debt, but there can be no assurance that we will be able to do so.
     Failure by us to pay the settlement amount upon conversion or purchase the notes when required will result in an event of default with respect to the notes, which may also result in a default under existing and future agreements governing our indebtedness. If the repayment of such indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and the notes.
     In addition, pursuant to the terms of the indenture, we will agree that in no event will the Company issue shares of its common stock beyond the maximum level permitted by the continued listing standards of the NASDAQ Stock Market. This limitation may prevent us from issuing shares in settlement of converted notes in circumstances where we do not have sufficient cash resources to settle the notes by paying cash.
Because of the right to require purchase of the notes upon a fundamental change is limited, the trading price of the notes may decline if we enter into a transaction that does not constitute a fundamental change under the indenture.
     Upon the occurrence of a fundamental change (as defined within the convertible notes indenture) a holder has the right to require us to purchase its notes. However, the fundamental change provisions will not afford protection to holders of notes in the event of certain transactions. For example, transactions such as leveraged recapitalizations, refinancings, restructurings, or acquisitions initiated by us may not constitute a fundamental change requiring us to purchase the notes. In the event of any such transaction, the holders would not have the right to require us to purchase the notes, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the trading price of the notes.
The fundamental change provisions may delay or prevent an acquisition of us by a third party.
     Certain provisions of the notes could make it more difficult for a third party to acquire us. The fundamental change provisions, including the fundamental change purchase right and the provisions requiring an increase in the conversion rate for conversions in connection with certain fundamental changes, may in certain circumstances delay or prevent a takeover of our company and the removal of incumbent management that might otherwise be beneficial to investors.
     The limitation on conversion of the notes prior to the termination of the ownership limitations contained in our certificate of incorporation and conditional conversion feature of the notes until April 1, 2013 could result in a holder receiving less than the value of our common stock into which a note would otherwise be convertible and may impact the trading price of the notes and make them more difficult to resell.
     The notes are not convertible prior to the termination of the ownership limitations contained in our charter, which will occur not later than January 4, 2009, except upon the occurrence of specified corporate transactions as described in the convertible notes indenture. Following the termination of the ownership restrictions contained in our certificate of incorporation and prior to April 1, 2013, the notes are convertible if specified conditions are met. Accordingly, a holder’s ability to convert their notes is subject to significant restrictions and they may not be able to receive the value of the cash and/or common stock into which the notes would otherwise be convertible. In addition, an inability to convert may adversely affect the trading price of the notes and/or the resale ability of the notes.
The value of consideration received by holders upon conversion of the notes may be less than the conversion value of the notes on the conversion date.
     If notes are converted prior to the termination of the ownership limitations contained in our certificate of incorporation, we must pay cash in settlement in respect of such converted notes. Upon conversion after the ownership limitations contained in our certificate of incorporation have terminated, if we do not elect to settle a conversion entirely by the delivery of shares of our common stock, we will pay cash and deliver shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 25 trading day observation period. Accordingly, upon conversion of a note, a holder may receive fewer proceeds than they expected because the value of our common stock may decline between the conversion date and the day the settlement amount of a holder’s notes is determined. In addition, because of the 25 trading day observation period, settlement will generally be delayed until at least the 30th trading day following the related conversion date.
Under certain circumstances, upon conversion a holder will not receive the settlement amount until after maturity.
     If a holder converts after the 30th trading day immediately preceding the maturity date and we do not elect to settle a conversion entirely by the delivery of shares of our common stock, a holder will not receive the settlement amount until after the maturity date. In addition, if a holder converts on or prior to the 30th trading day immediately preceding the maturity date, a holder may not receive the settlement amount until after the maturity date, depending on whether a market disruption event occurs on one or more trading days during the 25 trading day observation period.
The notes do not restrict our ability to take certain actions that could adversely affect the trading price of the notes.
     Neither we nor our subsidiaries are restricted under the notes from incurring additional debt (including secured debt), incurring liens, paying dividends, issuing or repurchasing securities or entering into transactions with our affiliates. In addition, the indenture governing the notes does not require us to achieve or maintain any minimum financial results relating to our financial position or results of operations. Our ability to recapitalize, incur additional debt and take other actions that are not limited by the notes could have the effect of diminishing our ability to make payments on the notes when due.
We may issue additional shares of our common stock or other equity and thereby adversely affect the market price of our common stock and the trading price of the notes.
     We are not restricted from issuing additional shares of our common stock, or securities convertible into or exchangeable for our common stock, during the life of the notes and have no obligation to consider a holders interests for any reason. If we issue additional shares of our common stock or such convertible or exchangeable securities, it may adversely affect the market price of our common stock and, in turn, the trading price of the notes. In addition, it may impair our ability to raise capital through the sale of additional equity securities.
The trading price of the notes could be adversely affected by the market price of our common stock, which has historically experienced significant volatility.
     Because the notes may be convertible based on the market price of our common stock, we expect that in general the trading price of the notes will be significantly affected by the market price of our common stock. The market price of our common stock has historically experienced significant fluctuations. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, many of which are out of our control. These factors include the other risk factors discussed elsewhere in this document in “Risk factors” and “Cautionary Note Regarding Forward-Looking Statements.” Volatility or depressed market prices of our common stock could result in volatility or depressed trading prices of the notes, could limit the amount of cash and shares of our common stock, if any, deliverable upon conversion of the notes, and could make it difficult for a holder to resell the notes (or shares of common stock, if any, issued upon conversion) when a holder wants to or at attractive prices.
The adjustments to the conversion rate do not cover all dilutive events that may adversely affect the trading price of the notes.
     The conversion rate is subject to adjustment for certain events, including, but not limited to, the issuance of stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers as described within the convertible notes indenture. However, the conversion rate will not be adjusted for certain other events, such as an issuance of common stock for cash or in connection with an acquisition, which may adversely affect the market price of our common stock. If any of these other events adversely affects the market price of our common stock, it may also adversely affect the trading price of the notes.
The adjustment to the conversion rate for notes converted in connection with a specified corporate transaction may not adequately compensate a holder.
     If a specified corporate transaction that constitutes certain fundamental changes occurs with respect to notes converted in connection with such transaction, we will increase the conversion rate by a number of additional shares of our common stock unless the price paid per share of our common stock in such transaction is less than $10.84 per share of our common stock (subject to adjustment) or greater than $37.00 (subject to adjustment). A description of how the increase in the conversion rate is determined is set forth within the convertible notes indenture.
     Although the increase in the conversion rate is designed to compensate a holder for the lost value of its notes as a result of such transaction, it may not adequately compensate a holder for such loss. Furthermore, our obligation to increase the conversion rate in connection with any such specified corporate transaction could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness of economic remedies.
An active trading market for the notes may not develop.
     The notes have not been, and will not be, listed on any securities exchange or included in any automated quotation system. Therefore, no assurances can be made that any liquid market will develop for the senior notes or that holders of the senior notes will be able to sell their senior notes, and no assurances can be made concerning the price at which the holders will be able to sell their senior notes. The liquidity of the trading market and the trading price of the senior notes may be adversely affected by declines in the trading price of our common stock, by the delisting of our common stock from the NASDAQ Global Market, by changes in our financial performance or prospects and by changes in the financial performance of or prospects for companies in our industry generally.
If we pay a cash dividend on our common stock, a holder may be deemed to have received a taxable dividend without the receipt of any cash.
     If we pay a cash dividend on our common stock, an adjustment to the conversion rate may result, and a holder may be deemed to have received a taxable dividend subject to U.S. federal income tax without the receipt of any cash. If a holder is a non-U.S. holder such deemed dividend may be subject to U.S. federal withholding tax at a 30% rate or such lower rate as may be specified by an applicable treaty.
If an individual hold notes, they will not be entitled to any rights with respect to our common stock, but will be subject to all changes made with respect to our common stock.
     If an individual hold notes, they will not be entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock), but will be subject to all changes affecting our common stock. A holder will only have rights with respect to our common stock if and when we deliver shares of our common stock to the holder upon conversion of its notes, and, to a limited extent, under the conversion rate adjustments applicable to the notes. For example, in the event that an amendment is proposed to our certificate of incorporation or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to delivery of common stock to the holder, the holder will not be entitled to vote on the amendment, although they will nevertheless be subject to any changes in the powers or rights of our common stock.
An adverse rating of the notes may adversely affect the trading price of the notes.
     We do not intend to seek a rating on the notes. However, if the notes are rated in the future and one or more rating agencies assigns the notes a rating lower than the rating expected by investors, or reduces their rating in the future, the trading price of the notes and our common stock could be adversely affected.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On April 4, 2007, the Company closed its offering of $75 million aggregate principal amount of convertible senior notes. The convertible notes have a maturity date of April 1, 2014 and pay interest at an annual rate of 5.25% semiannually in arrears on April 1 and October 1 of each year, beginning October 1, 2007 unless earlier redeemed, repurchased or converted. As a condition of the private placement, on July 6, 2007 the Company filed a shelf registration statement under the Securities Act of 1933 relating to the resale of the convertible notes and the common stock to be issued upon conversion of the convertible notes pursuant to a registration rights agreement.
     The convertible notes are fully and unconditionally guaranteed by all of the Company’s existing and future subsidiaries that are parties to any domestic credit facilities, whether as a borrower, co-borrower or guarantor, including Eddie Bauer, Inc. The convertible notes are unsecured and senior obligations of the Company and rank equally in right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to any subordinated indebtedness. The Company has not provided separate financial statements for the guarantor subsidiaries or consolidating financial statements of the Company as Eddie Bauer Holdings, Inc. and the non-guarantor subsidiaries do not conduct any operations and do not have significant assets.
     The convertible notes are not convertible prior to the termination of the Company’s ownership limitations contained in its certificate of incorporation, which will occur not later than January 4, 2009 except upon the occurrence of certain specified corporate transactions, as set forth in the indenture governing the convertible notes. Following the termination of the ownership limitations and prior to April 1, 2013, holders may convert all or a portion of their notes under the following circumstances: (i) during any calendar quarter commencing after June 30, 2007 if the last reported sale price of the Company’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (ii) during the five business day period after any 10 consecutive trading-day period (“measurement period”) in which the trading price per $1,000 principal amount of notes for each day in the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (iii) upon the occurrence of specified corporate transactions, as set forth in the indenture governing the convertible notes. On or after April 1, 2013, holders may convert their notes at any time prior to 5:00 pm, New York City time, on the business day immediately preceding the maturity date. The initial conversion rate, which is subject to adjustment, for the notes was 73.8007 shares per $1,000 principal amount of notes (which represented an initial conversion price of approximately $13.55 per share). Upon conversion, the Company has the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of its common stock, provided that if the notes are converted prior to termination of the ownership limitations, the Company must pay cash in settlement of the converted notes. A holder will receive cash in lieu of any fractional shares.
     Upon the occurrence of certain fundamental changes, including certain change of control transactions as set forth in the indenture governing the convertible notes, the Company will be required to offer to repurchase the convertible notes for cash at 100% of the principal amount thereof plus accrued and unpaid interest and additional interest, if any, to but not including the date of repurchase. In the event of certain events of default under the indenture either the trustee there under or the holders of at least 25% in principal amount of the then-outstanding convertible notes may declare 100% of the principal of the convertible notes and accrued and unpaid interest, including additional interest, to be due and payable.
Item 3. DEFAULTS IN SENIOR SECURITIES
Not Applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          On June 12, 2006, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors William T. End (with 24,568,853 shares voting for and 272,504 withheld), John C. Brouillard (with 24,171,125 shares voting for and 670,232 withheld), Howard Gross (with 24,715,648 shares voting for and 125,709 withheld), Paul E. Kirincic (with 24,569,448 shares voting for and 271,909 shares withheld), William E. Redmond, Jr. (with 24,795,718 shares voting for and 45,639 shares withheld), Kenneth M. Reiss (with 23,493,259 shares voting for and 1,348,098 withheld), Laurie M. Shahon (with 24,316,125 shares voting for and 525,232 withheld), Edward M. Straw (with 24,569,448 shares voting for and 271,909 withheld) and Stephen E. Watson (with 24,569,448 shares voting for and 271,909 withheld).
          The stockholders also approved the 2007 Amendment and Restatement of the Eddie Bauer Holdings, Inc. 2005 Stock Incentive Plan (with 13,990,858 shares voting for, 4,101,617 against and 178,494 abstaining).
          The stockholders also ratified the appointment of BDO Seidman, LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 29, 2007 (with 22,670,553 shares voting for, 2,170,209 against, and 595 abstaining).
Item 5. OTHER INFORMATION
Not Applicable.
Item 6. EXHIBITS
Exhibits.

10.1	Letter Agreement, dated June 12, 2007, by and between Eddie Bauer Holdings, Inc. and Eddie Bauer, Inc. and Neil S. Fiske.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eddie Bauer Holdings, Inc.

By:	/s/ McNeil S. Fiske, Jr.

McNeil S. Fiske, Jr.
President and Chief Executive Officer

By:	/s/ David Taylor

David Taylor
Interim Chief Financial Officer
Date: August 14, 2007