Form 10-Q
period 2007-09-29
Eddie Bauer Holdings, Inc.
filed 2007-11-13
CIK 1345968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-51676
EDDIE BAUER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1672352
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10401 NE 8th Street	98004
Suite 500	(Zip Code)
Bellevue, WA
(Address of principal executive offices)
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	Outstanding at November 13, 2007
30,672,631 Shares

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

PART I— FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Eddie Bauer Holdings, Inc.
Consolidated Balance Sheets
($ in thousands)
(Unaudited)

	As of	As of
	September 29,	December 30,
	2007	2006
Cash and cash equivalents	$3,669	$53,174
Accounts receivable, less allowances for doubtful accounts of $985 and $1,274, respectively	26,848	29,774
Inventories	202,639	153,778
Prepaid expenses	31,668	23,572
Financing receivables	15,580	45,978
Deferred tax assets — current	3,426	2,345

Total Current Assets	283,830	308,621
Property and equipment, net of accumulated depreciation of $86,533 and $57,855, respectively	191,759	177,344
Goodwill	114,765	114,765
Trademarks	185,000	185,000
Other intangible assets, net of accumulated amortization of $20,319 and $14,280, respectively	23,681	29,720
Other assets	24,557	24,490
Deferred tax assets — noncurrent	21,691	15,970

Total Assets	$845,283	$855,910

Trade accounts payable	$60,266	$40,092
Bank overdraft	9,327	13,622
Accrued expenses	82,741	100,460
Current liabilities related to securitization note	14,022	41,380
Short-term borrowings	54,557	—
Current portion of long-term debt	2,250	8,000

Total Current Liabilities	223,163	203,554
Deferred rent obligations	36,965	18,935
Unfavorable lease obligations, net	4,010	4,679
Senior term loan	221,625	266,500
Convertible note and embedded derivative liability, net of discount of $20,176 as of September 29, 2007	70,796	—
Other non-current liabilities	3,693	270
Pension and other post-retirement benefit liabilities	14,072	15,331

Total Liabilities	574,324	509,269
Commitments and Contingencies (See Note 13)
Common stock:
$0.01 par value, 100 million shares authorized; 30,672,631 and 30,309,931 shares issued and outstanding as of September 29, 2007 and December 30, 2006, respectively	307	303
Treasury stock, at cost	(157)	(157)
Additional paid-in capital	586,178	578,402
Accumulated deficit	(318,569)	(234,771)
Accumulated other comprehensive income, net of taxes of $1,965 and $1,759, respectively	3,200	2,864

Total Stockholders’ Equity	$270,959	$346,641
Total Liabilities and Stockholders’ Equity	$845,283	$855,910

The accompanying notes are an integral part of these consolidated financial statements.

EDDIE BAUER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net sales and other revenues	$210,952	$211,285	$651,923	$631,528
Costs of sales, including buying and occupancy	139,472	138,536	418,459	402,426
Impairment of indefinite-lived intangible assets	—	117,584	—	117,584
Selling, general and administrative expenses	98,018	89,307	309,358	282,202

Total operating expenses	237,490	345,427	727,817	802,212
Operating loss	(26,538)	(134,142)	(75,894)	(170,684)
Interest expense	6,589	7,208	19,711	19,448
Other income	13,413	555	7,319	2,090
Equity in income (losses) of foreign joint ventures	(973)	(1,230)	(1,127)	(2,330)

Loss from continuing operations before income tax (benefit) expense	(20,687)	(142,025)	(89,413)	(190,372)
Income tax (benefit) expense	(4,247)	55,560	(5,944)	84,230

Loss from continuing operations	(16,440)	(197,585)	(83,469)	(274,602)

Loss from discontinued operations (net of income tax benefit of $0)	—	—	—	(534)

Net loss	$(16,440)	$(197,585)	$(83,469)	$(275,136)

Income (loss) per basic and diluted share:
Loss from continuing operations per share	$(0.54)	$(6.58)	$(2.74)	$(9.15)
Loss from discontinued operations per share	—	—	—	(0.02)

Net loss per share	$(0.54)	$(6.58)	$(2.74)	$(9.17)

Weighted average shares used to compute income (loss) per share:
Basic	30,583,930	30,009,214	30,474,393	29,997,591
Diluted	30,583,930	30,009,214	30,474,393	29,997,591
The accompanying notes are an integral part of these consolidated financial statements.

Eddie Bauer Holdings, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands)
(Unaudited)

						Accumulated
					Retained	Other
				Additional	Earnings	Comprehensive
	Common Stock	Common Stock	Treasury	Paid-In	(Accumulated	Income
	(# of Shares)	($)	Stock	Capital	Deficit)	(Loss)	Total
Balances at December 31, 2005	29,992	$300	$(157)	$568,205	$(22,788)	$(540)	$545,020
Comprehensive Loss:

Net loss					(275,136)		(275,136)
Fair value adjustment of cash flow hedge, net of income taxes of $358						565	565
Foreign currency translation adjustments, net of income taxes of $527						1,121	1,121

Total comprehensive loss							(273,450)
Shares issued for RSU awards	21
Stock based compensation expense				8,101			8,101

Balances at September 30, 2006	30,013	$300	$(157)	$576,306	$(297,924)	$1,146	$279,671

Balances at December 30, 2006	30,310	$303	$(157)	$578,402	$(234,771)	$2,864	$346,641
Comprehensive Loss:

Net loss					(83,469)		(83,469)
Reclassification of fair value adjustment of cash flow hedge, net of income taxes of ($358)						(583)	(583)
Fair value adjustment of cash flow hedge executed in April 2007, net of income taxes of ($517)						(843)	(843)
Foreign currency translation adjustment, net of income taxes of $1,126						1,831	1,831
Reclassification of unrecognized obligations related to post-retirement benefit obligations, net of income taxes of ($45)						(69)	(69)

Total comprehensive loss							(83,133)
Shares issued for RSU awards	363	4		(4)			—
Stock based compensation expense				7,780			7,780
Cumulative effect of accounting change related to adoption of FIN 48					(329)		(329)

Balances at September 29, 2007	30,673	$307	$(157)	$586,178	$(318,569)	$3,200	$270,959

The accompanying notes are an integral part of these consolidated financial statements.

Eddie Bauer Holdings, Inc.
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 29,	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(83,469)	$(275,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposals of property and equipment	107	815
Impairment of indefinite-lived intangible assets	—	117,584
Equity in losses of foreign joint ventures	1,127	2,330
Depreciation and amortization	38,975	41,166
Stock-based compensation expense	7,780	8,101
Loss on extinguishment of debt	3,284	—
Other non-cash income	(4,586)	(1,420)
Proceeds from settlement of interest rate swap agreement	1,015	—
Change in fair value of convertible note embedded derivative liability	(5,254)	—
Deferred income taxes	(6,662)	81,809
Changes in operating assets and liabilities:
Accounts receivable	1,572	6,067
Inventories	(46,424)	(42,097)
Prepaid expenses	(7,881)	(6,749)
Financing receivables	73,982	74,128
Other assets	(236)	(2,477)
Accounts payable	19,754	17,037
Accrued expenses	(19,206)	(23,180)
Pension and other post-retirement liabilities	(1,374)	80
Current liabilities related to securitization note	(66,584)	(66,715)
Deferred rent and unfavorable lease obligations	16,871	3,748
Other non-current liabilities	1,925	—
Operating cash flows related to discontinued operations	—	498

Net cash used in operating activities	(75,284)	(64,411)

Cash flows from investing activities:
Capital expenditures	(43,658)	(30,859)
Distributions from foreign joint venture	388	362

Net cash used in investing activities	(43,270)	(30,497)

Cash flows from financing activities:
Repayments of senior term loan, including refinancing fees	(52,949)	(23,250)
Net proceeds from short-term borrowings	54,557	52,545
Net proceeds from issuance of convertible notes	71,358	—
Change in bank overdraft	(4,295)	(5,619)

Net cash provided by financing activities	68,671	23,676

Effect of exchange rate changes on cash	378	739
Net change in cash and cash equivalents	(49,505)	(70,493)
Cash and cash equivalents at beginning of period	53,174	74,186

Cash and cash equivalents at end of period	$3,669	$3,693

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
     Merger Termination Fee
     In accordance with the terms of the above mentioned merger agreement, the Company was obligated to reimburse Sun Capital Partners, Inc. and Golden Gate Capital up to $5,000 for certain expenses incurred related to the transaction. On February 26, 2007, the Company paid $5,000 to Sun Capital Partners, Inc. and Golden Gate Capital for reimbursement of their expenses which was recorded within selling, general and administrative expenses during the three months ended March 31, 2007.
     CEO Resignation
     On February 9, 2007, the Company announced that Fabian Månsson resigned from his position as Chief Executive Officer and President of the Company and as a member of the Board of Directors of the Company effective February 9, 2007. The Company also announced that Howard Gross, a director, would serve as Interim Chief Executive Officer of the Company commencing February 9, 2007. Mr. Månsson and the Company entered into a separation agreement which provides for payments of the amounts that Mr. Månsson is entitled to receive pursuant to the terms of his pre-existing employment agreement entered into in 2005, including the following: (a) accrued but unpaid compensation attributable to earned salary and salary that would have been earned for periods through May 9, 2007, unused earned vacation days and vacation days that would have been earned through May 9, 2007, and any other compensation that has been or would be earned or accrued under any bonus or other benefit plans to May 9, 2007, (b) continued payment of his annual base salary of $980 through May 9, 2009, (c) continued participation in life insurance, group health and all other employee welfare benefit plans through May 9, 2009 (or such earlier time as Mr. Månsson obtains equivalent coverages and benefits from a subsequent employer), (d) bonus payments of $980 for each of 2007 and 2008 and $346 for 2009, (e) full accelerated vesting of all stock options (50,000 options at an exercise price of $23.37) and restricted stock units (133,334 RSUs) granted to Mr. Månsson, with such stock options to remain exercisable for the duration of their ten year term, (f) reimbursement of outplacement services expenses, in an amount up to $35, and (g) reimbursement of expenses related to his relocation to Sweden, reimbursement of certain expenses related to the sale of his current principal residence in the United States (up to 6% of the sales price of such residence), and reimbursement of closing costs relating to the purchase of a new residence in Sweden (up to 3%), plus a tax-gross-up payment. The first six months of base salary payments was paid in a lump sum on August 10, 2007 to Mr. Mansson, in compliance with Internal Revenue Code Section 409A. The Company recorded $8,418 of expense, including $3,218 of accelerated stock based compensation expense, within selling, general and administrative expenses during the quarter ended March 31, 2007 related to this agreement.
     Appointment of CEO
     On June 15, 2007, the Company announced that the Board of Directors appointed Neil S. Fiske as the Company’s new President and Chief Executive Officer effective July 9, 2007 (“Start Date”) for a term of three years. Mr. Fiske’s annual salary is $1,100 and he will be eligible to earn annual target bonuses of 110% of base salary, based on achieving specific target performance criteria. In consideration of Mr. Fiske’s service during the remainder of 2007, the Company will pay Mr. Fiske a minimum bonus of $600 for fiscal 2007. The bonus opportunity ranges from 0% to 220% of base salary. The Company also paid Mr. Fiske a signing bonus of $600. On the Start Date, Mr. Fiske received restricted stock units based on the number of shares having a fair market value equal to $500, which totaled 37,089 RSUs. These restricted stock units will be subject to forfeiture until Mr. Fiske has completed four years of service. Mr. Fiske also received 100,000 time-vested stock options, which will vest 25% per year over four years, and performance-based options to purchase up to 600,000 shares. The 600,000 options consist of 300,000 five-year performance options and 300,000 seven-year performance options. The five-year performance options will vest only if the closing price of the Company’s common stock reaches $25 per share for 30 consecutive trading days within five years of the grant date. The seven-year performance options will vest only if the closing price of the Company’s common stock reaches $35 per share for 30 consecutive trading days within seven years of the grant date. All options were granted at the fair market value on the Start Date. See the Company’s Form 8-K filing made June 18, 2007 for a full description of Mr. Fiske’s employment agreement.
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
     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used when accounting for certain items, including inventory valuation, allowance for doubtful accounts, restructuring charges, fair values of goodwill and other intangible assets, long-lived asset impairments, future gift certificate redemptions, legal reserves, sales returns and allowances, deferred tax valuation allowance, deferred revenue, royalty receivables, stock based compensation expenses, financing receivables, loyalty program liabilities and the fair value of the Company’s embedded derivative liability.
(4) Recent Accounting Pronouncements
     In May 2007, the Financial Accounting Standards Board (“FASB”) issued FSP FIN 48-1, Definition of a Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 clarifies when a tax position is considered settled under FIN 48. Per FSP FIN 48-1, a tax position is considered “effectively settled” upon completion of the examination by the taxing authority without being legally extinguished. For “effectively settled” tax positions, a company can recognize the full amount of the tax benefit. FSP FIN 48-1 is effective upon a company’s adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). See further discussion of FIN 48 below and the Company’s adoption of FIN 48 in Note 10. FSP FIN 48-1 did not have a material impact on the Company’s financial position or results of operations.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 which it will be required to adopt in the first quarter of its 2008 fiscal year.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS 157 which it will be required to adopt in the first quarter of its 2008 fiscal year.
     In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. See further discussion of the Company’s adoption of FIN 48 in Note 10.
(5) Earnings per Share
     The following table presents the computation of income (loss) per basic and diluted share for the three and nine months ended September 29, 2007 and September 30, 2006:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Loss from continuing operations	$(16,440)	$(197,585)	$(83,469)	$(274,602)
Loss from discontinued operations	—	—	—	(534)

Net loss	$(16,440)	$(197,585)	$(83,469)	$(275,136)

Weighted average common shares outstanding (a)	30,583,930	30,009,214	30,474,393	29,997,591
Net effect of dilutive stock options(b)	—	—	—	—
Net effect of convertible notes (c)	—	—	—	—

Weighted average common shares and equivalents outstanding	30,583,930	30,009,214	30,474,393	29,997,591

Income (loss) per basic share:
Loss from continuing operations	$(0.54)	$(6.58)	$(2.74)	$(9.15)
Loss from discontinued operations	—	—	—	(0.02)

Net loss	$(0.54)	$(6.58)	$(2.74)	$(9.17)

Income (loss) per diluted share:
Loss from continuing operations	$(0.54)	$(6.58)	$(2.74)	$(9.15)
Loss from discontinued operations	—	—	—	(0.02)

Net loss	$(0.54)	$(6.58)	$(2.74)	$(9.17)

(a)	Weighted average common shares outstanding for the three and nine months ended September 29, 2007 includes the impact of 4,994 vested restricted stock units for which settlement has been deferred under the Company’s deferred compensation plan. Settlement of the deferred restricted stock units is required with shares of the Company’s common stock.

(b)	As of September 29, 2007 there were 1,310,799 common stock options and 362,733 restricted stock units outstanding that were antidilutive and therefore were excluded from the calculation of diluted earnings per share.

(c)	As discussed further in Note 8, on April 4, 2007, the Company issued $75 million in convertible notes. As a result of the Company’s ownership limitations contained in its certificate of incorporation, the convertible notes are not convertible prior to the termination of the Company’s ownership limitations contained in its certificate of incorporation, which will occur not later than January 4, 2009, except upon the occurrence of certain specified corporate transactions. In the event that the certain specified corporate transactions result in a conversion of the notes prior to the expiration of the ownership limitations, the Company is required to settle the convertible notes for cash. Accordingly, the Company has and will continue to exclude the dilutive effect, if any, of the convertible notes from its earnings per share calculation until such ownership limitations lapse.
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
     Subsequent to the termination of the Settlement Trust, the Company began accounting for its interest in the outstanding receivables received from the Note Trust under SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, (“SOP 03-3”). Under SOP 03-3, cash proceeds on the outstanding receivables are split between their accretable yield, which represents the difference between the estimated cash collections and the carrying value of the receivables, and the nonaccretable yield, which represents the excess of contractual cash flows over the estimated cash collections. The accretable yield is recognized as interest income, within other income on the Company’s statement of operations, using the effective interest method over the expected term of the receivables. Future decreases in estimated cash flows will be recognized as an impairment charge and corresponding valuation allowance against the outstanding receivables. Subsequent increases in the estimated cash flows are recognized prospectively as an adjustment to the receivables’ accretable yield over the remaining life of the receivables, after first reversing any previously recorded valuation allowance. The liability for the Promissory Note that requires the Company to pay 90% of the cash flow from the receivables will continue to be accounted for at fair value and future changes in estimated cash payments (as a result of future increases or decreases in estimated cash flows of the outstanding receivables) will be recorded as an increase or decrease to the liability with a corresponding adjustment to other income.
     During the three and nine months ended September 29, 2007, $20,585 and $73,982 in cash was received related to the outstanding receivables under the SAC securitization interests. The cash received during the first three quarters of 2007 was greater than amounts previously projected to be collected as a result of higher collections related to financing charges, principal amounts of the receivables and higher collections of previously written off accounts. These increased collections resulted in the Company recognizing higher net accretion income during the first three quarters of 2007. With the assistance of a third-party, the Company performed an independent valuation of the receivables as of the end of the third quarter which estimated the future undiscounted cash flows of the receivables to be approximately $184 million. The discounted cash flows, using a discount rate of 14.5%, are estimated to be approximately $135 million. The increase in estimated future cash flows of the receivables resulted in the reclassification of $172,156 and $207,823 of nonaccretable difference (i.e. amounts of contractual receivables not expected to be collected) to accretable yield (i.e. projected cash collections) for the three and nine months ended September 29, 2007. This additional projected accretable yield will be recognized by the Company over the remaining term of the outstanding receivables using the effective interest method. In accordance with the terms of the non-recourse promissory obligation established for the benefit of the creditors of Spiegel, 90% of the cash proceeds, which totaled $18,527 and $66,584, were paid to the Creditor Trust during the three and nine months ended September 29, 2007, respectively.

     The table below summarizes the carrying amounts reflected in the Company’s balance sheets as of September 29, 2007 and December 30, 2006, respectively, related to the financing receivables and liabilities under the Promissory Note. No additional receivables were acquired during the three and nine months ended September 29, 2007.

	At	At
	September 29,	December 30,
	2007	2006
Assets:
Financing receivables — current (a), (b)	$15,580	$45,978
Liabilities:
Current liabilities related to securitization note	$14,022	$41,380

(a)	No amounts have been recorded as an allowance for uncollectible accounts as of September 29, 2007 and December 30, 2006.

(b)	The contractual amount of the receivables outstanding as of September 29, 2007 and December 30, 2006 were $97,462 and $150,180, respectively.
     A rollforward of the accretable yield related to the receivables is as follows:
Accretable Yield upon Settlement Trust termination:

Cash flows expected to be collected as of acquisition date	$50,158
Less: Carrying value as of acquisition date	45,978

Accretable Yield as of December 30, 2006	$4,180

Reclassification from nonaccretable difference during the three months ended March 31, 2007 (a)	$24,000
Accretion income recognized during the three months ended March 31, 2007	(11,201)

Accretable Yield as of March 31, 2007	$16,979
Reclassification from nonaccretable difference during the three months ended June 30, 2007 (a)	11,667
Accretion income recognized during the three months ended June 30, 2007	(13,042)

Accretable Yield as of June 30, 2007	$15,604
Reclassification from nonaccretable difference during the three months ended September 29, 2007 (a)	172,156
Accretion income recognized during the three months ended September 29, 2007	(19,341)

Accretable Yield as of September 29, 2007	$168,419

(a)	The reclassification from nonaccretable difference during the three and nine months ended September 29, 2007 resulted from an increase in actual and projected collections related to financing charges, principal amounts of the receivables and higher collections of previously written off accounts.
The table below reflects the statement of operations activity for the three and nine months ended September 29, 2007 and September 30, 2006:

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Statement of Operations:
Accretion income related to receivables from securitization interests	$19,341	$4,884	$43,584	$14,189

Accretion expense related to liabilities from securitization interests	(17,407)	(4,395)	(39,226)	(12,769)

Net accretion income recorded in other income	$1,934	$489	$4,358	$1,420

(7) Investments in Foreign Joint Ventures
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
     As a result of weak retail sales due partially to a continued poor apparel retail market in Germany, in January 2007 Eddie Bauer Germany made the decision to close all of its retail stores. Eddie Bauer Germany will continue to sell its products through its catalogs, website and outlet stores. Losses of foreign joint ventures for the three and nine months ended September 29, 2007 included losses related to Eddie Bauer Germany of $0.5 million and $1.0 million, respectively. Equity losses for Eddie Bauer Germany for the nine months ended September 29, 2007 included approximately $1.7 million of losses related to the Company’s proportionate share of losses related to the store closings. The Company recognized $0.7 million of the impairment charges in December 2006, therefore $1.0 million of additional store closing cost related charges were reflected in the Company’s equity losses during the first three quarters of 2007. Additionally, during the first three quarters of 2007, the Company forgave collection of $1.5 million of royalty accounts receivables from Eddie Bauer Germany to fund its portion of the Company’s share of losses related to Eddie Bauer Germany’s store closing costs and previously unfunded losses of Eddie Bauer Germany. This represented a non-cash transaction that the Company reflected as a reduction to its accounts receivable balance and an increase to its investment in Eddie Bauer Germany during the nine months ended September 29, 2007.
(8) Debt
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
     Advances under the revolving credit facility may not exceed a borrowing base equal to various percentages of Eddie Bauer, Inc.’s eligible accounts receivable balances and eligible inventory, less specified reserves. The revolving credit facility is secured by a first lien on Eddie Bauer, Inc.’s inventory and certain accounts receivable balances and by a second lien on all of Eddie Bauer, Inc.’s other assets other than the Company’s Groveport, Ohio distribution facility. The revolving credit facility is guaranteed by Eddie Bauer and certain of its subsidiaries. The Company’s availability under the revolving credit facility was $82.4 million as of September 29, 2007. As of September 29, 2007, the Company had $13.0 million of letters of credit outstanding and $54.6 million had been drawn under the revolving credit facility.
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
     The agreement requires that at any time the availability under the agreement is less than 10% of the maximum revolver available, the Company is required to maintain a consolidated fixed charge coverage ratio (as defined therein) of at least 1.25:1.00. The agreement also limits the Company’s capital expenditures (net of landlord contributions) to $60 million in 2007 and 2008, and $70 million in 2009 and 2010. Finally, there are additional covenants that restrict the Company from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in its capital stock; from entering into certain guarantees; from incurring debt and liens subject to limits specified within the agreement; and other customary covenants. As of September 29, 2007, the availability under the agreement was not less than 10% of the maximum revolver available.
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
     Refinancing Transaction
     On April 4, 2007, Eddie Bauer, Inc. entered into an amended and restated term loan agreement with various lenders, Goldman Sachs Credit Partners L.P., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (the “Amended Term Loan Agreement”). The Amended Term Loan Agreement amends the term loan agreement the Company entered into on June 21, 2005 (the “Prior Term Loan Agreement”). The Company entered into the Amended Term Loan Agreement as a result of its expectation that it would not meet certain of the financial covenants within its Prior Term Loan Agreement during 2007. In connection with the amendment and restatement of the Prior Term Loan Agreement pursuant to the Amended Term Loan Agreement, $48.8 million of the loans were prepaid, reducing the principal balance from $273.8 million to $225 million. The Company recognized a loss on extinguishment of debt of $3.3 million in April 2007, which represented the unamortized deferred financing fees of the Prior Term Loan Agreement. This loss on extinguishment was reflected within other income (expense) on the Company’s statement of operations during the three months ended June 30, 2007 and nine months ended September 29, 2007. The Company incurred $6.0 million of financing fees related to the Amended Term Loan Agreement and convertible notes issuance (discussed further below), which the Company capitalized as deferred financing fees. These deferred financing fees are being amortized over the terms of the Amended Term Loan Agreement and convertible notes agreement. The Amended Term Loan Agreement extends the maturity date of the Prior Term Loan Agreement to April 1, 2014, and amends certain covenants of the Prior Term Loan Agreement. As of September 29, 2007, $223.9 million was outstanding under the term loan.
     Interest on the Amended Term Loan Agreement is calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.25% in the case of base rate loans, or LIBOR plus 3.25% for Eurodollar loans. Interest requirements for both base rate loans and Eurodollar loans are reset on a monthly basis. As of September 29, 2007, the Company’s amended term loan had an interest rate of LIBOR of 5.13% plus 3.25%, for a total interest rate of 8.38%. Interest is payable quarterly on the last day of each March, June, September and December for base rate loans, and for Eurodollar loans having an interest period of three months or less, the last day of such interest period or for Eurodollar loans having an interest period of longer than three months, each day that is three months after the first day of such interest period.
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
     The financial covenants under the Amended Term Loan Agreement include:
The Company’s consolidated senior secured leverage ratio calculated on a trailing basis must be equal to or less than:
•	5.75 to 1.00 for the fiscal quarters ending September 29, 2007 and December 31, 2007;

•	5.50 to 1.00 for the fiscal quarters ending March 31, 2008 and June 30, 2008;

•	5.25 to 1.00 for the fiscal quarter ending September 30, 2008;

•	5.00 to 1.00 for the fiscal quarter ending December 31, 2008;

•	4.00 to 1.00 for the fiscal quarters ending March 31, 2009 and June 30, 2009;

•	3.75 to 1.00 for the fiscal quarter ending September 30, 2009;

•	3.50 to 1.00 for the fiscal quarter ending December 31, 2009; and

•	thereafter being reduced on a graduated basis to 2.50 at March 31, 2012 and beyond.
     In addition, the Company’s consolidated fixed charge coverage ratio (as defined therein) calculated on a trailing four fiscal quarter basis must be equal to or greater than:
•	0.75 to 1.00 for the fiscal quarters ending September 29, 2007 and December 31, 2007;

•	0.80 to 1.00 for the fiscal quarter ending March 31, 2008;

•	0.90 to 1.00 for the fiscal quarters ending June 30, 2008 through December 31, 2008; and

•	thereafter increasing on a graduated basis to 1.10 to 1.00 at March 31, 2012 and beyond.
     The financial covenants under the Amended Term Loan Agreement are less restrictive than the financial covenants contained within the Prior Term Loan Agreement. In addition to the financial covenants, the Amended Term Loan Agreement limits the capital expenditures of the Company and its subsidiaries (net of landlord contributions) to $45 million in 2007, $50 million in 2008, $60 million in 2009, and $70 million in 2010 through 2014. Finally, there are additional covenants that restrict the Company and its subsidiaries from entering into certain merger, consolidation and sale transactions outside the normal course of business, making certain distributions or changes in its capital stock, entering into certain guarantees, incurring debt and liens subject to limits specified within the agreement, and other customary covenants. As of September 29, 2007, the Company’s most recent quarterly compliance reporting date, the Company was in compliance with the covenants of the Amended Term Loan Agreement.
     Convertible Notes
     On April 4, 2007, the Company closed its offering of $75 million aggregate principal amount of convertible senior notes. The convertible notes have a maturity date of April 1, 2014 and pay interest at an annual rate of 5.25% semiannually in arrears on April 1 and October 1 of each year, beginning October 1, 2007 unless earlier redeemed, repurchased or converted. As a condition of the private placement, on July 6, 2007, the Company filed a shelf registration statement under the Securities Act of 1933 relating to the resale of the convertible notes and the common stock to be issued upon conversion of the convertible notes pursuant to a registration rights agreement. The shelf registration statement was declared effective on September 7, 2007. See further description of the Company’s requirements under the registration rights agreement in Note 13.
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
     The Company estimated the fair value of the embedded derivative primarily using a Black-Scholes model and other valuation methodologies which resulted in an estimated fair value of $21,225 as of the issuance date for the convertible notes. The estimated fair value of the conversion features is recorded with the convertible note liability on the Company’s balance sheet. In accordance with SFAS 133, the estimated fair value of the embedded derivative is adjusted at each reporting date. The Company estimated the fair value of the conversion features to be $15,971 million as of September 29, 2007 and recognized $11,319 and $5,254 within other income during the three and nine months ended September 29, 2007, respectively. The decline in the estimated fair value of the Company’s derivative liability since the issuance date for the convertible notes and as of the end of the second quarter was primarily a result of the decline in the Company’s common stock price.
     As a result of the bifurcation of the embedded derivative related to the conversion features of the notes under SFAS 133, the carrying value of the convertible notes at issuance was $53,775. The Company is accreting the difference between the face value of the notes and the carrying value, which totaled $21,225 as of the date of issuance, as a charge to interest expense using the effective interest rate method over the term of the convertible notes. The Company recognized $532 and $1,050 of discount amortization within interest expense during the three and nine months ended September 29, 2007, respectively, which resulted in an effective interest rate of approximately 11.05% related to the convertible notes.
(9) Derivatives
     The Company uses derivative instruments primarily to manage exposure to fluctuations in interest rates, to lower its overall costs of financing and to manage the mix of floating- and fixed-rate debt in its portfolio. The Company’s derivative instruments as of September 29, 2007 and December 30, 2006 included an interest rate swap agreement. Additionally, the Company’s convertible notes include an embedded derivative as discussed further in Note 8. In April 2007, the Company amended and refinanced its senior term loan. Prior to the amendment of its term loan, the Company had an interest rate swap which totaled $147,375 and $147,750 as of March 31, 2007 and December 30, 2006, respectively. The interest rate swap agreement effectively converted 50% of the outstanding amount under the term loan, which had floating-rate debt, to a fixed-rate by having the Company pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement was made for the difference between the fixed rate of 4.665% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The interest rate swap agreement was scheduled to terminate in conjunction with the termination of the Prior Term Loan Agreement in June 2011. On April 4, 2007, the Company terminated its interest rate swap agreement that had been designated as a cash flow hedge of the Prior Term Loan Agreement as a result of its entering into the Amended Term Loan Agreement. Upon termination, the Company received $1,015 in settlement of the interest rate swap and recognized a gain of $63 within other income on the Company’s statement of operations.

     On April 5, 2007, the Company entered into a new interest rate swap agreement and designated the new interest rate swap agreement as a cash flow hedge of the Amended Term Loan Agreement which it executed on April 4, 2007. The new interest rate swap agreement had a notional amount of $99.5 million as of September 29, 2007. The interest rate swap agreement effectively converts 44% of the outstanding amount under the Amended Term Loan Agreement, which has a floating-rate of interest to a fixed-rate by having the Company pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. No portion of the interest rate swap was excluded from the assessment of the hedge’s effectiveness. Because all critical terms of the derivative hedging instrument and the hedged forecasted transaction were not identical, the interest rate swap did not qualify for the “shortcut method” of accounting as defined in SFAS 133. On a quarterly basis, the Company assesses and measures the effectiveness of the cash flow hedge using the changes in variable cash flows method. In performing its assessment as of September 29, 2007, the fair value of the interest rate swap was determined to be a liability of $1,360 and the changes in the cash flows of the derivative hedging instrument were within 80 to 125 percent of the opposite change in the cash flows of the hedged forecasted transaction and therefore the Company concluded that the hedge was highly effective. Accordingly, the Company recorded the effective portion of the cash flow hedge, which totaled $1,360 ($843 net of tax) as of September 29, 2007 within other comprehensive loss on its balance sheet. No amount of the cash flow hedge was determined to be ineffective. The amounts reflected in other comprehensive loss will be reclassified into interest expense in the same period in which the hedged debt affects interest expense. The Company estimates that no amounts will be reclassified into interest expense within the next 12 months. No amounts were recognized in the statement of operations resulting from a cash flow hedge for which it was not probable that the original forecasted transaction would occur. The new interest rate swap agreement is scheduled to terminate in April 2012.
(10) Income Taxes
     The Company’s income tax benefits for the three and nine months ended September 29, 2007 were $4,247 and $5,944, respectively. The Company’s income tax benefit for year-to-date 2007 is lower than its benefit at the U.S. Federal statutory tax rate of 35% primarily due to non-deductible interest accretion expense on its securitization interest liability. The Company’s U.S. Federal tax rate, net of state tax benefits and excluding the impact of discrete items, for fiscal 2007 is projected to be a benefit of approximately 9.5%, while its Canadian tax rate for fiscal 2007 is projected to be expense of approximately 34.6%. The Company’s combined effective tax rate, including the estimated Federal benefit of 9.5% and Canadian tax expense of 34.6% results in a combined effective tax benefit of approximately 7.8%. The Company made no changes to its tax valuation allowance during the three or nine months ended September 29, 2007, other than to reduce its valuation allowance by $1,779 during the third quarter related to adjustments to its fiscal 2006 tax provision resulting from the Company’s filing of its final 2006 U.S Federal tax return. The Company’s effective tax rate for the third quarter of 2007 of 20.5% however was higher than its effective tax benefit projected for fiscal 2007 of 7.8% (as discussed further above) due to an increase in the estimated Federal benefit recognized during the third quarter. As of the end of the second quarter of 2007, the Company projected a Federal benefit of approximately 4%, which the Company subsequently estimated to be approximately 9.5%.
     The Company’s income tax expense for the three and nine months ended September 30, 2006 was $55,560 and $84,230, respectively. Income tax expense for both the three and nine months ended September 30, 2006 included $52,662 of expense to increase the Company’s valuation allowance related to it NOLs. The increase to the Company’s valuation allowance during the third quarter of 2006 resulted from a decrease in the estimated annual amount of NOL utilization allowed under the Internal Revenue Code’s Section 382. During the third quarter of 2006, the Company performed an updated valuation of its enterprise value and concluded that the Company’s enterprise value had declined. The Company anticipated that further restrictions on the utilization of its NOLs would apply due to the likelihood of a change in ownership after certain trading restrictions on its common stock are lifted and accordingly, this decline in enterprise value resulted in a decrease in the amount of expected NOL utilization allowed for the years of 2008 through 2023. The lower expected NOL utilization during this period resulted in an increase in the estimated amount of NOLs that would expire and go unused. Accordingly, the Company increased its valuation allowance related to its NOLs during the third quarter of 2006. During the second quarter of 2006, the Company also increased its valuation allowance by $23,462 as the Company reassessed its long-range plan, which resulted in a decrease in the Company’s projected taxable income during 2006 and 2007 and an increase in the projected amounts of NOLs expected to expire unused. Excluding the impact of the income tax expense associated with the Company’s valuation allowance increases, the Company’s income tax expense for the nine months ended September 30, 2006 was $8,106, which primarily included income tax expense associated with the Company’s taxable income for its Canadian operations and tax expense associated with non-deductible foreign tax credits. The Company recognized no income tax benefit on the losses related to its U.S. operations as the tax benefits would increase the Company’s NOLs, which would require a full valuation allowance.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $467 in its liabilities for unrecognized tax benefits which was accounted for as an increase to its January 1, 2007 balance of accumulated deficit of $329 and an increase in the balance of non-current deferred tax assets of $138. No material changes were made to the Company’s liabilities for unrecognized tax benefits during the three or nine months ended September 29, 2007. Included in the balance at September 29, 2007 was $329 of tax positions which, if recognized, would affect the Company’s effective tax rate in a future period. While it is expected that the amount of unrecognized tax benefits will change during 2007, the Company does not expect the change to have a significant impact on its results of operations or financial position. The Company recognizes interest accrued related to unrecognized tax benefits and penalties within income tax expense.

     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and state and local examinations by tax authorities for years prior to 2003, subject to certain exceptions. The Canadian Revenue Authority (“CRA”) commenced an examination of the Company’s subsidiaries’ Canadian federal income tax returns for 2002-2003 (Eddie Bauer Customer Services, Inc.) and 2003-2004 (Eddie Bauer Canada, Inc.). As of September 29, 2007 the CRA has not proposed significant adjustments to the tax returns as filed. The Company is not currently able to anticipate whether or not adjustments would result in a material change to its financial position.
(11) Employee Benefit Plans
     Historically, the Company participated in certain Spiegel employee benefit plans. Upon the Company’s emergence from bankruptcy, the Spiegel post-retirement healthcare and life insurance plans and pension plan were transferred to and assumed in total by Eddie Bauer Holdings. Accordingly, on such date, the liabilities associated with these plans, in addition to those liabilities related to the Company’s employees already reflected on the Company’s combined balance sheet, were reflected in the consolidated balance sheet of the Company as of July 2, 2005. In accordance with the terms of the Spiegel pension plan, no new participants have been or will be added to the pension plan subsequent to the effective date of the plan of reorganization.
     Post-retirement Healthcare and Life Insurance Plans
     The Company, through the former Spiegel post-retirement plans, provides certain medical and life insurance benefits for eligible retired employees. The life insurance plan is closed and provides benefits for participants until death. The medical benefits continue until the earlier of death or age 65. The retirement plan is a defined benefit post-retirement health care and life insurance plan.
     The components of the Company’s net periodic benefit cost related to its post-retirement healthcare and life insurance plans were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net benefit cost:
Service cost	$62	$89	$186	$267
Interest cost	121	141	363	424
Amortization of prior service cost	(18)	—	(54)	—
Recognized net actuarial (gain)	(20)	—	(60)	—

Total expense	$145	$230	$435	$691

Contributions to the post-retirement benefit plans totaled $68 and $270 for the three and nine months ended September 29, 2007, respectively. Contributions to the post-retirement benefit plans totaled $118 and $348 for the three and nine months ended September 30, 2006, respectively. In fiscal 2007, total contributions to the post-retirement benefit plans are expected to be $379.
Pension Plan
     As discussed above, the Company assumed the costs and obligations associated with the former Spiegel pension plan upon the Company’s emergence from bankruptcy.
     The components of the Company’s net periodic benefit related to the former Spiegel pension plan were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	712	731	2,136	2,193
Expected return on assets	(902)	(922)	(2,706)	(2,765)

Total benefit	$(190)	$(191)	$(570)	$(572)

The Company made contributions to the pension plan during the three and nine months ended September 29, 2007 of $0 and $691, respectively. The Company made no contributions to the pension plan during the three or nine months ended September 30, 2006. In fiscal 2007, total contributions to the pension plan are expected to be $691.
(12) Stock Based Compensation
     The impact of stock options and restricted stock units (RSUs) on net income (loss) was as follows:

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Stock option compensation expense	$537	$374	$1,746	$1,263
RSU compensation expense	1,160	1,368	6,034	6,838

Total pre-tax equity based compensation expense	1,697	1,742	7,780	8,101
Tax impact	(662)	—	(3,034)	—

Total after-tax equity based compensation expense	$1,035	$1,742	$4,746	$8,101

     During the third quarter of 2007, the Company made stock option grants totaling 770,750 and restricted stock awards of 69,415. The third quarter awards included a stock option grant totaling 700,000 and a restricted stock award of 37,089 to the Company’s new CEO. The stock option grant included 100,000 time-vested stock options, 300,000 five-year performance options and 300,000 seven-year performance options as discussed further in Note 2. The fair value of the time-vested stock options was estimated to be $6.43 per share and was determined using a Black-Scholes option pricing model. The fair values of the five-year and seven-year performance options were estimated to be $5.29 and $5.58 per share, respectively, and were determined using a Monte-Carlo simulation model. Additionally, during the third quarter of 2007, the Company’s board of directors approved a grant of 17,076 restricted stock units to Howard Gross, a director of the Company and the former interim CEO. The remaining stock option grants and restricted stock awards were to new hires of the Company. Effective July 1, 2007, previously awarded restricted stock units to both employees and non-employee directors vested. Of these vested restricted stock awards, 204,023 shares were issued in settlement of the vested awards and 4,994 shares were deferred under the Company’s deferred compensation plan during the third quarter. Additionally, as discussed further below, the Company’s non-employee directors received a restricted stock award for fiscal 2006, of which 20,088 shares vested effective August 17, 2007.
     On June 12, 2007, the Company’s board of directors approved restricted stock awards to the Company’s directors. Each director other than William E. Redmond, Jr. and Howard Gross received a grant of 15,070 restricted stock units. Mr. Redmond and Mr. Gross each received a grant of 7,535 restricted stock units, for a total of 120,560 restricted stock awards granted to all directors. The restricted stock awards for each director, other than Mr. Redmond and Mr. Gross, included an award of 7,535 RSUs for fiscal 2006 and an award of 7,535 RSUs for fiscal 2007. The fiscal 2006 awards are subject to a three-year vesting schedule of which one-third vested on August 17, 2007, one-third which will vest on August 7, 2008 and one-third which will vest on August 13, 2009. The fiscal 2007 awards are subject to a three-year vesting schedule with one-third vesting on August 7, 2008, one-third vesting on August 13, 2009 and one-third vesting on August 12, 2010. Additionally, 6,375 stock options and a grant of 2,125 RSUs were made to a newly hired officer of the Company effective June 25, 2007. No stock options or restricted stock units were granted during the first quarter of 2007.
     Unrecognized compensation costs related to stock options and RSUs totaled approximately $5,463 and $5,525, respectively, as of September 29, 2007, which are expected to be recognized over weighted average periods of 2.5 and 1.7 years, respectively. No cash was received from stock option exercises during the three or nine months ended September 29, 2007.
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
(13) Commitments, Guarantees and Contingencies
     Litigation
     On or about June 15, 2006, a class action was filed against Eddie Bauer, Inc. in Los Angeles Superior Court in the State of California in an action entitled Tara Hill v. Eddie Bauer, Inc., alleging, among other things, that Eddie Bauer, Inc.: (1) did not provide plaintiffs with adequate wage statements; (2) did not reimburse plaintiffs for business-related expenses; (3) forced plaintiffs to buy Eddie Bauer clothing; (4) did not timely pay plaintiffs at the cessation of employment; and (5) improperly required the plaintiffs to work during rest and meal periods without compensation. Based on these allegations, plaintiffs asserted various causes of action, including those under the California Labor Code and California Business and Professions Code. On April 23, 2007, the Company reached a settlement related to the class action suit, which has not yet received final court approval. Preliminary approval papers were filed with the court on July 18, 2007, which the court has preliminarily approved. A hearing is scheduled for January 3, 2008 to consider the final approval. The Company recorded $1.6 million related to the settlement which is reflected within selling, general and administrative expenses during the three months ended March 31, 2007.
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
     Registration Rights Agreement
     As discussed in Note 8, the Company issued $75 million in convertible notes in April 2007. In conjunction with the convertible notes offering, the Company executed a registration rights agreement. In accordance with the registration rights agreement, the Company was required to use its reasonable best efforts to file a shelf registration statement covering resales of the notes, the subsidiary guarantees and the common stock issuable upon the conversion of the notes and to cause the shelf registration statement to be declared effective as promptly as possible but in no event later than the 180th day after the original date of issuance of the notes (e.g. April 4, 2007). The shelf registration statement was declared effective September 7, 2007. Additionally, in accordance with the registration rights agreement, subject to certain rights to suspend use of the shelf registration statement, the Company must use its reasonable best efforts to keep the shelf registration statement effective until the date there are no longer any registrable securities. The Company has no liabilities for monetary damages with respect to the registration obligations, except that if the Company breaches, fails to comply with or violates some provisions of the registration rights agreement, the holders of the notes may be entitled to equitable relief, including injunction and specific performance. In accordance with FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, (“FSP EITF 00-19-2”), the Company has not recognized a liability associated with the registration rights agreement as it is not probable that a liability has been incurred.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto in this quarterly report on Form 10-Q and the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our Annual Report on Form 10-K filed with the SEC on March 29, 2007, as amended, and with our Quarterly Reports on Form 10-Q for the three months ended March 31, 2007 filed with the SEC on May 14, 2007 and for the three months ended June 30, 2007 filed with the SEC on August 14, 2007.
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
     As of September 29, 2007, we operated 381 stores, consisting of 260 retail stores and 121 outlet stores in the U.S. and Canada. During the three and nine months ended September 29, 2007, we had 7.1 and 22.6 million, respectively, visits to our two websites and circulations of approximately 15.2 and 52.6 million, respectively, catalogs.
     In addition, we are minority participants in joint venture operations in Japan and Germany. As of September 29, 2007, Eddie Bauer Japan operated 49 retail stores and 10 outlet stores, distributed eight major catalogs annually and operated a website located at www.eddiebauer.co.jp and Eddie Bauer Germany operated one retail store and two outlet stores, distributed 13 major catalogs annually and operated a website located at www.eddiebauer.de. As a result of weak retail sales due partially to a continued poor apparel retail market in Germany, in January 2007 Eddie Bauer Germany made the decision to close all of its retail stores. Eddie Bauer Germany closed two of its three remaining retail stores during the third quarter of 2007 and anticipates that the remaining store will be closed in Spring of 2008. Eddie Bauer Germany will continue to sell its products through its catalogs, website and outlet stores. We also license the Eddie Bauer name to various consumer product manufacturers and other retailers whose products complement our modern outdoor lifestyle brand image.
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
     2007 Developments
     Merger Agreement
     On November 13, 2006, we announced that we had entered into a merger agreement with Eddie B Holding Corp., a company owned by affiliates of Sun Capital Partners, Inc. and Golden Gate Capital. Under the terms of the merger agreement, all of the Company’s outstanding shares of common stock were to be converted into the right to receive $9.25 per share in cash upon closing of the transaction. On February 8, 2007, at a special meeting of our stockholders to vote on the transaction, an insufficient number of shares were voted in favor of approving the proposed sale. Following this stockholder vote, on February 8, 2007 we terminated the merger agreement. Our results of operations for the first quarter of 2007 were negatively impacted by a $5 million termination fee we were required to pay in accordance with the merger agreement. As a result of the terminated merger agreement, Eddie Bauer has continued to operate as a stand-alone publicly traded company. We intend to continue to operate the business and implement initiatives in substantial conformance with our previously announced plans.
     CEO Resignation and Appointment of New CEO and Other Executives

     On February 9, 2007, we announced that Fabian Månsson resigned from his position as Chief Executive Officer and President of the Company and as a member of the Board of Directors of the Company effective February 9, 2007. In conjunction with Mr. Månsson’s resignation, we recorded $8.4 million of expense, including $3.2 million of accelerated stock based compensation expense, during the first quarter of 2007, which Mr. Månsson was entitled to receive pursuant to the terms of his pre-existing employment agreement. On June 15, 2007, we announced that our Board of Directors appointed Neil S. Fiske as our new President and Chief Executive Officer effective July 9, 2007 for a term of three years.
     On November 12, 2007, we announced three additional executives who were added to our senior management team, including Mr. Marv Toland as Senior Vice President and Chief Financial Officer, Ms. Freya Brier as Senior Vice President, General Counsel and Secretary, and Mr. Ronn Hall as Senior Vice President, Sourcing and Supply Chain. Together with our new President and CEO, Mr. Fiske, this team will be instrumental in advancing the initiatives underlying our turnaround plan.
     Term Loan Refinancing
     On April 4, 2007, we entered into an amended and restated term loan agreement with various lenders, which amended the term loan agreement we entered into on June 21, 2005 upon our emergence from bankruptcy. In connection with the amendment, we prepaid $48.8 million of the loans, which reduced the principal balance from $273.8 million to $225 million. The amended term loan agreement extended the maturity date to April 1, 2014, and amended certain covenants of the prior term loan agreement. Additionally, on April 4, 2007, we closed our offering of $75 million aggregate principal amount of convertible senior notes. The convertible notes have a maturity date of April 1, 2014 and pay interest at an annual rate of 5.25% unless earlier redeemed, repurchased or converted. See further discussion below of both the amended term loan agreement and convertible notes offering within “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
     Initiatives
     We are committed to turning our business around and revitalizing Eddie Bauer by continuing to implement previously announced initiatives and by actively changing initiatives that are not performing up to our expectations. Although we believe our strategies will stabilize and improve our business in the long term, this process comes with significant risks and challenges and will take time. Despite seeing positive results from these initiatives during the fourth quarter of 2006 and first three quarters of 2007, we must continue to focus on implementing these and other initiatives and making improvements in our merchandise collection in order to develop a sustainable trend of improving results.
     2007 Update
     Our primary focus with the 2006 Fall/Holiday line and continuing forward into 2007 has been to re-align the product offering with the needs and preferences of our 30-54 year-old core customers. We have made progress in getting back to the fundamentals, including:
•	Taking advantage of Eddie Bauer’s unique outdoor heritage;

•	Implementing a back-to-basics merchandising strategy, with core styles, neutrals and heritage pieces;

•	Merchandising with our core 30 to 54 year-old customer in mind — addressing fits and age-appropriate styling and construction;

•	Emphasizing more product-specific marketing rather than wardrobing, particularly in our catalogs; and

•	Continuing with the rollout of our loyalty program, as discussed further below.
     We have seen improved results in both our men’s and women’s lines. Customer response to the 2006 Fall/Holiday line and 2007 Spring and Summer collections were encouraging, as evidenced by increases in comparable store sales of 9.5%, 0.9% and 3.4% in the first three quarters of 2007, respectively. Sales in our direct channel increased 7.6% for the nine months ended September 29, 2007, however showed a slight decrease of 0.7% during the third quarter after showing increases of 16.3% and 6.4%, respectively, during the first and second quarters of 2007 when compared to the same prior year periods.
     The increases in comparable store sales have been primarily in our retail stores, where comparable store sales have increased 16.4%, 4.6% and 8.0% in the first three quarters of 2007, respectively. Comparable store sales in outlet stores have not shown the same level of improvement; having increased 0.3% in the first quarter and declined 4.5% and 2.8% in the second and third quarters of 2007, respectively.
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
     Merchandise
     Although the merchandise collection has been re-aligned to some degree over the last four quarters, we expect that we will make further changes to the product offering to reinforce the Eddie Bauer brand as the premier active, outdoor, lifestyle brand, and to expand our customer base. We plan to put more emphasis on our men’s business and re-establish Eddie Bauer as a true dual gender, premium brand of exceptional quality, value and service across all channels. In addition, we will focus additional resources and energy on improving and expanding our outerwear category, consistent with our strong heritage and our brand focus. Finally, as we refine our merchandising strategy, we will be more focused and well edited, with fewer, yet bigger, merchandising statements that cut through more clearly to our customers.
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
     Costs
     Several initiatives to reduce costs and improve efficiency are underway, including efforts to streamline our supply chain and logistics operations. These initiatives focus on distribution, freight, product sourcing, and non-merchandise procurement. These initiatives may involve fundamental changes in the way we conduct our business and certain of these changes may not show measurable results until the second half of fiscal 2008 or later.
     Talent
     Neil Fiske, our Chief Executive Officer, started on July 9, 2007. One of his top priorities was filling open positions on the senior management team, and attracting talented executives to lead the Company to success and strengthening Eddie Bauer’s core team. We recently added a Senior Vice President, Human Resources to the team, and as discussed above, on November 12, 2007, we announced the hiring of our Chief Financial Officer; Senior Vice President, General Counsel and Secretary; and Vice President of Sourcing. We believe that the recent addition of our Chief Executive Officer and these additional executives to our senior management team is instrumental in executing our turn around strategy.
     In addition to the foregoing five key initiatives, certain other ongoing matters are described as follows:
Loyalty Program
     On September 6, 2006, we launched our first full-scale customer loyalty program, Eddie Bauer Friends, for Eddie Bauer customers based on the results of a limited pilot program that we had tested since mid-2004. The loyalty program allows customers in the United States to accrue points that may be redeemed for Eddie Bauer rewards certificates or used toward acquiring special Eddie Bauer merchandise. The full terms and conditions of the loyalty program are available at www.eddiebauerfriends.com. As of September 29, 2007, approximately 2.4 million customers have enrolled in our loyalty program.
     We continue to evaluate the performance of our loyalty program on an on-going basis. We believe that the program will be a valuable tool in driving customer purchases and fostering customer loyalty while facilitating our ability to track and market to our customers.
Real Estate
     During the third quarter of 2007, we opened three new retail stores and one new outlet store, for total year-to-date openings of ten retail stores and seven outlet stores. In fiscal 2007, we intend to open approximately 21 new retail stores and eight new outlet stores (including those opened during the first three quarters of 2007) and expect to close approximately 29 retail stores and three outlet stores. We financed the opening of the new stores and intend to finance additional store openings through cash provided by operations and our revolving credit facility. We estimate that capital expenditures to open a store will approximate $1.0 million and $0.5 million per store for retail and outlet stores, respectively. In substantially all instances, this capital investment is funded partially by the landlords of the leased sites. The portion funded by landlords typically ranges from 25% to 50%. Additionally, we expect initial inventory purchases for the new retail and outlet stores to average approximately $0.2 million and $0.4 million, respectively. The number of stores we ultimately open during any given year will depend on our ability to obtain suitable locations on favorable terms, our working capital, general economic conditions, and the terms of our debt agreements. In addition to closing underperforming stores and opening new stores, our strategy includes “right-sizing” our existing stores, mainly through downsizing and relocations. We are generally satisfied with the retail store prototype size of approximately 5,500 square feet (excluding outlet stores). Currently, approximately 60% of our retail stores fall within 15% of this prototype size. We do not anticipate a significant change in store count over the short term, as we focus on increasing store productivity, as measured by sales per square foot, driven by our branding, merchandising and marketing initiatives. As we improve productivity, we will have the opportunity to develop a longer-term real estate strategy that more appropriately balances our retail and outlet store counts. During the first half of 2007, we completed a substantial majority of the build-out of our office space at our new leased headquarters in Bellevue, Washington and have completed the relocation of our headquarters personnel to this new facility.
     Outlook
     To increase our profitability and generate cash for future growth, we will need to effectively leverage our existing multi-channel infrastructure and increase our productivity as measured by our comparable store sales and sales per square foot in our retail and outlet stores and through higher year-over-year sales in our direct channel. Improvement in our gross margins and profitability also depends upon our ability to source our products at cost effective prices, control our transportation and energy costs and reduce our need for inventory markdowns. Additionally, our ability to control store occupancy and buying costs and efficiently manage our back-end operations and fixed costs will also impact our future gross margins and profitability. Despite our strategy to design products that appeal to our target customers, changes in customer preferences or demand or lack of customer response to these designs could result in increased costs and lower margins if we are required to increase our inventory markdowns or redesign our product offerings. We have continued our loyalty program during 2007, which has resulted and will continue to result in higher cost of sales and put pressure on our gross margin during fiscal 2007 and 2008. We must continue to make improvements in the merchandise collection and improve our net merchandise sales in order to develop a sustainable trend of improving results.
     Third Quarter 2007 Overview
     Compared to the prior year quarter, net merchandise sales for the third quarter of 2007 decreased $0.5 million, or 0.2%, and comparable store sales increased by 3.4%. Our gross margin and gross margin percentage for the third quarter of 2007 were $59.4 million and 29.9%, down from $60.8 million and 30.5% in the prior year quarter. Our operating loss of $26.5 million for the third quarter of 2007 decreased $107.6 million from the prior year quarter operating loss of $134.1 million, primarily as a result of the $117.6 million impairment charge we recorded during the third quarter of 2006. Offsetting the impairment charge was a $1.4 million decrease in our gross margin and an $8.7 million increase in our SG&A expenses in the current year quarter. See further discussion of our gross margin and SG&A expenses within Results of Operations below.
     The decrease of $0.5 million in our net merchandise sales during the third quarter was primarily driven by a $0.4 million decrease in our direct sales. Comparable stores sales increased 3.4% during the third quarter of 2007 primarily due to higher comparable store sales in our retail stores. As we analyzed customer reactions to our Summer product collection, we believe that our darker color palette for Summer product did not resonate well with customers and may have been more appropriate for a Fall collection. In addition, we believe that unseasonably warm weather across much of the U.S. negatively impacted demand for Fall product. As we continue to refine our merchandising strategy as described above, we will adjust our seasonal color palette to appropriately reflect seasonal preferences.
Results of Operations
     The following is a discussion of our results of operations for the three and nine months ended September 29, 2007 and September 30, 2006.
Three and Nine Months Ended September 29, 2007 compared to Three and Nine Months Ended September 30, 2006
Revenues

	Three	Three		Nine	Nine
	Months ended	Months ended		Months ended	Months ended
	September 29,	September 30,		September 29,	September 30,
	2007	2006	Change	2007	2006	Change
	($ in thousands)
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Retail & outlet store sales:
Comparable store sales	$129,758	$125,551	$4,207	$366,770	$352,020	$14,750
Non-comparable store sales and sales adjustments	19,650	23,944	(4,294)	70,434	77,204	(6,770)

Total Retail & outlet store sales	149,408	149,495	(87)	437,204	429,224	7,980
Direct sales	49,432	49,784	(352)	174,502	162,214	12,288
Other merchandise sales	2	33	(31)	37	73	(36)

Net Merchandise Sales	198,842	199,312	(470)	611,743	591,511	20,232
Shipping revenues	7,333	7,301	32	24,921	24,028	893
Licensing revenues	3,437	3,220	217	10,424	11,010	(586)
Foreign royalty revenues	1,252	1,374	(122)	4,340	4,600	(260)
Other revenues	88	78	10	495	379	116

Net Sales	$210,952	$211,285	$(333)	$651,923	$631,528	$20,395

	Three	Three		Nine	Nine
	Months ended	Months ended		Months ended	Months ended
	September 29,	September 30,		September 29,	September 30,
	2007	2006	Change	2007	2006	Change
	($ in thousands)
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Percentage increase (decrease) in comparable store sales	3.4%	(1.5)%	n/a	4.2%	(5.6)%	n/a

Number of retail stores:
Open at beginning of period	257	267	n/a	279	292	n/a

Opened during the period	3	8	n/a	10	11	n/a

Closed during the period	—	—	n/a	29	28	n/a

Open at the end of the period	260	275	n/a	260	275	n/a

Number of outlet stores:

Open at beginning of period	120	108	n/a	115	108	n/a

Opened during the period	1	6	n/a	7	7	n/a

Closed during the period	—	—	n/a	1	1	n/a

Open at the end of the period	121	114	n/a	121	114	n/a
Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006
     Net merchandise sales decreased $0.5 million, or 0.2%, in the third quarter of 2007 versus the prior year quarter, which included a decrease of $0.4 million, or 0.7%, in our catalog and internet sales and a decrease of $0.1 million, or 0.1%, in our retail and outlet stores. Comparable store sales, which includes sales from both our retail and outlet stores, during the third quarter of 2007 increased 3.4%, or $4.2 million. Comparable store sales in our retail stores during the third quarter of 2007 increased 8.0%, or $5.7 million, while comparable store sales in our outlet stores decreased 2.8%, or $1.5 million, versus the prior year quarter. Comparable store sales in our retail stores during the third quarter of 2006 decreased 0.6%, or $0.4 million, while comparable store sales in our outlet stores decreased 2.7%, or $1.4 million, versus the prior year quarter.
     Non-comparable store sales, which includes sales associated with new, closed, non-comparable remodeled stores and certain financial adjustments, decreased $4.3 million, or 17.9%. The decrease in non-comparable store sales was driven by approximately $8.0 million of sales from closed stores during 2006 which are not included in our comparable store sales. Additionally, sales reductions resulting from financial adjustments in the current year quarter were approximately $2.5 million higher than in the prior year quarter, of which the current year quarter included a reduction of $1.9 million associated with our customer loyalty program. These decreases to our non-comparable sales were partially offset by an approximately $6.2 million increase in the sales associated with non-comparable stores (sales from retail and outlet stores that have not been open for one complete fiscal year and stores that are expanded or down-sized by more than 30% and have not been in operation in their new configuration for one complete fiscal year) in the current year quarter versus the prior year quarter.
Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006
     Net merchandise sales increased $20.2 million, or 3.4%, in the first three quarters of 2007 versus the prior year period, which included an increase of $8.0 million, or 1.9%, in our retail and outlet store sales and an increase of $12.2 million, or 7.6%, in our catalog and internet sales. Comparable store sales, which includes sales from both our retail and outlet stores, during the first three quarters of 2007 increased 4.2%, or $14.8 million. Comparable store sales in our retail stores for the first three quarters of 2007 increased 9.0%, or $18.5 million, while comparable store sales in our outlet stores decreased 2.6%, or $3.7 million, versus the prior year period. Comparable store sales in our retail stores for the first three quarters of 2006 decreased 6.1%, or $13.4 million, while comparable store sales in our outlet stores decreased 4.8%, or $7.1 million, versus the prior year period.
     Non-comparable store sales decreased $6.8 million, or 8.8% during the first three quarters of 2007 versus the prior year period. The decrease in non-comparable store sales was driven by a $23.4 million impact associated with higher sales from closed stores during 2006 versus 2007. Additionally, sales reductions resulting from financial adjustments in the current year were approximately $4.8 million higher than in the prior year, of which the current year period included a reduction of $4.0 million associated with our customer loyalty program. These decreases to our non-comparable sales were partially offset by an increase of $21.9 million in the sales associated with non-comparable stores (sales from retail and outlet stores that have not been open for one complete fiscal year and stores that are expanded or down-sized by more than 30% and have not been in operation in their new configuration for one complete fiscal year) in the current year versus the prior year.

Cost of Goods Sold, Including Buying and Occupancy and Gross margin and gross margin %

	Three	Three		Nine	Nine
	Months ended	Months ended		Months ended	Months ended
	September 29,	September 30,		September 29,	September 30,
	2007	2006	Change	2007	2006	Change
	($ in thousands)
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Net Merchandise Sales	$198,842	$199,312	$(470)	$611,743	$591,511	$20,232
Cost of sales, including buying and occupancy	$139,472	$138,536	$936	$418,459	$402,426	$16,033

Gross margin	$59,370	$60,776	$(1,406)	$193,284	$189,085	$4,199
Gross margin as a % of net merchandise sales	29.9%	30.5%	(0.6%)	31.6%	32.0%	(0.4%)
     Our warehousing and distribution expenses (excluding occupancy costs related to our warehouses) and shipping costs are included in selling, general and administrative expenses. As a result, our gross margin and gross margin percentages may not be comparable to those of other retailers. Our warehousing and distribution expenses reflected in selling, general and administrative expenses for the three and nine months ended September 29, 2007 were $6.4 million and $21.5 million, respectively. Our warehousing and distribution expenses reflected in selling, general and administrative expenses for the three and nine months ended September 30, 2006 were $6.8 million and $22.7 million, respectively. Our shipping costs reflected in selling, general and administrative expenses for the three and nine months ended September 29, 2007 were $4.4 million and $16.1 million, respectively. Our shipping costs reflected in selling, general and administrative expenses for the three and nine months ended September 30, 2006 were $4.4 million and $14.6 million, respectively.
     We record costs of sales expense and a liability for points earned by the customer, net of estimated breakage, related to our customer loyalty program which we introduced in mid-2006. We reduce the liability when a reward certificate is redeemed by the customer and record a reduction in the amount reflected within costs of sales expense and a reduction to revenue. The net impact of our customer loyalty program for the three months ended September 29, 2007 was a decrease to costs of sales expense of $1.3 million as more certificates were redeemed and reclassified as a reduction to revenue and costs of sales during the quarter than certificates that were earned and charged to costs of sales. The customer loyalty program also resulted in a reduction to net merchandise sales (including both retail and outlet stores and our direct channel) of $2.7 million during the third quarter of 2007. The net impact of our customer loyalty program for the nine months ended September 29, 2007 was an increase of $1.6 million to costs of sales and a reduction to net merchandise sales of $5.6 million. The total impact to our gross margin from our customer loyalty program for the three and nine months ended September 29, 2007 was $1.4 million and $7.2 million, respectively.
Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006
     The $0.9 million increase in our costs of sales during the three months ended September 29, 2007 versus the prior year quarter resulted primarily from higher merchandising costs, which were partially offset by the net reduction to cost of sales related to our customer loyalty program as discussed above. Additionally, amortization expense associated with our customer intangibles decreased $0.3 million.
     Our gross margin percentage decreased to 29.9% in the third quarter of 2007, down from 30.5% in the third quarter of 2006. The 0.6 percentage point decrease in our gross margin percentage was due primarily to a 0.4 percentage point impact to our gross margin percentage related to our customer loyalty program and a 0.2 percentage point decrease in our merchandising margins.
Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006
     The $16.0 million increase in our costs of sales during the nine months ended September 29, 2007 versus the prior year period reflected increases of $8.1 million in our merchandise costs driven by the increase in merchandise sales, $6.1 million in costs associated with our customer loyalty program as discussed above, and $1.7 million in increased occupancy costs. The increase in our occupancy costs reflected higher rent, taxes and utilities expenses which were partially offset by a reduction in the amortization of our leasehold improvements.
     Our gross margin percentage decreased to 31.6% in the first three quarters of 2007, down from 32.0% in the comparable prior year period. The 0.4 percentage point decrease in our gross margin percentage was due primarily to a 1.0 percentage point decrease related to our customer loyalty program. This decrease to our gross margin percentage was partially offset by a 0.3 decrease in our occupancy costs as a percentage of our net merchandise sales. Our occupancy costs were $118.9 million in the first three quarters of 2007, up from $117.1 million in occupancy costs during the first three quarters of 2006. The higher net merchandise sales during the current year resulted in a higher base in which to spread our fixed occupancy related costs, which resulted in the decrease in our occupancy costs as a percentage of our net sales in the current year period. Additionally, our intangibles amortization, which totaled $6.0 million during the first three quarters of 2007 versus $7.0 million during the first three quarters of 2006, resulted in an additional 0.2 percentage point improvement in our gross margin.

Impairment of indefinite-lived intangible assets

	Three	Three		Nine	Nine
	Months ended	Months ended		Months ended	Months ended
	September 29,	September 30,		September 29,	September 30,
	2007	2006	Change	2007	2006	Change
	($ in thousands)
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Impairment of indefinite-lived intangible assets	$—	$117,584	$(117,584)	$—	$117,584	$(117,584)
Three and Nine Months Ended September 29, 2007 Compared to Three and Nine Months Ended September 30, 2006
     As a result of interactions with the Company’s investment bankers and indications of interest received from various third parties during the process of evaluating various strategic alternatives, including a possible sale of the Company and the significant decline in our common stock trading value during the third quarter of 2006, we determined that it was more likely than not that the fair value of our enterprise was below its carrying value. Accordingly, in accordance with SFAS No. 142, we completed impairment tests for our indefinite-lived intangible assets, including our goodwill and trademarks, during the third quarter of 2006.
     Our impairment evaluations were performed with the assistance of an independent valuation firm. The evaluations of both goodwill and trademarks included reasonable and supportable assumptions and projections and were based on estimates of projected future cash flows. These estimates of future cash flows were based upon our experience, historical operations of our stores, catalogs and Internet sites, estimates of future profitability and economic conditions. Future estimates of profitability and economic conditions require estimating such factors as sales growth, employment rates and the overall economics of the retail industry for up to twenty years in the future, and are therefore subject to variability, are difficult to predict and in certain cases, beyond our control. The assumptions utilized by management were consistent with those developed in conjunction with our long-range planning process. If the assumptions and projections underlying these evaluations are not achieved, or should we ultimately adopt and pursue different long-range plans, the amount of the impairment could be adversely affected. Accordingly, there can be no assurance that there will not be additional impairment charges in the future based on future events and that the additional charges would not have a materially adverse impact on our financial position or results of operations.
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
     The fair value of our enterprise value for purposes of our goodwill impairment test during the third quarter of 2006 was estimated primarily using a discounted cash flow model and was further supported by valuations using market comparables and market transactions for other retail companies and also by our common stock trading value. The premise of the discounted cash flow model was based upon our internal plans related to the future cash flows of our primary assets. The discounted cash flow valuation used a discount rate of 14.5%, which represented our weighted average cost of capital and an expected growth rate of 3.5%. In order to assess our fair value in its entirety, following the calculation of the discounted cash flows of our primary assets, the book value of our interest-bearing debt was deducted and the fair values of the assets not contributing to the discounted cash flows of our primary assets, including our net operating loss carryforwards, were added to derive the fair value of our total net assets. Upon completion of step one of the goodwill impairment test during the third quarter of 2006, our estimated fair value was less than the carrying value of our net book value and long-term debt. Accordingly, we completed step two of the goodwill impairment test, which included comparing our implied fair value with the carrying amount of our goodwill. Upon completion of step two of the goodwill impairment test, we recorded an impairment loss of $117.6 million related to our goodwill. The decline in our fair value since our fresh start reporting date of July 2, 2005 was due principally to the lower than projected revenues and gross margins.
     Selling, general and administrative expenses

	Three	Three		Nine	Nine
	Months ended	Months ended		Months ended	Months ended
	September 29,	September 30,		September 29,	September 30,
	2007	2006	Change	2007	2006	Change
	($ in thousands)
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Selling, general and administrative expenses (SG&A)	$98,018	$89,307	$8,711	$309,358	$282,202	$27,156
SG&A as a % of net merchandise sales	49.3%	44.8%	4.5%	50.6%	47.7%	2.9%
Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006

     SG&A expenses for the third quarter of 2007 were $98.0 million, representing an increase of $8.7 million, or 9.8% from the prior year quarter. SG&A expenses as a percentage of net merchandise sales for the third quarter of 2007 were 49.3%, up from 44.8% in the prior year quarter. SG&A expenses in the third quarter of 2007 included $3.2 million of increased advertising expenses primarily related to brand advertising and promotions; $2.8 million of increased payroll and benefits costs resulting from an increase in headcount in our corporate offices, higher payroll rates in our stores, and a sign-on bonus for our recently hired CEO; $2.4 million of increased professional services, which included costs to support compliance with Sarbanes-Oxley, executive recruiting fees and operation consulting fees; $2.2 million of higher building rent and moving related expenses as a result of the move of our corporate headquarters facilities; and $0.6 million of higher incentive plan expenses primarily related to guaranteed incentives for our new CEO hired during the third quarter. See further discussion of the appointment of our new CEO and the related employment agreement in Note 2 to our interim financial statements. These increases were partially offset by a $1.5 million decrease in depreciation and amortization expenses primarily due to the fair value adjustments we recorded in conjunction with our fresh start accounting that became fully depreciated during the second quarter of 2007; $0.7 million higher inventory capitalization due to higher inventory levels; and a $0.6 million reduction in program costs related to our customer loyalty program which we launched in the prior year quarter.
Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006
     SG&A expenses for the nine months ended September 29, 2007 were $309.4 million, representing an increase of $27.2 million, or 9.6% from the prior year period. SG&A expenses as a percentage of net merchandise sales for the first three quarters of 2007 were 50.6%, up from 47.7% in the prior year period, which primarily reflected the impact of the non-recurring expenses we incurred during the first quarter of 2007. SG&A expenses for the first quarter of 2007 included non-recurring expenses of the $5 million termination fee we were required to pay as a result of our stockholders not approving the merger agreement; $8.4 million of expense, including $3.2 million of accelerated stock based compensation expense, related to the resignation of our former CEO; $1.4 million of legal and other costs related to our terminated merger agreement; and a $1.6 million charge related to a litigation settlement. SG&A expenses as a percentage of net merchandise sales for the first three quarters of 2007 excluding these non-recurring expenses was 47.9%. The $8.4 million of severance expense represented amounts which our former CEO was entitled to receive pursuant to the terms of his pre-existing employment agreement. SG&A expense during the first three quarters of 2007 also increased versus the prior year period as a result of $4.0 million increased advertising expenses primarily related to brand advertising and promotions; a $3.8 million increase in incentive plan expenses including guaranteed incentives for our new CEO; $4.4 million of increased costs associated with professional services, which included costs to support compliance with Sarbanes-Oxley, executive recruiting fees and operations consulting; $2.0 million of increased payroll and benefits costs resulting from an increase in headcount in our corporate offices, higher payroll rates in our stores, and a sign-on bonus for our recently hired CEO; $3.6 million of higher building rent and moving related expenses and $1.5 million of increased shipping expenses. These increases were partially offset by a $3.5 million reduction in stock compensation expenses, excluding the impact of the accelerated expense related to our CEO’s resignation; a $1.2 million reduction in our warehousing and distribution costs; and a decrease of $1.2 million related to our depreciation and amortization as discussed further above.
     Equity in losses of foreign joint ventures

	Three	Three		Nine	Nine
	Months ended	Months ended		Months ended	Months ended
	September 29,	September 30,		September 29,	September 30,
	2007	2006	Change	2007	2006	Change
	($ in thousands)
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Equity in losses of foreign joint ventures	$(973)	$(1,230)	$257	$(1,127)	$(2,330)	$1,203
Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006
     Losses of foreign joint ventures for the third quarter of 2007 of $1.0 million included losses related to Eddie Bauer Germany of $0.6 million and $0.4 million from Eddie Bauer Japan. Losses of foreign joint ventures for the third quarter of 2006 of $1.2 million included losses related to Eddie Bauer Germany of $0.9 million and losses from Eddie Bauer Japan of $0.3 million.
Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006
     Losses of foreign joint ventures for the nine months ended September 29, 2007 of $1.1 million included losses related to Eddie Bauer Germany of $1.0 million and $0.1 million from Eddie Bauer Japan. We recognized equity losses of $0.7 million in December 2006 and $1.0 million during the nine months ended September 29, 2007 related to Eddie Bauer Germany’s estimated losses related to its store closings. We may incur additional equity losses and/or adjustments to previously recorded losses during 2007 related to Eddie Bauer Germany’s decision to close its retail stores as their restructuring efforts are finalized. Eddie Bauer Germany closed two of its three remaining retail stores in August 2007 and anticipates that the remaining store will be closed in Spring of 2008. Eddie Bauer Germany will continue to sell its products through its catalogs, website and outlet stores. Losses of foreign joint ventures for the nine months ended September 30, 2006 of $2.3 million included losses related to Eddie Bauer Germany of $2.4 million and earnings from Eddie Bauer Japan of $0.1 million.

Interest expense

	Three	Three		Nine	Nine
	Months ended	Months ended		Months ended	Months ended
	September 29,	September 30,		September 29,	September 30,
	2007	2006	Change	2007	2006	Change
	($ in thousands)
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Interest expense	$6,589	$7,208	$(619)	$19,711	$19,448	$263
Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006
     Interest expense during the third quarter of 2007 decreased $0.6 million from the prior year quarter primarily as a result of a $1.7 million decrease in interest expense associated with our senior term loan which we refinanced in April 2007. As discussed further below, we refinanced our senior term loan and repaid $48.8 million of the term loan on April 4, 2007. The lower outstanding principal balance as well as a lower average interest rate during the current year quarter resulted in the decrease in interest expense. Additionally, interest expense related to our revolving line of credit decreased $0.3 million due primarily to lower average interest rates in the current year quarter. These decreases in interest expense were partially offset by $1.5 million of interest expense, including the discount amortization, related to the $75 million of convertible notes we issued in April 2007. See further discussion below within “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of our refinanced senior term loan and convertible notes issued in April 2007.
Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006
     Interest expense during the first nine months of 2007 increased $0.3 million as compared to the prior year primarily as a result of the $3.0 million of interest expense, including the discount amortization, related to the $75 million of convertible notes we issued in April 2007. This increase was partially offset by a $1.5 million decrease in interest expense related to our senior term loan as discussed above; a $0.4 million decrease in interest related to our revolving line of credit; and a $0.8 million increase in our capitalized interest.
Other income

	Three	Three		Nine	Nine
	Months ended	Months ended		Months ended	Months ended
	September 29,	September 30,		September 29,	September 30,
	2007	2006	Change	2007	2006	Change
	($ in thousands)
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)

Net accretion of financing receivables/payables	$1,934	$489	$1,445	$4,358	$1,420	$2,938
Loss on extinguishment of debt	—	—	—	(3,284)	—	(3,284)
Mark to market adjustment of convertible note liability	11,319	—	11,319	5,254	—	5,254
Interest rate swap gain	—	—	—	228	—	228
Interest income and other	160	66	94	763	670	93

Other income	$13,413	$555	$12,858	$7,319	$2,090	$5,229
Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006
     Other income of $13.4 million for the third quarter of 2007 included $11.3 million of income associated with the adjustment to market value we recorded on the embedded derivative liability associated with our convertible notes, $1.9 million of net accretion income associated with the receivables and liabilities associated with our securitization interests and $0.2 million of interest income. See further discussion below related to the market value adjustments we are required to make at each reporting date related to the embedded derivative associated with our convertible notes. Other income of $0.6 million for the third quarter of 2006 included $0.5 million of income associated with the net accretion on the receivables and liabilities associated with our securitization interests and $0.1 million of interest income.
Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006
     Other income of $7.3 million for the first three quarters of 2007 included $5.2 million of income associated with the adjustments to market value we recorded on the embedded derivative liability associated with our convertible notes; $4.4 million of net accretion income associated with the receivables and liabilities associated with our securitization interests; $0.8 million of interest income and $0.2 million of income associated with our interest rate swap agreement. See further discussion below regarding our interest rate swap agreement activity during the first three quarters of 2007. Other income for the first three quarters of 2007 was partially offset by a $3.3 million loss on debt extinguishment related to the refinancing of our senior term loan. Other income of $2.1 million for the first three quarters of 2006 included $1.4 million of income associated with the net accretion on the receivables and liabilities associated with our securitization interests and $0.7 million of interest income.
Income tax expense (benefit)

	Three	Three		Nine	Nine
	Months ended	Months ended		Months ended	Months ended
	September 29,	September 30,		September 29,	September 30,
	2007	2006	Change	2007	2006	Change
			($ in thousands)
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)

Income tax expense (benefit)	$(4,247)	$55,560	$(59,807)	$(5,944)	$84,230	$(90,174)
Effective tax rate	20.5%	n/m		6.7%	n/m
Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006
     Our income tax benefit for the third quarter of 2007 was $4.2 million, representing an effective tax rate of 20.5%, compared to an income tax provision of $55.6 million for the third quarter of 2006. Our income tax benefit for the three months ended September 29, 2007 was lower than our benefit at the U.S. Federal statutory tax rate of 35% primarily due to non-deductible interest accretion expense on our securitization interest liability. Our effective tax rate for the third quarter of 20.5% however was higher than our effective tax benefit projected for fiscal 2007 of 7.8% (as discussed further below) due to an increase in the estimated Federal benefit recognized during the third quarter. As of the end of the second quarter of 2007, we projected a Federal benefit of approximately 4%, which we subsequently estimated to be approximately 9.5%. There were no changes in our tax valuation allowance during the third quarter of 2007, other than to reduce our valuation allowance by $1.8 million during the third quarter related to adjustments to our fiscal 2006 tax provision resulting from the Company’s filing of its final 2006 U.S Federal tax return. Income tax expense for the three months ended September 30, 2006 included $52.7 million of expense to increase our valuation allowance related to our NOLs. The increase in our valuation allowance during the third quarter of 2006 resulted from a decrease in the estimated annual amount of NOL utilization allowed under the Internal Revenue Code’s Section 382. As discussed above under Impairment of indefinite-lived intangible assets, during the third quarter of 2006, we performed an updated valuation of our enterprise value and concluded that our enterprise value had declined. We determined that further restrictions on the utilization of our NOLs would apply due to the likelihood of a change in ownership after certain trading restrictions on our common stock are lifted and accordingly, this decline in enterprise value resulted in a decrease in the amount of expected NOL utilization allowed for the years of 2008 through 2023. The lower NOL utilization during this period resulted in an increase in the estimated amount of NOLs that will expire and go unused. Accordingly, we increased our valuation allowance related to our NOLs. We recognized no income tax benefit on the losses related to our U.S. operations for the three months ended September 30, 2006 as the tax benefits would have increased our NOLs, which would have required a full valuation allowance.
Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006
     Our income tax benefit for the nine months ended September 29, 2007 was $5.9 million, representing an effective tax rate of 6.7%, compared to an income tax provision of $84.2 million for the nine months ended September 30, 2006. Our U.S. Federal tax rate, net of state tax benefits and excluding the impact of discrete items, for fiscal 2007 is projected to be a benefit of approximately 9.5%, while our Canadian tax rate for fiscal 2007 is projected to be an expense of approximately 34.6%. Our combined effective tax rate, including the estimated Federal benefit of 9.5% and Canadian tax expense of 34.6% results in a combined effective tax benefit of approximately 7.8%. Our income tax benefit is projected to be lower than our benefit at the U.S. Federal statutory tax rate of 35% primarily due to non-deductible interest accretion expense on our securitization interest liability. There were no changes in our tax valuation allowance during the first three quarters of 2007, other than to reduce our valuation allowance by $1.8 million during the third quarter related to adjustments to our fiscal 2006 tax provision resulting from the Company’s filing of its final 2006 U.S. Federal tax return. Our income tax expense for the nine months ended September 30, 2006 included the $52.7 million of expense associated with the increase in our valuation allowance during the third quarter of 2006 as discussed above. Additionally, we recognized $23.5 million of expense in the second quarter of 2006 associated with additional increases in our valuation allowance related to our NOLs as we reassessed our long-range plan, which resulted in a decrease in our projected taxable income during 2006 and 2007 and an increase in the projected amount of our NOLs expected to expire unused. Excluding the impact of the income tax expense associated with our valuation allowance increases, income tax expense for the nine months ended September 30, 2006 was $8.1 million, which primarily included income tax expense associated with the taxable income for our Canadian operations and tax expense associated with non-deductible foreign tax credits. We recognized no income tax benefit on the losses related to our U.S. operations as the tax benefits would have increased our NOLs, which would have required a full valuation allowance.
Liquidity and Capital Resources
     Cash Flow Analysis
     Nine Months ended September 29, 2007 Compared to Nine Months ended September 30, 2006

	Nine Months	Nine Months
	Ended	Ended
	September 29,	September 30,
	2007	2006
	($ in thousands)
	(Unaudited)
Cash flow data:
Net cash used in operating activities	$(75,284)	$(64,411)
Net cash used in investing activities	$(43,270)	$(30,497)
Net cash provided by financing activities	$68,671	$23,676
Net cash used in operating activities
     Net cash used in operating activities for the nine months ended September 29, 2007 totaled $75.3 million, compared to $64.4 million for the nine months ended September 30, 2006.
     Cash generated from our operations when excluding non-cash expenses (i.e., depreciation and amortization, gains/losses and impairments of property and equipment, equity in earnings (losses) of joint ventures, stock-based compensation expenses, market value adjustments on our embedded derivative liability, loss on extinguishment of debt and deferred income taxes) and other non-cash income totaled a negative $47.7 million for the nine months ended September 29, 2007 compared to negative cash of $24.8 million in the prior year period driven primarily by higher SG&A expenses during the nine months ended September 29, 2007 compared with the prior year period. Changes in our working capital for the nine months ended September 29, 2007 resulted in $27.6 million of negative cash flow versus $40.1 million of negative cash flow during the nine months ended September 30, 2006 primarily due to higher construction allowances received in the current year. The $27.6 million of negative cash flow related to our working capital during the first three quarters of 2007 primarily resulted from a $46.4 million increase in our inventory levels in anticipation of the fourth quarter holiday selling period which was partially offset by a $16.9 million increase in our deferred rent obligations due to construction allowances received for both our stores and our new corporate headquarters. The $40.1 million of negative working capital cash flow during the first three quarters of 2006 primarily resulted from a $42.1 million increase in our inventory levels also due to seasonality. For both the nine months ended September 29, 2007 and September 30, 2006, decreases in our accrued expenses were offset by increases in our accounts payable balances. Additionally, we received net cash proceeds of $7.4 million in both periods related to our financing receivables.
     Net cash used in investing activities
     Net cash used in investing activities for the nine months ended September 29, 2007 totaled $43.3 million, which primarily included $43.7 million of capital expenditures primarily related to our new corporate facilities and expenditures related to the new stores we opened during the first three quarters of 2007. Net cash used in investing activities for the nine months ended September 30, 2006 totaled $30.5 million and primarily included $30.9 million of capital expenditures primarily for new store openings and store remodeling costs.
     Net cash provided by financing activities
     Net cash provided by financing activities for the nine months ended September 29, 2007 totaled $68.7 million, which primarily included the $71.4 million of net proceeds from our $75 million convertible notes offering in April 2007 and $54.6 million of borrowings under our revolving credit facility, which were partially offset by the $53.0 million repayment of our senior term loan, including financing fees associated with the refinancing and a $4.3 million decrease in our bank overdraft position. Net cash provided by financing activities for the nine months ended September 30, 2006 totaled $23.7 million and included $52.5 million of borrowings under our revolving credit facility, which were partially offset by $23.2 million in repayments of our senior term loan and a $5.6 million decrease in our bank overdraft position.
Sources of Liquidity
     As of September 29, 2007, we had cash balances of $3.7 million. Our primary source of cash is the cash generated from our operations and borrowings under our revolving credit facility. The refinancing transaction which we entered into during April 2007 provided us with greater financial flexibility as a result of the amended financial covenants within the restated term loan agreement and lower interest expense as we implement our turnaround strategy. We are currently evaluating alternatives related to our outstanding financing receivables, including the possibility of monetizing the residual financing receivables through a potential sale. With the assistance of a third-party, we recently obtained a valuation of the receivables which estimated the undiscounted future cash flows of the receivables to be approximately $184 million. The discounted cash flows, using a discount rate of 14.5%, are estimated to be approximately $135 million. In connection with our emergence from bankruptcy proceedings, we issued a non-recourse promissory obligation to a liquidating trust established for the benefit of the creditors of Spiegel pursuant to which we are obligated to pay to the creditor trust 90% of any proceeds received by SAC from these receivables. If sales and operating cash flow do not improve from prior periods, we may not have sufficient capital resources to fund our operating plan which may result in our need to seek additional sources of liquidity through the sale of assets, the assumption of additional debt or the issuance of equity. There can be no assurance that we would be successful in borrowing additional funds at reasonable rates of interest or issuing equity at a favorable valuation, or at all.
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
     Advances under the revolving credit facility may not exceed a borrowing base equal to various percentages of Eddie Bauer, Inc.’s eligible accounts receivable balances and eligible inventory, less specified reserves. The revolving credit facility is secured by a first lien on Eddie Bauer, Inc.’s inventory and certain accounts receivable balances and by a second lien on all of Eddie Bauer, Inc.’s other assets other than the Groveport, Ohio facility. The revolving credit facility is guaranteed by Eddie Bauer and certain of its subsidiaries. Our availability under the revolving credit facility was $82.4 million as of September 29, 2007. As of September 29, 2007, we had $13.0 million of letters of credit outstanding and $54.6 million had been drawn under the revolving credit facility.
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
     The agreement requires that at any time the availability under the agreement is less than 10% of the maximum revolver available, we are required to maintain a consolidated fixed charge coverage ratio (as defined therein) of at least 1.25:1.00. The agreement also limits our capital expenditures (net of landlord contributions) to $60 million in 2007 and 2008, and $70 million in 2009 and 2010. Finally, there are additional covenants that restrict us from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in our capital stock; from entering into certain guarantees; from incurring debt and liens subject to limits specified within the agreement; and other customary covenants. As of September 29, 2007, the availability under the agreement was not less than 10% of the maximum revolver available.
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
     The term loan included financial covenants, including a consolidated leverage ratio (as defined therein) and a consolidated fixed charge coverage ratio (as defined therein). In addition to the financial covenants, the agreement limited our capital expenditures (net of landlord contributions) to $45 million in 2007, $60 million in 2008, and $70 million in each of 2009, 2010 and 2011. Finally, there were additional covenants that restricted us from entering into certain merger, consolidation and sale transactions outside the normal course of business; making certain distributions or changes in our capital stock; entering into certain guarantees; incurring debt and liens subject to limits specified within the agreement; and other customary covenants. The covenant relief that we obtained as a result of the April 2006 amendment to the term loan would have expired after the first quarter of 2007 resulting in the reestablishment of the original terms related to the financial covenants. As a result of our expectation that we would not meet certain of the financial covenants during 2007, we entered into the refinancing transaction discussed below during April of 2007.
     Refinancing Transaction
     On April 4, 2007, Eddie Bauer, Inc. entered into an amended and restated term loan agreement with various lenders, Goldman Sachs Credit Partners L.P., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (the “Amended Term Loan Agreement”). The Amended Term Loan Agreement amends the term loan agreement we entered into on June 21, 2005 (the “Prior Term Loan Agreement”). We entered into the Amended Term Loan Agreement as a result of our expectation that we would not meet certain of the financial covenants within our Prior Term Loan Agreement during 2007. In connection with the amendment and restatement of the Prior Term Loan Agreement pursuant to the Amended Term Loan Agreement, $48.8 million of the loans were prepaid, reducing the principal balance from $273.8 million to $225 million. We recognized a loss on extinguishment of debt of $3.3 million in April 2007, which represented the unamortized deferred financing fees of the Prior Term Loan Agreement. This loss on extinguishment was reflected within other income (expense) on our statement of operations during the three months ended June 30, 2007 and nine months ended September 29, 2007. We incurred $6.0 million of financing fees related to the Amended Term Loan Agreement and convertible notes issuance (discussed further below), which we capitalized as deferred financing fees. These deferred financing fees are being amortized over the terms of the Amended Term Loan Agreement and convertible notes agreement. The Amended Term Loan Agreement extends the maturity date of the Prior Term Loan Agreement to April 1, 2014, and amends certain covenants of the Prior Term Loan Agreement. As of September 29, 2007, $223.9 million was outstanding under the term loan.
     Interest on the Amended Term Loan Agreement is calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.25% in the case of base rate loans, or LIBOR plus 3.25% for Eurodollar loans. Interest requirements for both base rate loans and Eurodollar loans are reset on a monthly basis. As of September 29, 2007, our amended term loan had an interest rate of LIBOR of 5.13% plus 3.25%, for a total interest rate of 8.38%. Interest is payable quarterly on the last day of each March, June, September and December for base rate loans, and for Eurodollar loans having an interest period of three months or less, the last day of such interest period or for Eurodollar loans having an interest period of longer than three months, each day that is three months after the first day of such interest period.
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
     The financial covenants under the Amended Term Loan Agreement include:
Our consolidated senior secured leverage ratio calculated on a trailing basis must be equal to or less than:
•	5.75 to 1.00 for the fiscal quarters ending September 29, 2007 and December 31, 2007;

•	5.50 to 1.00 for the fiscal quarters ending March 31, 2008 and June 30, 2008;

•	5.25 to 1.00 for the fiscal quarter ending September 30, 2008;

•	5.00 to 1.00 for the fiscal quarter ending December 31, 2008;

•	4.00 to 1.00 for the fiscal quarters ending March 31, 2009 and June 30, 2009;

•	3.75 to 1.00 for the fiscal quarter ending September 30, 2009;

•	3.50 to 1.00 for the fiscal quarter ending December 31, 2009; and

•	thereafter being reduced on a graduated basis to 2.50 at March 31, 2012 and beyond.
     In addition, our consolidated fixed charge coverage ratio (as defined therein) calculated on a trailing four fiscal quarter basis must be equal to or greater than:
•	0.75 to 1.00 for the fiscal quarters ending September 29, 2007 and December 31, 2007;

•	0.80 to 1.00 for the fiscal quarter ending March 31, 2008;

•	0.90 to 1.00 for the fiscal quarters ending June 30, 2008 through December 31, 2008; and

•	thereafter increasing on a graduated basis to 1.10 to 1.00 at March 31, 2012 and beyond.
     The financial covenants under the Amended Term Loan Agreement are less restrictive than the financial covenants contained within the Prior Term Loan Agreement. In addition to the financial covenants, the Amended Term Loan Agreement limits our capital expenditures (net of landlord contributions) to $45 million in 2007, $50 million in 2008, $60 million in 2009, and $70 million in 2010 through 2014. Finally, there are additional covenants that restrict us and our subsidiaries from entering into certain merger, consolidation and sale transactions outside the normal course of business, making certain distributions or changes in our capital stock, entering into certain guarantees, incurring debt and liens subject to limits specified within the agreement, and other customary covenants. As of September 29, 2007, our most recent quarterly compliance reporting date, we were in compliance with the covenants of the Amended Term Loan Agreement.
     Although our current expectations of future financial performance indicate that we will remain in compliance with these covenants, our recent trends have underperformed prior forecasts. Our business is highly seasonal, and our fourth fiscal quarter generally comprises a substantial portion of our annual sales and earnings. If actual financial performance for our fourth quarter and beyond does not meet our current expectations and forecasts, we may not remain in compliance with the covenants. We face a number of uncertainties that may adversely affect our ability to generate sales and earnings in the fourth quarter, including potential weakness in the retail environment in North America, which weakness has been increasingly predicted to negatively affect 2007 holiday retail sales.

     Convertible Notes
     On April 4, 2007, we closed our offering of $75 million aggregate principal amount of convertible senior notes. The convertible notes have a maturity date of April 1, 2014 and pay interest at an annual rate of 5.25% semiannually in arrears on April 1 and October 1 of each year, beginning October 1, 2007 unless earlier redeemed, repurchased or converted. As a condition of the private placement, on July 6, 2007 we filed a shelf registration statement under the Securities Act of 1933 relating to the resale of the convertible notes and the common stock to be issued upon conversion of the convertible notes pursuant to a registration rights agreement. The shelf registration statement was declared effective on September 7, 2007.
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
     With the assistance of a third party, we estimated the fair value of the embedded derivative primarily using the Black-Scholes model and other valuation methodologies which resulted in an estimated fair value of $21.2 million as of the issuance date for the convertible notes. The estimated fair value of the conversion features is recorded with the convertible note liability on our balance sheet. The estimated fair value of the embedded derivative will be adjusted at each reporting date in the future. We estimated the fair value of the conversion features to be $16.0 million as of September 29, 2007 and accordingly recognized $11.3 million and $5.2 million within other income during the three and nine months ended September 29, 2007. The decline in the estimated fair value of our derivative liability since the issuance date for the convertible notes and as of the end of the second quarter was primarily a result of the decline in our common stock price.
     As a result of the required bifurcation of the embedded derivative related to the conversion features of the notes under SFAS 133, the carrying value of the convertible notes at issuance was $53.8 million. We are accreting the difference between the face value of the notes and the carrying value, which totaled $21.2 million as of the date of issuance, as a charge to interest expense using the effective interest rate method over the term of the convertible notes. We recognized $0.5 million and $1.1 million of discount amortization within interest expense during the three and nine months ended September 29, 2007, which resulted in an effective interest rate of approximately 11.05% related to the convertible notes.
Interest Rate Swap Agreements
     We use derivative instruments primarily to manage exposures to fluctuations in interest rates, to lower our overall costs of financing and to manage the mix of floating- and fixed-rate debt in our portfolio. Our derivative instruments as of September 29, 2007 and December 30, 2006 included an interest rate swap agreement. Additionally, our convertible notes included an embedded derivative as discussed further above. In April 2007, we amended and refinanced our term loan. Prior to the amendment of our term loan, we had an interest rate swap which totaled $147.4 million and $147.8 million as of March 31, 2007 and December 30, 2006, respectively. The interest rate swap agreement effectively converted 50% of the outstanding amount under the term loan, which had floating-rate debt, to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement was made for the difference between the fixed rate of 4.665% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The interest rate swap agreement was scheduled to terminate in conjunction with the termination of the Prior Term Loan Agreement in June 2011. On April 4, 2007, we terminated our interest rate swap agreement that had been designated as a cash flow hedge of the Prior Term Loan Agreement as a result of our entering into the Amended Term Loan Agreement. Upon termination, we received $1.0 million in settlement of the interest rate swap and recognized a gain of $0.1 million within other income (expense) on our statement of operations.

     On April 5, 2007, we entered into a new interest rate swap agreement and designated the new interest rate swap agreement as a cash flow hedge of the Amended Term Loan Agreement which we executed on April 4, 2007. The new interest rate swap agreement had a notional amount of $99.5 million as of September 29, 2007. The interest rate swap agreement was designated as a cash flow hedge of our Amended Term Loan Agreement and effectively converts 44% of the outstanding amount under the Amended Term Loan Agreement, which has a floating-rate of interest to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. No portion of the interest rate swap was excluded from the assessment of the hedge’s effectiveness. Because all critical terms of the derivative hedging instrument and the hedged forecasted transaction were not identical, the interest rate swap did not qualify for the “shortcut method” of accounting as defined in SFAS 133. On a quarterly basis, we assess and measure the effectiveness of the cash flow hedge using the changes in variable cash flows method. In performing our assessment as of September 29, 2007, the fair value of the interest rate swap was determined to be a liability of $1.4 million and the changes in the cash flows of the derivative hedging instrument were within 80 to 125 percent of the opposite change in the cash flows of the hedged forecasted transaction and therefore we concluded that the hedge was highly effective. Accordingly, we recorded the effective portion of the cash flow hedge, which totaled $1.4 million ($0.8 million net of tax) as of September 29, 2007 within other comprehensive loss on our balance sheet. No amount of the cash flow hedge was determined to be ineffective. The amounts reflected in other comprehensive loss will be reclassified into interest expense in the same period in which the hedged debt affects interest expense. We estimate that no amounts will be reclassified into interest expense within the next 12 months. The new interest rate swap agreement is scheduled to terminate in April 2012.
Financial Condition
     At September 29, 2007 Compared to December 30, 2006
     Our total assets were $845.3 million as of September 29, 2007, down $10.6 million, or 1.2% from December 30, 2006. Current assets as of September 29, 2007 were $283.8 million, down $24.8 million from $308.6 million as of December 30, 2006. The decline in our current assets was driven primarily by a $49.5 million decrease in our cash and cash equivalents (see further discussion above under “Liquidity and Capital Resources — Cash Flow Analysis”) and a $30.4 million decrease in our financing receivables related to securitization interests. Our financing receivables related to our securitization interests decreased $30.4 million, which included cash collections of $74.0 million, partially offset by $43.6 million of accretion income during the first three quarters of 2007. These decreases in our current assets were partially offset by increases of $48.9 million in our inventory balance due to seasonality and an $8.1 million increase in our prepaid expenses.
     Non-current assets as of September 29, 2007 were $561.5 million, up $14.2 million from $547.3 million as of December 30, 2006 primarily due to increases in our property, plant and equipment resulting from capital expenditures during the first three quarters of 2007.
     Our total liabilities were $574.3 million as of September 29, 2007, up $65.1 million, or 12.8%, from December 30, 2006. Current liabilities as of September 29, 2007 were $223.2 million, up $19.6 million from $203.6 million as of December 30, 2006. The increase in our current liabilities was driven by $54.6 million in short-term borrowings and a $20.2 million increase in our accounts payable balance driven primarily by our higher inventory levels. These increases were partially offset by a $27.4 million decrease in our current liabilities related to our securitization note; a $17.7 million decline in our accrued expenses, which included decreases of $6.2 million, $7.0 million and $5.3 million in our sales and payroll tax accruals, sales returns and allowances and our deferred revenues, respectively; and a $5.8 million decrease in the current portion of our long-term debt. Our current liabilities related to our securitization note decreased $27.4 million which included cash payments of $66.6 million, partially offset by $39.2 million of accretion expense during the first three quarters of 2007.
     Non-current liabilities as of September 29, 2007 were $351.2 million, up $45.5 million from $305.7 million as of December 30, 2006 primarily due to our $75 million convertible notes issuance during April 2007 and an $18.0 million increase in our deferred rent obligations. These increases were partially offset by the $44.9 million decrease in the long-term portion of our senior term loan resulting from the repayment of a portion of the loan in conjunction with the refinancing of our senior term loan in April 2007.
     Our stockholders’ equity as of September 29, 2007 totaled $271.0 million, down $75.7 million from December 30, 2006, driven primarily by our net loss recorded during the first three quarters of 2007.
     Cash Requirements
     Our primary cash requirements for fiscal 2007 and 2008 are to fund growth in working capital to support anticipated merchandise sales increases; capital expenditures to open new stores and refurbish existing stores; upgrade and maintain our distribution center and information technology systems; and to make interest and principal payments on our senior term loan and convertible notes. We anticipate that our capital expenditures for 2007 will be approximately $61.0 million (including landlord contributions), of which approximately 59% relates to opening and remodeling of stores in accordance with our plans to realign our stores. Approximately $19.0 million of the capital expenditures will be funded by our landlords, resulting in net capital expenditures of approximately $42.0 million.

     Our liquidity levels and the need to fund our cash requirements through the use of our revolving credit facility will be driven by our net sales and profitability levels, changes in our working capital, the timing of our capital expenditures and by higher interest payments as a result of the amendment to our term loan and issuance of convertible notes which each occurred in April 2007 as discussed above. Cash generated from our net sales and profitability, and somewhat to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a disproportionate amount of net merchandise sales and operating cash flows occurring in the fourth fiscal quarter of each year. Additionally, cash generated from our net sales and profitability are impacted by the levels of and timing of mark-downs that we take in order to drive sales. Seasonality also impacts the levels of our working capital, in that we typically experience higher levels of net accounts receivables and sales driven accrued expenses, such as sales and use taxes, sales allowances, and deferred revenues during the fourth quarter of each year. Conversely, we typically experience a decline in both our net accounts receivable and sales driven accrued expenses during the first and second quarters of each year. Additionally, we normally increase our inventory levels during the third quarter in anticipation of higher sales during the third and fourth quarters.
     We do not anticipate significant cash requirements for U.S. Federal income tax payments during 2007 and 2008 due to existing, unutilized NOL carryforwards we assumed when Spiegel transferred ownership of its subsidiaries, Financial Services Acceptance Corporation (“FSAC”) and SAC, to us. We do not anticipate paying any dividends on our common stock in the foreseeable future. In addition, covenants in our term loan agreement and revolving credit facility restrict our ability to pay dividends and may prohibit certain other payments.
Contractual Obligations
     Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact our short and long term liquidity and capital resource needs. A table representing the scheduled maturities of our contractual obligations as of December 30, 2006 was included under the heading “Contractual Obligations” within our Form 10-K filed with the SEC on March 29, 2007, as amended. The only significant change in our contractual obligations since December 30, 2006, other than those which occur in the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations) resulted from (i) our entering into the Amended Term Loan Agreement during April 2007, (ii) the termination of our prior interest rate swap agreement and the execution of a new interest rate swap agreement during April 2007, and (iii) the issuance of $75 million in convertible notes in April 2007 as discussed further above. Taking into consideration the amendment and partial prepayment, principal payments on our senior term loan are anticipated to be $1.7 million during 2007, $4.5 million during 2008-2009, $4.5 million during 2010-2011, and $214.3 million thereafter, for total principal payments of $225 million. Taking into consideration the amendment, partial prepayment and our newly executed interest rate swap agreement, interest requirements on our amended senior term loan are anticipated to be $18.8 million during 2007, $35.6 million during 2008-2009, $36.1 million during 2010-2011, and $36.8 million thereafter, for total interest requirements of $127.3 million. Principal payments on our convertible notes are anticipated to be $75 million, assuming no conversion prior to their scheduled maturity in April 2014 and that the notes are not converted into our common stock. Interest payments on our convertible notes, assuming no conversion prior to their scheduled maturity in April 2014 and that the notes are not converted into our common stock, are anticipated to be $3.0 million during 2007, $8.0 million during 2008-2009, $8.0 million during 2010-2011, and $9.0 million thereafter, for total interest payments of $28.0 million. As more fully described above under “Convertible Notes”, the holders of the convertible notes have rights which may cause us to repurchase up to the entire aggregate face amount of the notes then outstanding at certain dates in the future.
     In addition to the above contractual obligations, we had $13.0 million of letters of credit outstanding as of September 29, 2007. See further discussion of our letters of credit under “Off-Balance Sheet Arrangements” below.
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

     Upon the termination of the Settlement Trust, SAC became the sole beneficial owner of the receivables held under the Note Trust and as a result, SAC has a unilateral right to terminate the Note Trust. Accordingly, effective December 2006, consistent with SFAS 140, the Note Trust is no longer accounted for as a qualifying special purpose entity. In conjunction with the termination of the Settlement Trust effective December 2006, the outstanding receivables and related liabilities under the Promissory Note were revalued to their fair values of $46.0 million and $41.4 million, respectively. During the nine months ended September 29, 2007, we received $74.0 million in cash of which 90%, which totaled $66.6 million, was paid to the Creditor Trust. We are obligated to pay 90% to the Creditor Trust any future cash payments we receive with respect to these securitization interests.
     Insurance and Self-insurance
     We use a combination of insurance and self-insurance to cover a number of risks, including worker’s compensation, general liability, property and automobile liability and employee-related health care benefits, a portion of which is reimbursed by our employees. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. We believe that we have taken reasonable steps to ensure that we are adequately accrued for costs incurred related to these programs at September 29, 2007.
     Pension and Other Post-retirement Benefit Obligations
     As established in the plan of reorganization, we assumed the Spiegel pension and other post-retirement plans as of the effective date of our emergence from bankruptcy. Prior to our emergence from bankruptcy, our employees participated in these plans and our combined financial statements reflected the expense (benefit) and liabilities associated with the portion of these plans related only to our employees. Accordingly, the liabilities associated with these plans, in addition to those liabilities related to our employees that were already reflected on our combined balance sheet, have been reflected in our consolidated balance sheet as of and subsequent to July 2, 2005, our fresh start reporting date. Our funding obligations and liabilities under the terms of the plans are determined using certain actuarial assumptions, including a discount rate and an expected long-term rate of return on plan assets. These assumptions are reviewed and updated annually at the end of each third quarter, which is the period in which we have elected to use as our annual measurement date. The third quarter measurement results are subsequently reflected in our fiscal year end financial statements.
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
     As of September 30, 2006, our most recent measurement date, our estimated unfunded pension obligation was approximately $7.6 million and our estimated unfunded obligation related to the assumed post-retirement benefit plans was $8.4 million. We made contributions of $0.3 million and $0.7 million to our post-retirement benefit plans and pension plan, respectively, for the nine month period ended September 29, 2007. Our contributions to the post-retirement benefit plans and pension plan are estimated to total $0.4 million and $0.7 million, respectively, for fiscal 2007.
     During 2006, the Pension Protection Act of 2006 was enacted. We do not believe that this regulation will have a material impact on the funding obligations with respect to our pension and other benefit plans.
Off-Balance Sheet Arrangements
     As of September 29, 2007, we had $13.0 million in outstanding letters of credit. We had no other off-balance sheet financing arrangements as of September 29, 2007. Letters of credit, primarily merchandise vendor letters of credit, are important to our operations because they allow us to have payment on our behalf guaranteed by a bank which then pays the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. We subsequently record the payable to the vendor on our balance sheet at the time of merchandise title transfer. Additionally, we use stand-by letters of credit to support our worker’s compensation insurance and import customs bond programs. We are not aware of any material risks to the availability of our letters of credit.

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
     In addition to the critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2007, as amended, we have determined that the valuation of the embedded derivative liability associated with our convertible notes is also a critical accounting policy and estimate.
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
     Volatility — This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. Due to our limited stock price history, expected volatility is based upon historical and implied volatility for other companies in the retail industry in addition to the volatility of our common stock.
     Risk-free interest rate — This is the U.S. Treasury yield curve in effect as of the end of the quarter having a term equal to the expected term of the conversion option.
     Expected years to conversion — This is the period of time over which the conversion options within the convertible notes are expected to remain outstanding.
     Effect if Different Assumptions Used
     Different estimates of the above items could result in higher or lower estimates of the fair value of our embedded derivative liability related to the conversion options at the end of each quarter. Accordingly, different fair values could result in increases or decreases in the amounts we recognize within other income (expense). We estimated the fair value of the conversion features to be $16.0 million as of September 29, 2007 and accordingly recognized $11.3 million and $5.2 million within other income during the three and nine months ended September 29, 2007.
Inflation
     The rate of inflation over the past several years has not had a significant impact on our sales or profitability.

Recent Accounting Pronouncements
     See Note 4 to our interim financial statements included in this report for a discussion of recent accounting pronouncements.
Related Party Transactions
     We had no material related party transactions during the three or nine months ended September 29, 2007.

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
Revolving Credit Facility
     Our revolving credit facility bears interest at variable rates based on LIBOR plus a spread. As of September 29, 2007, our availability was approximately $82.4 million and $54.6 million had been drawn under the senior secured revolving credit facility.
Senior Secured Term Loan
     On April 4, 2007, we amended and restated our senior term loan agreement. In connection with the amendment and restatement, $48.8 million of the loans were prepaid, reducing the principal balance from $273.8 million to $225 million. As of September 29, 2007, the outstanding amount of our senior secured term loan totaled $223.9 million. Interest on the amended term loan is calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.25% in the case of base rate loans, or LIBOR plus 3.25% for Eurodollar loans. Interest requirements for both base rate loans and Eurodollar loans are reset on a monthly basis. As of September 29, 2007, our amended term loan had an interest rate of LIBOR of 5.13% plus 3.25%, for a total interest rate of 8.38%. See “Management’s Discussion and Analysis of Financial Condition — Sources of Liquidity — Refinancing Transaction” for a more detailed description of our amended term loan agreement.
     On April 4, 2007, we terminated our interest rate swap agreement that had been designated as a cash flow hedge of our senior secured term loan. We terminated the interest rate swap agreement as a result of the refinancing of our senior secured term loan on April 4, 2007. Upon termination, we received $1.0 million in settlement of the interest rate swap and recognized a gain of $0.1 million within other income. Additionally, on April 5, 2007, we entered into a new interest rate swap agreement and designated the new interest rate swap agreement as a cash flow hedge of our refinanced $225 million senior secured term loan which we executed on April 4, 2007. The new interest rate swap agreement had a notional amount of $99.5 million as of September 29, 2007 and effectively converts 44% of the outstanding amount under the amended term loan, which has a floating-rate of interest to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The new interest rate swap agreement is scheduled to terminate in April 2012. Assuming a 10% increase in interest rates, the fair value of the new interest rate swap would be an asset of approximately $0.5 million at September 29, 2007. Assuming a 10% decrease in interest rates, the fair value of the interest rate swap would be a liability of approximately ($3.2) million at September 29, 2007.
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
Market Risk — Change in Value of our Common Stock
     Our convertible notes contain certain features that allow the holder to convert their notes into shares of our common stock upon the occurrence of certain conditions. See further discussion above under “Management’s Discussion and Analysis of Financial Condition — Sources of Liquidity — Refinancing Transaction” for a detailed description of the terms of conversion. The fair market value of the convertible notes is subject to market risk due to the convertible feature of the notes. The fair market value of the convertible notes will generally increase as the market price of our common stock increases and decrease as the market price falls.
     As a result of the requirement that we settle any conversion of notes prior to the termination of the ownership limitations contained in our certificate of incorporation in cash, the conversion features contained within the convertible notes are deemed to be an embedded derivative under SFAS 133. In accordance with SFAS 133, the embedded derivative related to the conversion features requires bifurcation from the debt component of the convertible notes and a separate valuation. We recognize the embedded derivative as an asset or liability on our balance sheet and measure it at its estimated fair value, and recognize changes in its estimated fair value in other income (expense) in the period of change. We determine the estimated fair value of the embedded derivative primarily using the Black-Scholes model and other valuation methodologies which resulted in an estimated fair value of $21.2 million as of the issuance date for the convertible notes. The Black-Scholes model and other valuation methodologies are complex and require significant judgments. In applying the Black-Scholes model, changes and volatility in our common stock price and the stock price of other comparable retailers and changes in risk-free interest rates could significantly affect the fair value of this derivative instrument. We estimated the fair value of the conversion features to be $16.0 million as of September 29, 2007 and accordingly recognized $11.3 million and $5.2 million within other income during the three and nine months ended September 29, 2007.

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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). A disclosure control system, no matter how well conceived and implemented, can provide only a reasonable assurance that the objectives of such control system are satisfied. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. We have, however, designed into our process safeguards intended to reduce, though not eliminate risk. Based on management’s evaluation, our Chief Executive Officer and interim Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective at that reasonable assurance level.
Identification of Material Weaknesses and Other Control Deficiencies
     In preparing our financial statements as a stand-alone company since June 21, 2005, we identified several material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses primarily related to errors in “fresh start” accounting adjustments and lack of adequate permanent staffing. Identified weaknesses included the lack of sufficient controls to ensure adequate analysis and documentation regarding the application of numerous “fresh-start” accounting adjustments, including valuation of tangible and intangible assets, leases and assumption of employee benefit plan liabilities; development of the income tax provision, accounting for NOLs and related valuation allowances, and identification and classification of deferred tax assets and liabilities; clerical and technical accounting errors pertaining to accounting for landlord incentives and deferred rent liability, hedge accounting for interest rate swaps and classification of activity in the statements of cash flows; reliance upon manual closing and reconciliation systems; lack of timely and sufficient financial statement account reconciliation and analysis; and lack of permanent staffing with adequate technical expertise to support our ongoing accounting and reporting requirements as a public reporting company. Remediation plans to address the identified material weaknesses have been or are being actively implemented.
     We will be subject for the first time to the SEC rules adopted pursuant to Section 404 of the Sarbanes-Oxley Act requiring public companies to include a report of management’s assessment of the Company’s internal control over financial reporting in our Annual Report on Form 10-K for our fiscal year ending December 29, 2007. Accordingly, management has not yet completed the assessment required by Section 404 and the SEC’s rules and regulations implementing such section. “Internal control over financial reporting” is the process designed by a company’s senior management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Accordingly management has concluded that our internal control over financial reporting was not effective as of and for the periods ended September 29, 2007, June 30, 2007, March 31, 2007, December 30, 2006, December 31, 2005 and July 2, 2005 (the fresh-start balance sheet date). To address the material weaknesses previously disclosed, we performed additional analysis and other post-closing procedures and retained additional external resources with extensive public company reporting expertise in order to prepare our consolidated financial statements in accordance with GAAP.
Remediation Plan
     Although we are not required to comply with Section 404 of the Sarbanes-Oxley Act until our annual report for our fiscal year ending December 29, 2007, management and our Board of Directors are committed to the remediation of our disclosure controls and procedures, including the remediation and continued improvement of our overall system of internal controls over financial reporting. Management has developed and is implementing a remediation plan for each of the identified weaknesses. The plan includes:
•	hiring and integrating qualified key accounting and finance personnel with appropriate technical experience in companies which face similar financial reporting requirements; and

•	identifying and implementing additional improvements to the internal control framework to ensure ongoing compliance.
     During the first nine months of 2007, we continued to make progress in addressing the material weaknesses and control deficiencies discussed above. We have:

•	implemented more rigorous financial closing procedures, including formalizing documentation of controls and procedures and preparing additional in-depth analyses and other post-closing procedures to validate the financial statements and related disclosures;

•	made significant progress on a project to remediate control deficiencies related to granting and tracking access to our computerized accounting systems; and

•	engaged external resources with public company reporting expertise, as well as other specialized experts, as needed, to research, analyze and document various accounting, tax and financial reporting issues and processes associated with the preparation and review of our consolidated financial statements in accordance with GAAP.
We are in the process of testing these changes in conjunction with our preparation for compliance with Section 404 of the Sarbanes-Oxley Act and therefore management is unable to conclude that our disclosure controls and procedures are effective as of the Evaluation Date. We intend to continue implementing our review, evaluation and testing of internal controls and remediation efforts to strengthen internal controls over financial reporting during the remainder of 2007. We expect to complete our evaluation required by Section 404 of the Sarbanes-Oxley Act by the end of our fiscal year ending December 29, 2007.

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
Other Litigation
     On or about June 15, 2006, a class action was filed against Eddie Bauer, Inc. in Los Angeles Superior Court in the State of California in an action entitled Tara Hill v. Eddie Bauer, Inc., alleging, among other things, that Eddie Bauer, Inc. (1) did not provide plaintiffs with adequate wage statements; (2) did not reimburse plaintiffs for business-related expenses; (3) forced plaintiffs to buy Eddie Bauer clothing; (4) did not timely pay plaintiffs at the cessation of employment; and (5) improperly required the plaintiffs to work during rest and meal periods without compensation. Based on these allegations, plaintiffs assert various causes of action, including those under the California Labor Code and California Business and Professions Code. On April 23, 2007, the Company reached a settlement related to the class action suit, which has not yet received final court approval. Preliminary approval papers were filed with the court on July 18, 2007, which the court has preliminarily approved. A hearing is scheduled for January 3, 2008 to consider the final approval. The Company recorded $1.6 million related to the settlement which is reflected within selling, general and administrative expenses for the three months ended March 31, 2007.
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
Item 1A. RISK FACTORS
     Our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 filed with the SEC on March 29, 2007, as amended, contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, and/or our financial condition. There have been no material changes in our risk factors from those disclosed on our Form 10-K and those included in Part II Item 1A of our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2007, which reports are incorporated by reference herein.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On July 1, 2007 and August 17, 2007, several directors and current and former officers received a total of 40,708 shares and 163,315 shares of common stock, respectively, in connection with a scheduled settlement date for shares of common stock underlying restricted stock units granted to them on November 3, 2005. Additionally, 4,994 shares of common stock which were issued in conjunction with the July 1, 2007 vesting were deferred under the Company’s deferred compensation plan during the third quarter. Also on August 17, 2007, several directors received a total of 20,088 shares of common stock underlying restricted stock units granted to them on June 12, 2007. The shares of common stock were issued to the officers and directors pursuant to the 2005 Stock Incentive Plan adopted by the Board of Directors in November 2005, prior to our registration under the Securities Exchange Act of 1934, as amended, in accordance with the exemption from registration provided by Rule 701 promulgated under the Securities Act of 1933, as amended.
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

Date: November 13, 2007