Form 10-K
period 2007-12-29
Eddie Bauer Holdings, Inc.
filed 2008-03-13
CIK 1345968

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission file number 001-33070
Eddie Bauer Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	42-1672352
(State of or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10401 NE 8th Street, Suite 500
Bellevue, WA 98004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $204,351,790 based on the closing price of the registrant’s common stock on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares of the registrant’s common shares outstanding as of March 3, 2008 was 30,677,886.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the Registrant’s 2008 annual meeting of stockholders, to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this Annual Report on Form 10-K.

(ii)

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION ACT OF 1995

Any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by us involve risks and uncertainties and are subject to change based on various important factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by us:

•	our ability to implement new marketing, merchandising, sourcing and operations plans to rebuild the Eddie Bauer brand and increase retail sales;

•	our ability to effectively complete the organizational realignments of responsibilities commenced in 2008;

•	consumer acceptance of our products and our ability to keep up with fashion trends, develop new merchandise, launch new product lines successfully, offer products at the appropriate price points and enhance our brand image;

•	the highly competitive nature of the retail industry generally and the segment in which we operate particularly;

•	our ability to hire, train and retain key personnel and management;

•	the possible lack of availability of suitable store locations on appropriate terms;

•	our reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, political instability, legal and regulatory matters, duties, taxes, other charges and quotas on imports, local business practices and political issues and risks related to currency and exchange rates;

•	our ability to service our current debt and to continue to remain in compliance with the covenants under our term loan and revolving loan facilities;

•	our ability to utilize net loss carryforwards in future years;

•	shifts in general economic conditions, consumer confidence and consumer spending patterns;

•	the seasonality of our business;

•	the ability of our manufacturers to deliver products in a timely manner or meet quality standards;

•	the lack of effectiveness of our disclosure controls and procedures currently or in the future;

•	increases in the costs of paper for and printing and mailing of our catalogues;

•	the price and supply volatility of energy supplies;

•	our reliance on information technologies, including risks related to the lack of functionality of older systems and software, the implementation of new information technology systems, service interruptions and unauthorized access to third party information;

•	natural disasters;

•	the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities; and

•	the other risks identified in this Annual Report on Form 10-K.

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

(iii)

PART I

Item 1.	BUSINESS

Eddie Bauer Holdings, Inc. was formed in June 2005 as a new parent company in connection with the emergence from bankruptcy of our principal operating subsidiary, Eddie Bauer, Inc. When we use the terms “Eddie Bauer,” “we,” “us,” “our,” “the Company” or similar words in this annual report, unless the context otherwise requires, we are referring to Eddie Bauer Holdings, Inc. and its subsidiaries, including Eddie Bauer, Inc. For more information on the bankruptcy, see “The Spiegel Bankruptcy” under this Item 1.

Company History

In 1920, our founder, Eddie Bauer (1899-1986), opened his first store in Seattle, Washington, to sell outdoor sporting and recreational equipment, clothing and accessories. The first store specialized in sporting goods such as tennis rackets, fishing tackle and golf clubs hand-made by Mr. Bauer — giving us our field and stream heritage. Mr. Bauer’s own experience with hypothermia on a fishing trip in 1935 led to the invention of the Skyliner down parka, which was patented in 1940. During World War II, the U.S. Army Corps commissioned more than 50,000 “Eddie Bauer B-9 Flight Parkas” designed to keep pilots warm during high altitude flights. Mr. Bauer also produced 250,000 down sleeping bags and many other items to meet military purchase orders. Eddie Bauer was the first government supplier granted permission to put his label on his products during World War II, which raised brand awareness and built a market for his merchandise. Throughout our history, we have outfitted notable scientific and exploratory expeditions in Eddie Bauer outerwear, including that of Jim Whittaker, who became the first American to summit Mt. Everest in 1963, wearing Eddie Bauer outerwear. From 1953 to 1983, Eddie Bauer outfitted more than 30 major mountaineering expeditions, including the first American ascents of Mt. Everest, Dhaulagiri, Peak Lenin and Makalu; as well as the first worldwide ascents of Gasherbrum I and Vinson Massif. Through these expeditions, the Company fine-tuned its designs and field-tested its gear under the most demanding conditions. The result was that the name Eddie Bauer became synonymous with the finest expedition-quality outerwear in the world.

From the beginning, the Eddie Bauer brand has stood for legendary quality, service and value. Our Creed and Guarantee, which Mr. Bauer himself wrote, are the foundation of everything we do. When Mr. Bauer introduced his unconditional lifetime guarantee on everything that he sold, it was a radical concept. Now it has become the standard for exemplary customer service, and is a tradition we are proud to continue to this day.

In 1945, we issued our first mail-order catalog. In 1971, we were acquired by General Mills, Inc., and in 1972 we opened our first store outside of Seattle in San Francisco, California. We celebrated our first $100 million sales year in 1983, at which time we operated 27 retail stores. In July 1988 we were acquired by Spiegel, Inc. (“Spiegel”). By the end of fiscal 2002, our retail stores increased from 58 to 399 and our outlet stores from 3 to 102. In addition, from fiscal 1990 to fiscal 2002, our catalog circulation increased from 61.2 million to 101.6 million (excluding Eddie Bauer Home catalogs). In 1996, we started selling products over the Internet. While the Spiegel era was one of rapid growth, it was also a period in which the Company lost focus, direction and brand identity, as the brand shifted from its outdoor outfitter heritage to a casual apparel company aimed primarily at women.

In March 2003, Spiegel, together with 19 of its subsidiaries and affiliates, including our principal operating subsidiary, Eddie Bauer, Inc., filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. See “Business — The Spiegel Bankruptcy”. From 2003 to mid- 2005, the majority of our efforts were focused on maintaining our existing business, rather than strategizing for business growth. In June 2005, we emerged from bankruptcy as a stand-alone company for the first time in 34 years. The following two years were marked by a number of changes in strategy, direction and management. In July 2007, the Board and its newly-appointed Chief Executive Officer (“CEO”), Neil Fiske, set the Company on a course to return the brand to its roots and heritage in a contemporary context.

Our mission is to be the preeminent active, outdoor, lifestyle brand combining an untamable spirit of adventure and a sense of style with the legendary quality, inventiveness and customer service that has been our hallmark since 1920.

Our creed, established by our founder, Eddie Bauer, has been and will continue to be:

To give you such outstanding quality, value, service and guarantee that we may be worthy of your high esteem.®

Executive Overview

Eddie Bauer is a specialty retailer that sells mens’ and womens’ outerwear, apparel and accessories for the modern outdoor lifestyle. Our primary target customers are women and men who are 30-54 years old with an average annual household income of $75,000. Eddie Bauer is a nationally recognized brand that stands for high quality, innovation, style and customer service. Eddie Bauer was ranked as the number four outerwear brand in a Womens’ Wear Daily survey in July 2007, and 27th in a companion Womens’ Wear Daily Top 100 Brands survey, also in July 2007.

We sell our products through three interdependent sales channels that share product sourcing, design and marketing resources:

•	retail stores, which sell our premium Eddie Bauer merchandise;

•	outlet stores, which sell high quality Eddie Bauer merchandise and inventory overstocks at value or clearance price points; and

•	direct, which consists of our Eddie Bauer catalogs and our website www.eddiebauer.com .

We design and source most of the clothing and accessories that we sell through our stores and direct sales channel. We structure our operations to offer our customers a seamless transition between our sales channels. Customers can purchase our products through any of our sales channels and return or exchange our products at any of our stores, regardless of the channel of purchase. Our U.S. stores also offer a direct phone connection to our customer call centers that allows an in-store customer to order for home delivery a particular size, color or item that may not be available in the store. During 2007, we had 38.1 million visits to our two websites, www.eddiebauer.com and www.eddiebaueroutlet.com, and circulation of approximately 82.4 million catalogs.

We are minority participants in joint venture operations in Japan and Germany that operate retail and outlet stores, as well as catalog and website sales channels, and license our trademarks and tradenames to the joint ventures. See “Joint Ventures” below. We also license the Eddie Bauer name to various consumer product manufacturers and other retailers for use on products that we believe enhance the brand image of Eddie Bauer. See “Licensing” below.

The following summarizes the number of retail and outlet stores we opened and closed throughout fiscal 2007:

	Retail	Outlet	Total

Stores as of December 30, 2006	279	115	394
Stores Opened in 2007	21	8	29
Stores Closed in 2007	(29)	(3)	(32)
Stores as of December 29, 2007	271	120	391

We expect to open 13 stores and outlet locations in 2008, and close approximately 28 stores in early 2008. The closures are all as a result of lease expirations.

Major Developments in 2007.  In November 2006, we announced that we had entered into a merger agreement with a company owned by affiliates of Sun Capital Partners, Inc. and Golden Gate Capital. Under the terms of the merger agreement all of the Company’s outstanding shares of common stock were to be converted into the right to receive $9.25 per share in cash upon closing of the transaction. On February 8, 2007, at a special meeting of our stockholders, an insufficient number of shares were voted in favor of approving the merger. As a result, we terminated the merger agreement and are now refocused on the long-term effort of rebuilding brand image and increasing our sales per square foot to historic levels.

In the first half of 2007, we saw the departure of our Chief Executive Officer and several senior members of management. The Chief Financial Officer had resigned in 2006, and we had yet to hire a replacement. Following the failure to approve the merger, we began recruitment efforts aimed at building a management team to formulate and implement a turnaround of our business. By the end of fiscal 2007, we hired a new Chief Executive Officer (“CEO”), a new Chief Financial Officer(“CFO”), a new General Counsel and Senior

Vice Presidents of Sourcing and Supply and Human Resources to fill vacant positions in the management team.

2008 and Beyond: Five Key Initiatives.  The new management team has set initiatives, formulated strategies to achieve these initiatives, and begun to take action to implement the initiatives in 2008, with the goal of rebuilding the Eddie Bauer brand as a leader in outerwear and apparel for an active outdoor lifestyle. Given the 12- to 18-month lead time to develop and introduce merchandise into our sales channels, the turnaround of the Eddie Bauer business will be a multi-year effort.

Our five key initiatives for 2008 are:

•	clarify the brand position and rebuild brand identity

•	upgrade the quality of the merchandise and align the assortment strategy to the new brand position

•	revamp the creative marketing function and fully exploit our marketing advantage as a direct multi-channel retailer

•	cut costs to become more competitive and profitable

•	realign the organization and build talent to accomplish our goals

Brand Identity.  We are rebuilding the Eddie Bauer brand as an active, outdoor lifestyle brand, modernizing our heritage as “The Original Outdoor Outfitter“tm and fully exploiting our rich history. In pursuit of our mission, we are re-emphasizing the fundamentals of quality, value, service and style. Finally, we are working to restore the true dual gender nature of the Eddie Bauer brand by adding a revamped men’s business to a solid foundation in women’s.

Merchandising Strategies and Execution.  As we align our merchandise strategy to the brand position, we are putting particular emphasis on rebuilding our historic strength in outerwear and mens apparel, while adding a more active orientation to the assortment. We have created a new group in Design and Merchandising to build merchandise lines in outerwear, activewear and gear. We have added a Senior Vice President of Sourcing and Supply to improve our quality and costs and to remove the distraction of this function from the merchandising groups. We intend to strengthen the value perception of the brand, both through more competitive opening price points and with better quality, innovation and style for the price paid. We are building the foundation of the merchandise assortment with a concerted effort on improving our core basics.

Marketing.  Our marketing strategy hinges on exploiting our competitive advantage as a true multi-channel retailer and using our catalog as our primary advertising vehicle. Multi-channel customers who shop in two or more of our store, catalog and internet channels have great value to us as customers and represent approximately 48% percent of our sales. The direct nature of our relationship with customers allows us to tailor communication and marketing to specific customer segments with specific needs. We are aligning all of our brand marketing to our positioning, while upgrading the quality of our models and imagery.

Costs.  We are working to reduce costs in all areas of the Company and have announced a goal of taking $25-30 million out of the operating cost structure of the business in 2008. These cost reductions will come from overhead, marketing and distribution costs. As part of the implementation of this initiative, in January 2008, we announced that 123 jobs had been eliminated from our corporate support organizations as the initial step in reducing our selling, general and administrative expenses.

Talent and Organization.  During the second half of 2007, we made substantial progress in building the executive team, hiring a new CEO, CFO, General Counsel and Senior Vice Presidents of Human Resources and of Sourcing and Supply. As part of the first quarter 2008 organizational realignment and reduction in workforce, we have made a number of organizational changes to focus on our key initiatives and move talent to areas with the highest priorities, including the following:

•	appointing a new Senior Vice President of Merchandising

•	splitting our design group into two core groups: Outerwear, Active Wear and Gear; and Sportwear — both reporting to the CEO

•	moving all “customer facing” service functions under the Senior Vice President of Retail, to provide end-to-end accountability for customer service under one leader

•	realigning our marketing groups to two separate groups: Creative; and Marketing Programs, in order to improve decision making and focus

•	creating a separate group specifically charged with building a talent pool for the organization

•	establishing a separate sourcing and supply group under our new Senior Vice President of Sourcing and Supply to improve product quality and reduce product cost

Our Products

Our apparel lines consist of clothing for women and men, including outerwear, pants, jeans, dresses, skirts, sweaters, shirts, sleepwear, underwear, swimwear, gadgets and gift items. We offer a wide variety of options in fabric, color, style, fit and size and a mix of basic offerings and seasonal collections. In addition, we offer accessories such as scarves, belts, hats, jewelry, daypacks, bags and footwear that complement our outdoor-inspired apparel lines. We also offer select down products for the home, such as comforters, pillows and throws. Moving into 2008 and beyond, we will be focusing on outerwear and apparel items for the active, outdoor lifestyle that reflect the Company’s heritage and its continued reputation for quality. Product strategies for 2008 and beyond include:

•	Rebuilding our strength in outerwear. Eddie Bauer has a long history of leadership in outerwear, from the first patented down jacket to Air Force parkas in World War II to outfitting over 30 major expeditions to the world’s most extreme mountains. Eddie Bauer was ranked as the number four outerwear brand in a Womens’ Wear Daily survey in July 2007, and 27th in a companion Womens’ Wear Daily Top 100 Brands survey, also in July 2007. As an active, outdoor lifestyle brand, we are committed to building a category-leading outerwear assortment.

•	Leveraging our heritage. We plan to infuse products with heritage elements, while modernizing many of our historic best sellers. These heritage pieces reinforce our positioning as “The Original Outdoor Outfitter.”

•	Focusing on the fundamentals. We plan to improve our core programs as the foundation for seasonal collections and fashion. We are making a concerted effort to improve our top selling items and key programs through better fit, fabrics, detailing, color and style.

•	Focusing the assortment. We believe we have a significant opportunity to narrow the assortment, cut unproductive styles and make fewer, clearer merchandising statements.

•	Rebuilding the men’s business. We plan to add product with an active, rugged, adventure-oriented sensibility.

•	Driving better perceptions of value through more competitive opening price points, and better quality for the price paid.

•	Differentiate on style. We see a significant opportunity to increase the styling of our products and differentiate our assortment from our competitors.

These strategies, if properly executed, will improve the customer’s perception of quality, value and style and reinforce Eddie Bauer as a premium performance brand.

Target Customers

Our primary target customers are women and men who are 30-54 years old with an average annual household income of $75,000. According to the 2006 Apparel Market Research Yearbook published by Richard K. Miller & Associates, in 2004, apparel spending in the United States by women and men between the ages of 35 and 54 totaled $31 billion and $17 billion, respectively. According to the Bureau of Labor Statistics, women and men between the ages of 45 and 54 spend more on apparel than any other segment of the population (approximately $782 per woman per year and $439 per man per year) and belong to the highest household income bracket (an average of $77,000). We intend to capitalize on this market opportunity by leveraging our established reputation and brand image among this demographic group that has historically made up our core customer base and that has historically spent a larger portion of discretionary income on specialty apparel.

Our Performance

Our sales performance improved in fiscal 2007 for the first time in seven years. Net merchandise sales increased in 2007 to $989.4 million from $956.7 million in 2006, after having declined since fiscal 2000 from a peak of $1.6 billion in net merchandising sales (2000 was the first year for which financial statements excluding Eddie Bauer Home were available). Comparable store sales increased in each of the four quarters of 2007, with an increase of 4.8% and 4.4% in the fourth quarter and full fiscal year of 2007, respectively. This increase included 8.6% and 8.9% increases in retail comparable store sales in the fourth quarter and full fiscal year, respectively and 9.7% and 8.4% increases in the fourth quarter and full fiscal year sales, respectively, in our direct channel, offset by 1.9% and 2.3% decreases in outlet comparable store sales in the fourth quarter and full fiscal year, respectively.

The Fall/Holiday 2005 Re-Launch of the Brand.  As a result of the negative sales trends described above, we attempted to re-launch the Eddie Bauer brand in late 2005. We believed one of the key reasons for our declining net merchandise sales, generally negative comparable store sales and declining traffic in our stores that we experienced since 2000 was that over time our product design had lost its strong brand identity and had become indistinguishable from other specialty retailers’ products. Our results from the Fall/Holiday 2005 roll-out as a whole were disappointing and indicated that our customers did not respond positively to the changes we made to our product offerings or marketing approach. Compared to the same quarters in the prior year, net merchandise sales were down. Results for the first three quarters of fiscal 2006 continued to be disappointing.

Fall/Holiday 2006.  In 2006, we made significant changes in the fabric, materials and fit used in both our men’s and women’s pants sold in our stores and via direct channels, and updated the styles in these lines with a goal of improving the appeal and functionality of our line. The promotion we ran in September 2006 to publicize these changes received positive customer response with sales in these categories tracking above the previous year’s disappointing results. Our results began to show improvement in the fourth quarter of fiscal 2006, with an increase in net merchandise sales and comparable store sales. Product with similarly revised fabric, materials and styles were introduced gradually in our Eddie Bauer outlet stores over the course of 2007.

Fall/Holiday 2007.  The Fall/Holiday 2007 merchandise maintained the successful foundations of the 2006 line, with a more focused offering in both men’s and women’s apparel on our key categories of pants and outerwear. In pants, we continued to drive sales growth first seen in the fourth quarter of 2006. In outerwear, we introduced new styles and fabrics, with a focus on down outerwear. We have been building our business in down outerwear for the last three years, and the Fall/Holiday 2007 results in down products continued to improve, with success in both men’s and women’s products. We also added more women’s outfitting options for head-to-toe dressing, which drove higher units purchased per transaction.

2008 and Beyond.  As part of the key initiatives described above, we have begun working on the creation of new outerwear lines and new apparel items that take the successful products throughout our history and update them for our current customers. We are also concentrating on rebuilding our business in men’s apparel, with a focus on regaining traction in knits and woven shirts.

Although we believe that the initiatives already underway should strengthen our business, there are significant risks and challenges, as discussed in more detail under “Risk Factors” below, to our ability to successfully commence and complete a turnaround of this business. Moreover, even if we are successful, we do not expect significant improvements in operating results for approximately 12-18 months.

Design and Merchandising

We describe the Eddie Bauer organization as “Merchant Led, Design Driven, Marketing Powered and Associate Delivered,” reflecting the order in which ideas are strategized and brought to market. Merchants lead the process by defining the merchandise strategy, commercial priorities and opportunities, competitive benchmarks and standards, price points and margins, and line plans. Design then translates the merchandise strategy into seasonal collections.

In 2008, we have split our design team into two functional groups focused on Outerwear, Active Wear and Gear and on Sportswear. The design process begins with our designers’ development of four seasonal collections 10 to 12 months in advance of each season. Our design teams regularly travel nationally and internationally to develop color, fabric and design ideas. Once a design team has developed a season’s color palette and design concepts, a tableau is built to identify the critical ideas to be executed within the season. The tableau is created using original and purchased samples, photos and other inspirational objects and materials that express the theme of the season as well as business initiatives within the season. A prototype sample collection is then developed to evaluate the styles, details, such as how color takes to a particular fabric, how a fabric performs to our fit specifications, and the overall look and feel of the garment with our coordinated accessories.

Merchants provide our design teams with periodic updates regarding the results of product performance. This feedback helps guide the designers as they create and update products for upcoming seasons, focusing on the top twenty-five styles by gender as well as important marketing ideas. Our design process is iterative, with regularly scheduled sessions between the merchandising and design groups to ensure that new products meet internal and customer expectations.

Our designers then create a seasonal line presentation with samples, fabric swatches and drawings reiterating the tableau so our merchandising teams can edit the collection as necessary to increase its commercial strength. Our teams communicate regularly and work closely with each other to leverage market data, ensure the quality of our products, margins and to remain true to a unified brand image. Our technical design teams develop construction and fit specifications for every product, ensuring quality workmanship and consistency across product lines. We are able to efficiently offer an assortment of styles within each season’s line while still maintaining a unified brand image, because our product offerings originate from a single concept collection. As a final guarantee of brand image consistency, senior management reviews the four seasonal collections before selections are finalized.

Apparel products designed for our outlet stores generally follow a design and merchandising process similar to core products designed for our retail stores, with the same level of quality and fit, but with slightly less expensive fabrics and trims.

As the product line begins to take shape, the merchant and marketing teams collaborate to identify the “big ideas” and focal points for the season. Marketing then develops programs to maximize the potential of each of the major ideas. As ideas come to market, associates in our stores and call center are trained to sell and support the new assortment.

Product Sourcing

Sourcing Strategy.  We contract with third-party sourcing agents and vendors for sourcing and manufacturing of all of our merchandise. Our sourcing strategy emphasizes the quality fabrics and construction that our customers expect of our brand, and to ensure that our standards of product quality and timely product delivery are met, we:

•	retain close control over our product quality and design costs by designing and developing most clothing and accessory products in-house;

•	working with a select group of sourcing agents and vendors, directly negotiate product cost with our vendors and send detailed specification packages to these sourcing agents and vendors;

•	inspect pre-production samples, make periodic site visits to our vendors’ factories and selectively inspect inbound shipments at our distribution center; and

•	establish quality standards at our headquarters in Bellevue, Washington, that are included in our policies with these sourcing agents and vendors and enforced by our associates.

We believe our sourcing strategy to date has helped us maintain our quality control standards while allowing us to enhance our speed to market to respond to our customers’ preferences. In 2008, we will be reviewing our sourcing and supply procedures to further reduce costs while improving adherence to new, higher quality standards. We have four sourcing seasons per year and typically place orders with our vendors approximately six months prior to the initial sale date, with approximately 11 to 12 weeks for reorders and seven to nine weeks for replenishment of our basic non-seasonal items. We use a similar sourcing calendar for each of our sales channels. We purchase approximately 85% to 90% of inventory for our stores in advance so as to permit all of our stores to have sufficient product to support demand. In the case of direct sales, we purchase only approximately 75% to 80% of inventory in advance because we can better gauge anticipated demand for products through our preview catalog, which we send to customers approximately 10 to 12 weeks in advance of a season’s product launch.

Sourcing Agents.  For fiscal 2007, on a purchase value basis, we sourced:

•	approximately 76% of our products through our main sourcing agent, Eddie Bauer International, Ltd. (“EBI”). EBI is a subsidiary of Otto International (Hong Kong) Ltd. (“OIHK”), a former affiliate of Spiegel;

•	approximately 14% of our merchandise (primarily non-apparel and swimwear) direct or from domestic importers; and

•	the remainder (primarily footwear and home products) through other buying agents.

Eddie Bauer manages cost negotiations and production directly with factories in Mexico, Central and South America and the Caribbean for basic bottoms and knit products. EBI maintains an office in Hong Kong and sources merchandise primarily from Asia. We are EBI’s sole customer, although the parent company, Otto Asia Holding KG and affiliates provide similar buying agency services for third parties and affiliates of OIHK. EBI provides various services to us, including market research, product development, vendor screening, quality control standards implementation, labor compliance reviews and product delivery scheduling. EBI operates on a commission-rate basis and our arrangements with EBI are automatically renewed each year, unless terminated by either party upon one-year written notice. Under a Vendor Service Payment Agreement with OIHK, OIHK pays our vendors for inventory, less volume discounts and a small transaction fee paid by the vendor. We maintain a $500,000 reserve balance with OIHK, and typically reimburse OIHK in advance of payment to a vendor. This arrangement is less expensive than obtaining a letter of credit for each vendor from whom we source products. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

Vendors.  As of December 29, 2007, our sourcing network consists of more than 200 vendors, who operate in 34 countries. In 2007, our largest countries of import were China (37% of total imports, of which 4% were from Hong Kong), Thailand (8% of total imports), Mexico (7% of total imports) and Sri Lanka (6% of total imports). In fiscal 2007, our top 30 vendors supplied approximately 71% of our total vendor purchases and no single vendor supplied more than 6% of our total vendor purchases. Our top 30 vendors have supplied us for an average of approximately 10 years. We believe our long-term relationships with our vendors have also provided us with the ability to resolve supply issues efficiently and negotiate favorable pricing terms over time, further improving our overall cost structure. Beginning in 2008, we intend to improve our sourcing operations by reducing the number of vendors and countries from which we source, to attain volume pricing and more consistent quality of goods.

Global Labor Practices Program.  Our Global Labor Practices Program, established in 1995, seeks to protect and promote workplace human rights by training, education, monitoring and, where necessary, corrective action of vendor factories for compliance with our standards. Our standards include prohibitions against forced labor, child labor, harassment and abuse. They also address non-discriminatory practices, health and safety, freedom of association and collective bargaining, wages and benefit standards, hours of work, overtime compensation and environmental standards. All of our vendors who manufacture products for us must agree to comply with our Global Labor Practices Program. Our sourcing agent, EBI, and external monitors conduct annual vendor audits on our behalf. Since 2001, we also have been active participants in the Fair Labor Association (“FLA”), a non-profit monitoring system established to protect the rights of workers and improve working conditions worldwide. FLA provides systematic risk assessments, identification of best practices, collaboration on workplace improvements, expanded factory inspections, outreach to special interest groups knowledgeable about local issues, and use of external auditors and public reporting on our compliance program. In May 2005, our Global Labor Practices Program was accredited by the FLA, as being in substantial compliance with FLA requirements on workplace codes of conduct in apparel factories. In accordance with FLA requirements, our Global Labor Practices Program will be reviewed for re-accreditation every two years.

Sales Channels

We distribute our apparel and accessories through our retail channel and outlet store channels, and through our direct channel, which consists of our Eddie Bauer catalogs and, in 2007, our websites located at www.eddiebauer.com and www.eddiebaueroutlet.com. In 2008, we launched a new, combined website under www.eddiebauer.com. See “Websites” below.

Retail Stores.  Our retail stores generated net merchandise sales (net of returns) of $462.1 million in fiscal 2007, comprising 46.7% of our net merchandise sales. Our retail stores are generally located in regional malls and lifestyle centers and in metropolitan areas. We also have stores in smaller markets where we believe concentrations of our target customers exist. We believe situating our stores in desirable locations is key to the success of our business, and we determine store locations based on several factors, including geographic location, demographic information, presence of anchor tenants in mall locations and proximity to other specialty retail stores that target a similar demographic. Our retail stores are designed and fixtured to create a distinctive and inviting atmosphere, with clear displays and information about product quality and fabrication.

We believe that approximately 5,500 square feet is the appropriate size for most of our retail stores, as we believe this size allows us to achieve the correct balance between product assortment, inventory and sales. As of December 29, 2007, approximately 62% of our retail stores were within plus or minus 15% of our model retail store size. We are in the process of realigning our remaining retail stores as opportunities arise, mainly through down-sizing and opening new retail stores in select locations with a more uniform size and configuration that we believe will improve the sales per square foot realized in the retail store. Additionally, we intend to increase the sales per square foot and comparable store sales by, among other things, focusing on outerwear, offering products featuring improved fit and higher quality fabric, trim and hardware and emphasizing our outdoor heritage to drive traffic and conversion. We expect to open up to seven retail stores in 2008, and expect to close up to 24 stores, with most closures having occurred in January 2008.

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

Outlet Stores.  Our outlet stores generated net merchandise sales of $249.4 million in fiscal 2007, comprising 25.2% of our net merchandise sales. Our outlet stores target customers seeking Eddie Bauer apparel at lower prices. Our outlet merchandise consists of apparel designed exclusively for the outlet stores and excess inventory from our retail stores, and we regularly monitor this mix. Apparel products designed for our outlet stores leverage the same design process, brand image principles and quality standards as apparel sold in our retail stores, but with less expensive fabrics and hardware. Outlet products typically are priced at least 20% to 40% below full retail store product prices. Our outlet stores are located predominantly in outlet centers, value strip centers and “destination” outlet areas such as Palm Springs, California, and Hilton Head, South Carolina. See “Item 2. Properties.” In fiscal 2008, we expect to open approximately six additional outlet stores and expect to close four outlet stores.

Sales associates in our outlet stores adhere to customer service practices similar to our retail stores, and are trained to provide similar services to those provided in our retail stores. The compensation policies for our outlet sales associates are the same as those of our retail sales associates.

Direct Channel.  In fiscal 2007, our direct channel generated net merchandise sales of $277.9 million, comprising 28.1% of our net merchandise sales. We believe that the increasing trend of consumers shopping via the Internet will drive growth in our Internet sales, offsetting anticipated declines in our catalog sales. Our direct channel consists of our catalog and website operations, both of which we believe reinforce our brand image and drive sales across both of our sales channels. Our catalogs and websites offer the broadest assortment of available colors, styles and sizes, including petite, tall and plus, as well as certain products, such as swimwear, dresses and footwear, that are not available in our stores. Our U.S. stores offer a direct phone connection to our customer call centers that allows an in-store customer to order for home delivery a particular size, color or item that may not be available in the store. We account for these sales under direct channel sales. In addition, our website and catalogs are linked through our “Catalog Quick Order” feature, which allows a customer to input a catalog item number to place an order on the website.

As of December 29, 2007, we maintained a three-year active customer database of approximately nine million households, of which approximately four million were households that had purchased from us at least once in the past 12 months, and approximately three million were customers with e-mail addresses who receive regular promotional e-mails from us. We update our customer database on a continuous basis. Our customer database enables us to analyze customer purchases by numerous metrics, including frequency and average transaction size, which allows us to implement more advanced circulation and strategic marketing programs. We focus on continually improving the segmentation of our customer database and the acquisition of additional customer names from several sources, including our retail stores, our websites, list rentals and list exchanges with other catalog companies.

Catalogs.  In fiscal 2007, we distributed 24 catalog editions with an aggregate circulation of approximately 82 million catalogs. Our top catalog customers receive a new catalog every two to three weeks. In addition, we target our best customers to receive preview catalogs with incentives to purchase items approximately 10 to 12 weeks prior to the official launch of a new season. Customer response to these preview catalogs is important information we use to adjust our product offerings in our direct channel and also enables us to better control inventory commitments and assortments. All creative work on our catalogs is coordinated by our in-house personnel, and we believe this allows us to shape and reinforce our brand image.

Websites.  Our www.eddiebauer.com and www.eddiebaueroutlet.com websites were launched in 1996 and 1999, respectively, and allow our customers to purchase our merchandise over the Internet. We design and operate our websites using an in-house technical staff and outside web hosting provider. Our websites emphasize simplicity and ease of customer use while integrating our brand’s modern outdoor lifestyle imagery used in our catalogs. In fiscal 2007, our websites had over 38 million visits. Our websites have received a number of awards, being named a “Top 50 Best of the Web” online retailing website for 2005 by Internet Retailer in November 2005. In the first quarter of 2008, we launched a new website, under the www.eddiebauer.com address, with new graphics that better represent our brand image, and easier, more consumer-intuitive functionality to increase the number of visitors who actually purchase from the site. The new website integrates our two prior websites (retail and outlet) into one site for ease of shopping and for greater efficiencies internally.

Protecting and Developing Our Brand Name

Trademarks.  Substantially all of our trademarks are owned by Eddie Bauer, Inc. As of December 29, 2007, we had over 67 trademark registrations in the U.S. and over 368 registered trademarks in foreign countries. Our pending trademark applications may not result in issued trademark registrations. Our primary trademarks include Eddie Bauer ®, the Eddie Bauer signature logo and the Eddie Bauer goose logo.

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

Joint Ventures.  We participate in joint ventures in Japan and Germany, under which we have granted the joint ventures the right to sell a mixture of Eddie Bauer apparel and accessories from the U.S. core assortment, in addition to products developed by the joint venture partner exclusively for the applicable market. We also license our name to the joint ventures. We provide oversight on product development, catalogs, merchandising, store design and marketing efforts, and retain the right to approve all products offered by the joint ventures that carry the Eddie Bauer brand. In exchange, we receive a share, as an equity holder, in the earnings or losses of each joint venture. In January 2007 Eddie Bauer Germany made the decision to close its retail stores, and as of the date of this report has closed all its stores, with the exception of two stores, one retail and one outlet, one of which is scheduled to close in October 2008 upon lease expiration. Eddie Bauer Germany will continue to sell its products through its catalogs, website and one outlet store.

As of December 29, 2007, our equity investment balances were approximately $12.7 million and $3.8 million in Eddie Bauer Japan and Eddie Bauer Germany, respectively.

Eddie Bauer Japan.  We own 30% of Eddie Bauer Japan, a joint venture with Otto-Sumisho, Inc. (a joint venture company of Otto KG, a former Spiegel affiliate, and Sumitomo Corporation). Eddie Bauer Japan reported joint venture net sales of $130.9 million in fiscal 2007. In fiscal 2007, we received approximately $4.4 million in royalties from the joint venture and recorded a loss of approximately $0.2 million for our equity share. During fiscal 2007, Eddie Bauer Japan paid us a dividend of $0.3 million.

Eddie Bauer Germany.  We own 40% of Eddie Bauer Germany, a joint venture with Heinrich Heine GmbH and Sport-Scheck GmbH (both former Spiegel affiliates and subsidiaries of Otto KG). Eddie Bauer Germany reported joint venture net sales of $53.5 million in fiscal 2007. In fiscal 2007, we recorded a receivable of approximately $1.9 million in royalties from the joint venture and recorded a loss of approximately $0.9 million for our equity share of its losses. During fiscal 2007 and 2006 we offset $1.5 million and $1.9 million, respectively, of royalty payments due to us against our proportionate share of the joint venture’s losses. We have received notice from the general partner of the joint venture of its election to terminate the joint venture arrangement at the end of February 2009. We have also begun discussions with a third party who desires to purchase our joint venture interests, along with the interests of the other joint venturers, in exchange for releases from future liabilities, and a license arrangement for the continued use of our tradenames and marks.

Licensing

We selectively license our brand name and logo to be included on products sold by other companies to enhance and extend the Eddie Bauer brand. We received $13.8 million in royalty revenues in fiscal 2007 relating to our licensing arrangements.

We seek licensees who are leaders in the outdoor, juvenile, home, SUV and personal categories. We typically enter into multi-year license agreements with one licensee per product category to prevent price competition and market saturation of our brand. In each of our licensing arrangements, we work closely with our licensees and have a final right of approval to ensure our brand is consistently presented. Our top performing licenses by royalty revenues received for fiscal 2007 were:

Name of Licensee	Licensed Products
Cosco Management, Inc.	Infant/juvenile car seats and strollers
Ford Motor Company	SUVs
American Recreation Products	Camping gear
Lowes Companies	Interior paint and products

As part of our emergence as a stand-alone company, we have closed our Eddie Bauer Home operations and are pursuing additional licensing opportunities in the home furnishings category.

Marketing

Our marketing investment focuses on retaining our core customers and profitably acquiring new customers. In 2007, we focused primarily on the following:

•	Creating a single powerful brand message across all channels

•	Ensuring our stores are a compelling shopping destination via powerful graphics, props and product displays that amplify our monthly product news

•	Using 82 million distributed catalogs that influence sales in all channels and establish our brand image amongst existing and new customers

•	Building our membership in our new Eddie Bauer Friends loyalty program to 2.9 million customers as of the end of fiscal 2007 and leveraging our private label credit card customers

•	Limited time promotional offers and incentives that drive seasonal traffic and sales

Our Marketing Strategy.  We design our marketing strategy to present a consistent and unified brand image grounded in our outdoor heritage to increase traffic, purchase frequency and sales through both of our sales channels and create an emotional connection between our target customers and the Eddie Bauer brand. Our target customers are women and men, ages 30-54, who desire high-quality outdoor-inspired activewear, outerwear and casual sportswear. Our goal is to create marketing campaigns that amplify our seasonal merchandising messages and make our target customers aware of new merchandise, special events and sale offers. Our primary methods of driving traffic to our sales channels are extensive catalog and e-mail circulation, compelling visual displays and signage in our stores and our customer loyalty and credit card programs. Through the efforts of our public relations department, in 2007 we also received more than 200 uncompensated product coverages from independent publications such as Cosmopolitan, Womens’ Wear Daily and the New York Times Magazine Fashion Edition.

To drive brand awareness and purchase frequency, we utilize our in-house customer database of approximately 22 million customers to develop our year-round catalog circulation strategies. We consistently add new customers to our database through online advertising (e.g., Google, Yahoo, etc.), third party catalog mailings and by recruiting new members into our customer loyalty and credit card programs. We also utilize an email database of over three million names to further strengthen our current customer relationships and drive sales to all channels.

Loyalty Program.  In September 2006, we launched our first full-scale customer loyalty program, Eddie Bauer Friends. Customers may enroll in the program for free via our stores, catalog call centers or at www.eddiebauerfriends.com. The loyalty program allows customers in the United States to accrue points that may be redeemed for Eddie Bauer reward certificates or used toward acquiring special Eddie Bauer merchandise at www.eddiebauerfriends.com. We operate a similar program in Canada under the name Canadian Rewards. The full terms and conditions of the loyalty program are available at www.eddiebauerfriends.com. As of December 29, 2007, approximately 2.9 million customers have enrolled in our loyalty program. We believe that the program is a valuable tool in retaining our core customers, driving incremental customer loyalty and building our database to better track and market to our customers.

Our Private-Label Credit Card.  We seek to increase customer loyalty and sales by offering customers our private-label Eddie Bauer credit card through a third party, World Financial Network National Bank (“WFNNB”), a subsidiary of Alliance Data Systems. Customers apply for the Eddie Bauer credit card, and if approved in accordance with WFNNB’s credit criteria policies, customers can use the Eddie Bauer credit card in any of our sales channels. Nearly all Eddie Bauer Credit card holders are members of our Friends loyalty program. As of December 29, 2007, we had approximately 600,000 customers who had used the Eddie Bauer credit card at least once in the past 12 months. Sales using our credit card, after discounts, comprised approximately 12% of our total net merchandise sales in fiscal 2007.

Marketing expenses accounted for 10.5% (including catalog production costs) of our net merchandise sales in fiscal 2007.

Our Support Functions

Distribution Centers.  Our wholly-owned subsidiary, Eddie Bauer Fulfillment Services, or EBFS, supports our U.S. distribution, fulfillment and inbound/outbound transportation requirements. Under the Spiegel Plan of Reorganization, we acquired ownership to a 2.2 million square foot distribution center in Groveport, Ohio from Spiegel. This facility handles logistics and distribution for our U.S. retail, U.S. outlet and direct operations, including direct-to-consumer ship and return services, purchasing of non-merchandise inventory and services, processing of non-merchandise supply accounts payable, and shipping and transportation coordination. We also lease a 97,200 square foot distribution center in Vaughan, Ontario, to provide distribution services for our Canadian retail stores. As of December 29, 2007, approximately 606 associates were employed by our distribution centers: 583 associates in Groveport; and 23 associates in Vaughan, with the number of associates typically increasing in the fourth quarter to handle larger processing volume during the Holiday season.

Each overseas vendor sends the finished products to a designated shipper or consolidator who assembles the shipments into containers. Shipments for the U.S. retail market generally arrive in Tacoma/Seattle and then move by rail to our Groveport, Ohio distribution center, while shipments for the Canadian retail market arrive in Vancouver, British Columbia, and move by rail to our Vaughan, Ontario distribution center. We typically use United Parcel Service for delivering shipments from our distribution center in Groveport, Ohio, to our retail and outlet stores across the U.S. and for expedited and non-U.S. shipments to our customers. All U.S. ground shipments originating from our catalogs or website are delivered to our customers by the United States Postal Service.

Information Technology.  We acquired from Spiegel an approximately 50,000 square foot information technology (“IT”) center in Westmont, Illinois, that houses all of our information systems relating to product development, merchandising, marketing, planning, store operations, sourcing, finance, accounting, call centers, Internet, inventory and order fulfillment. As of December 29, 2007, approximately 101 associates were employed at the IT center. In January 2008, 32 support positions at the IT center were eliminated as part of our reduction in workforce.

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

In 2007, our IT group accomplished the following:

•	upgraded our mainframe processing infrastructure to get to supported levels and reduce software and hardware maintenance costs

•	converted the majority of our stores network to higher speed, lower cost DSL technology

•	established roles-based access security as part of our identity and access management SOX efforts

•	established the infrastructure required for the move to a new headquarters building in Bellevue, Washington.

In 2008, the IT group is focusing on:

•	launching our new website, under development since the beginning of 2005, to provide a significantly enhanced customer experience and more flexibility to modify the website, move us to a long term technology platform, and improve the integration of the website to our back end systems

•	completing the roll out of DSL to our stores

In keeping with our key initiatives for 2008, the IT group will be limiting application development projects to high priority enhancements as part of our overall cost reduction initiative.

Call Center.  We operate an approximately 38,000 square foot call center in St. John, New Brunswick, Canada, at which our 380 associates handle calls and emails from customers. Our associates are split into four teams: sales, service, ecommerce and support. Our sales associates handle calls and emails related to catalog orders, make suggestions to customers about additional products and assist customers with purchases. Our service team handles all calls regarding issues with quality and service in our three channels, as well as customer feedback. Our ecommerce team handles calls and emails and provides both sales and service functions for website customers. Our support team handles all processing functions required to complete orders through the catalog and website.

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

We believe that our primary competitive advantages are customer recognition of the Eddie Bauer brand name, our integration of our retail and direct sales channels, our customer service and our satisfaction guarantee. We believe that we also differentiate ourselves from competitors on the basis of our tradition of offering outdoor-inspired clothing and accessories and our focus on the quality of our product offerings. We believe our success depends in substantial part on our ability to convey our brand identity and provide clothing that fulfills our stated position as a leader in clothing for an active, outdoor lifestyle, as well as anticipate, gauge and react in a timely manner to changing consumer preferences which, in turn, allows us to drive traffic to our channels, increase purchase frequency and improve conversions.

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

Seasonality

We are a seasonal business, with our sales and earnings peaking during the fourth quarter, particularly during the November through December holiday periods. In addition, we typically experience higher sales of mens’ products and accessories in June for Father’s Day. As a result of our seasonal sales patterns, we increase our inventory levels during these selling periods.

Associates

As of December 29, 2007, we had approximately 2,681 full-time associates and 6,948 part-time retail associates in the U.S. and Canada. We had approximately 2,263 corporate support personnel in our Bellevue, Washington headquarters, our Westmont, Illinois IT center, our call center in St. John, New Brunswick, Canada and our distribution centers in Groveport, Ohio and Vaughan, Ontario, Canada. As a result of our seasonal sales patterns, we hire additional temporary staff at our retail stores and at our distribution and call centers during the fourth quarter. Our associates are not represented by unions and are not covered by any collective bargaining agreements. We have had no labor-related work stoppages, and we consider relations with our associates to be good. In January 2008, we completed a reduction in work force that eliminated 123 corporate support personnel from our organization.

Government Regulation

U.S. Regulation

We are subject to federal, state and local laws and regulations affecting our business, including those related to labor, employment, worker health and safety, environmental protection, products liability, product labeling, consumer protection, privacy and anti-corruption. These laws include the Occupational Safety and Health Act, the Consumer Product Safety Act, the Trade Act of 2003, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the Foreign Corrupt Practices Act and the rules and regulations of the Consumer Products Safety Commission and the Federal Trade Commission. We also voluntarily participate in the Customs — Trade Partnership Against Terrorism (“C-TPAT”) and received our Tier Three validation status at the end of 2006. We also are subject to import and export laws, including U.S. economic sanction and embargo regulations and other related laws such as the U.S. anti-boycott law and the U.S. export controls regulations.

Non-U.S. Regulation

We are subject to Canadian and other foreign laws and regulations affecting our business, including those related to labor, employment, worker health and safety, environmental protection, products liability, product labeling, consumer protection and anti-corruption. In addition, our imported merchandise is subject to U.S. and Canadian duties and quotas on a few apparel categories. We are subject to, and take advantage of the elimination or reduction of tariffs, as well as other trade liberalization elements on imported merchandise afforded by a variety of U.S. and Canadian free trade and benefit agreements such as the North American Free Trade Agreement (NAFTA), the Singapore Free Trade Agreement (SFTA) and the African Growth and Opportunity Act (AGOA).

In addition, much of our imported merchandise is subject to U.S. and Canadian duties and quotas on a few apparel categories. We have taken advantage of the elimination of quotas for apparel manufactured by vendors located in World Trade Organization (WTO) member countries. However, quotas were extended on a few categories of apparel from China through 2008 and there is some possibility that these could be extended on a year-by-year basis until 2013. Quotas may require that we resource some of our goods from other countries, causing delays in receipt of goods and potentially increasing the cost of goods. We also receive a small portion of our products from Vietnam, which is not a member of the WTO, and we therefore are still subject to quotas for products imported from Vietnam. There is an existing threat that the U.S. government could “self-initiate” an anti-dumping action against apparel imports from Vietnam. However, to date it has declined to do so.

Congress is widely expected to pass legislation in 2008 that would impose greater testing and or labeling requirements on imports and strengthen powers of the Consumer Products Safety Commission. Passage of legislation intended to curb imports from China, such as a measure targeted at alleged currency manipulation and amendments to existing anti-dumping and subsidies laws also could negatively impact the costs of imports from that country.

We believe we are in substantial compliance with all U.S. and foreign regulations that apply to our business.

The Spiegel Bankruptcy

The Spiegel Group.  During 2001 and 2002, net sales declined at Spiegel’s three merchant divisions, including Eddie Bauer, Inc. In addition, as a result of the FCNB (Spiegel’s special-purpose bank that offered private-label credit cards imprinted with an Eddie Bauer, Newport News or Spiegel logo as well as standard credit cards) expansion of credit to high risk, low-credit score customers, the performance of the credit card receivables declined significantly. These events led to lower liquidity and contributed to the noncompliance by Spiegel and its affiliates with certain financial and other covenants under their financing arrangements. A principal source of liquidity for the Spiegel group was FCNB’s ability to sell substantially all of the private-label credit card and bankcard receivables to securitization vehicles. In addition, in 2002 FCNB entered into an agreement with the Office of the Comptroller of the Currency which required FCNB to comply with certain requirements and restrictions. As a result, certain triggering events occurred under the securitizations, and substantially all monthly excess cash flow from the securitizations was diverted to repay principal to investors in the securitization vehicles on an accelerated basis, rather than to pay the cash to FCNB upon deposit of new receivables. Accordingly, Spiegel and 19 affiliates (including Eddie Bauer) (the “Debtors”) lost a significant source of liquidity to fund their operations.

In March 2003, the merchant divisions ceased honoring the private-label credit cards issued to their customers by FCNB, FCNB discontinued charging privileges on all MasterCard tm and Visa tm bankcards issued by FCNB to its customers, and FCNB began to liquidate. The liquidation of FCNB contributed significantly to our decreased revenues in 2003. Also in March 2003, the SEC commenced a civil proceeding against Spiegel alleging, among other things, that Spiegel’s public disclosures violated the Securities Exchange Act of 1934, as amended. Spiegel entered into a consent and stipulation with the SEC.

In view of the foregoing, Spiegel’s ongoing liquidity crisis, and various additional lawsuits that were filed against Spiegel and certain of its subsidiaries and affiliates, the Debtors concluded that it was in the best interests of their creditors, stockholders and other parties-in-interest for the Debtors to seek protection under the Bankruptcy Code.

On March 17, 2003, the Debtors, including Eddie Bauer, Inc., filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court of the Southern District of New York. The bankruptcy court confirmed the Amended Joint Plan of Reorganization relating to the bankruptcy on May 25, 2005, and the Plan of Reorganization became effective on June 21, 2005.

Plan of Reorganization.  On June 21, 2005, the Plan of Reorganization became effective and Eddie Bauer Holdings, Inc. was formed as a new holding company to serve as the parent company for Eddie Bauer, Inc. and its subsidiaries. In exchange for the Company’s issuance of 30 million shares of common stock to certain unsecured creditors of the Debtors, certain subsidiary operations were transferred to the Company. In order to take advantage of tax net operating losses (“NOLs”) available to Eddie Bauer Holdings from certain subsidiaries, we included ownership limitations on our newly issued common stock in our certificate of incorporation and bylaws. We agreed to use commercially reasonable best efforts to become a reporting company under the Exchange Act and cause, as soon as reasonably practicable, our common stock to be quoted on the Nasdaq National Market. Under the Plan of Reorganization, Eddie Bauer, Inc. and Eddie Bauer

Holdings, Inc, along with our U.S. subsidiaries as guarantors, were required to enter into a $300 million senior secured term loan agreement, the proceeds from which were used to pay Spiegel creditors and not to fund operations of the Company or its subsidiaries. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity” for further discussion of the Term Loan, including the April 2007 Term Loan refinancing.

Item 1A.	RISK FACTORS

Any of the risks discussed below, as well as any of the other risks described in this Form 10-K, could materially affect our business, financial condition, results of operations and cash flows.

Industry Risks

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

The specialty retail apparel industry is heavily dependent on discretionary consumer spending patterns. Our business is sensitive to numerous factors that affect discretionary consumer income, including adverse general economic conditions, changes in employment trends and levels of unemployment, increases in interest rates, weather, a significant rise in energy prices or other events or actions that may lead to a decrease in consumer confidence or a reduction in discretionary income. In addition, increased fuel costs may discourage customers from driving to our retail and outlet locations, reducing store traffic and possibly sales. Declines in consumer spending on apparel and accessories, especially for extended periods, could have a material adverse effect on our business, financial condition and results of operations.

Results of operations could be hurt if new trade restrictions are imposed or existing trade restrictions become more burdensome.

Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against apparel items could increase the cost or reduce the supply of apparel available to us or may require us to modify our current business practices, any of which could hurt our business, financial condition and results of operations. Safeguard quotas imposed by the U.S. on categories of goods and apparel imported from China, may impact our sourcing patterns and costs. We also cannot predict whether any of the countries in which our merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S., Canadian and foreign governments, nor can we predict the likelihood, type or effect of any such restrictions.

Reduced pricing by competitors in the retail apparel industry has affected and may continue to affect our results of operations.

Increasing pressure on retailers to reduce prices of their products as a result of increased competition, the increased outsourcing of product manufacturing to countries with lower labor costs, trade liberalization, consolidation among retailers and lower barriers to entry for manufacturers and retailers may force us to lower prices, or make us unable to sell our higher-priced products, in which case our business, financial condition and results of operations could suffer materially.

The retail apparel business is seasonal in nature, and any decrease in our sales or margins during these periods could have a material adverse effect on our company.

The retail apparel industry is highly seasonal, with the highest levels of sales during the fourth quarter. Our profitability depends, to a significant degree, on the sales generated during these peak periods. Any decrease in sales or margins during these periods, whether as a result of economic conditions, poor weather or other factors, could have a material adverse effect on our company.

The apparel industry is characterized by rapidly changing customer demands and our failure to anticipate and respond to changing customer style preferences in a timely manner will adversely affect our business and financial condition.

The apparel industry is characterized by rapidly changing customer preferences and quickly emerging and dissipating trends. Failure to effectively gauge the direction of customer preferences and anticipate trends, or convey a compelling brand image or price/value equation to consumers may result in lower sales and resultant lower gross margins to sell inventory. We typically place orders with our vendors approximately six months prior to the initial sale date, and so can make only limited modifications to orders in response to changes in customer preferences. If we are unable to successfully identify changes in customer preferences or anticipate customer demand from season to season, we could experience lower sales, excess inventories, higher mark-downs and decreased earnings.

Risks Relating to Our Business

If we cannot revitalize the Eddie Bauer brand, our business will be adversely impacted.

Our net merchandise sales declined during each of the fiscal years between 2000 and 2006 and comparable store sales also decreased in 23 of the 28 quarters between 2000 and 2006. As we discuss in “Item 1. Business — 2008 and Beyond: Five Key Initiatives,” we have taken, and intend to take, strategic, operational and management actions designed to reconnect with our customers and revitalize Eddie Bauer as a premium quality brand. However, we cannot be assured that the changes we have made, or the additional actions we are taking or intend to take, will be successful, or that such actions and changes will not result in the following:

•	our desire to attract additional male customers may result in the loss of existing female customers;

•	our addition of higher priced merchandise may drive away existing customers and may not attract new customers;

•	our efforts to increase traffic and sales in our retail and outlet stores may not be cost effective; or

•	our marketing efforts to promote our revitalized brand may not be effective.

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

As a result of our involvement in the Spiegel bankruptcy proceedings, we were required to take actions that we might not otherwise have taken as a stand-alone company, including:

•	distributing a significant portion of our cash flow and the proceeds of the $300 million senior secured term loan to the creditors of Spiegel in June 2005, instead of reinvesting that capital in our business and infrastructure during the bankruptcy process;

•	borrowing significant amounts (including $300 million under our senior secured term loan and amounts from time to time under our senior secured revolving credit facility of up to $150 million) and as a result becoming subject to the restrictions and limitations imposed by the lenders under our financing facilities;

•	assuming ongoing obligations equal to approximately $17 million associated with Spiegel’s former pension and other retirement plans;

•	assuming the obligations of Spiegel and its subsidiaries to indemnify officers or employees for liability associated with their service; and

•	inheriting support facilities that were not optimally suited for our operations and, as a result, having to sell, streamline, consolidate or relocate some of these facilities.

We have been operating as a stand-alone entity for a limited period of time and face additional costs and risks as a result. We must continue to streamline the back-end distribution and logistics operations we inherited and reduce costs throughout our organization. If we are unable to do so successfully, our business, financial condition and results of operations could be harmed.

If our management team cannot integrate effectively or if we cannot attract and retain qualified senior and middle management and motivate our retail associates, our business will be adversely affected.

Most of the members of our senior management team have been in their positions for less than six months. Our success will depend to a significant extent on our ability to attract qualified individuals to our leadership team and to retain the services of members of our senior management team in the long term through attractive incentive arrangements. Competition for qualified personnel is intense. We may not be able to retain current employees or attract new employees due to uncertainty relating to our future business prospects. The loss, for any reason, of the services of key individuals or the failure to attract and retain additional members of our management team could have a material adverse effect on us. Our success also depends on our ability to hire, motivate and retain other qualified associates who reflect and enhance our customer-service oriented culture, including our store managers, sales associates and staff at our call centers. If we are unable to hire and keep enough qualified associates, especially during our peak season, our customer service levels and our business, financial condition and results of operations may be hurt.

Our disclosure controls and procedures and internal control pursuant to Section 404 of the Sarbanes-Oxley Act over financial reporting may not be effective in future periods, as a result of previously identified weaknesses in internal controls.

In preparing our financial statements in 2005, 2006 and early 2007, management identified weaknesses in our internal control over financial reporting that adversely affected our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles.

Areas in which weaknesses were identified included the lack of sufficient controls to ensure adequate analysis and documentation regarding “fresh-start” accounting adjustments, accounting for income taxes, including the development of the tax provision, accounting for tax net operating losses (“NOLs”) and related valuation allowances, identification and classification of deferred tax assets and liabilities and our reliance upon manual closing and reconciliation systems. We believe we have corrected such weaknesses that lead to errors in financial reporting, but if we fail to identify or are unable to adequately remediate future weaknesses, investors could lose confidence in the accuracy and reliability of our financial statements, which would cause the market price of our stock to decline and could lead to stockholder litigation.

If we are not successful in improving profitability of our retail and outlet stores, our business will be adversely affected.

The growth of sales in our stores is significantly dependent on our ability to operate stores in desirable locations with capital investments and lease costs that allow us to earn a reasonable return. Desirable locations and configurations for reasonable costs may not be available to us because of our inability to improve sales per square foot.

If we cannot negotiate leases on reasonable terms, our business would be adversely affected.

Substantially all of our store locations are leased from landlords in regional malls and lifestyle centers and in metropolitan areas. As a result, each year, a portion of the locations under lease is due for renewal or renegotiation. In addition, we relocate a certain number of our store locations each year. Landlords typically evaluate the creditworthiness of a tenant and the expected sales volume of the store location in connection with the negotiation of lease terms. Weakening of our financial performance or financial profile, including our sales per square foot, or potential covenant defaults on our debt instruments could ultimately lead landlords to conclude that we do not meet their criteria for risk and return, and result in our inability to negotiate leases on reasonable terms or renew leases.

We depend on a high volume of mall traffic, the lack of which would hurt our business.

Many of our stores are located in shopping malls. Sales at these stores are derived, in part, from the volume of traffic in those malls. Traffic in malls where we have stores may be adversely affected by regional economic downturns, the closing of anchor tenants and competition from non-mall retailers and other malls where we do not have stores, which will hurt our business, financial condition and results of operations.

If our catalogs are not successful, it could adversely affect all of our sales channels.

The success of our catalogs is a key factor in our efforts to revitalize our brand, as we believe the catalogs reinforce our brand image and drive sales across in our retail and outlet stores and direct channels. If we are unable to continue to attract customers to our catalogs by providing them with appealing and extensive product offerings, our business, financial condition and results of operations may suffer. Factors that may impact our ability to maintain and grow our catalog sales include: customer acceptance of our catalog presentations; increases in paper and printing costs; postage rates and other costs relating to our catalog mailings; a failure in the timing of catalog deliveries; and the accuracy, breadth and depth of the information contained in our customer database so we can correctly analyze our mailing lists and maximize our customer targeting efforts.

Our website operations may not be successful, which could adversely affect our business.

The success of our website is subject to risks and uncertainties associated with the Internet, including changing customer preferences and buying trends relating to Internet usage, changes in required technology interfaces, increasing costs of placing advertisements and keywords online, website downtime and other technical failures, changes in applicable U.S. and foreign regulation, security breaches and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties might hurt our website sales and damage our brand’s reputation. Internet sales may also be affected since, unlike some of our online competitors, we collect a sales tax on Internet sales.

Our processing, storage and use of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

Our collection and processing of transactions through our sales channels require us to receive and store a large volume of personally identifiable data. This type of data is subject to legislation and regulation in various jurisdictions. Our business, financial condition and results of operations could be adversely affected if the laws and regulations are expanded, implemented or interpreted to require changes to our business practices and methods of data collection. In addition, as personal and legal issues relating to privacy and data protection become more sensitive, we may become exposed to potential liabilities with respect to the data we collect, manage and process, and may incur legal costs if our information security policies and procedures are not effective or if we are required to defend our methods of collection, processing and storage of personal data.

We may be subject to significant liability if we are required to recall any product or should any of our products cause injury or death.

If the use of any of our products causes, or is alleged to have caused, an injury we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused injury or death could adversely affect our reputation with existing and potential customers and our corporate and brand image. Under certain circumstances, we may be required to recall products, leading to a material adverse effect on our business. Even if a situation does not necessitate a recall, product liability claims might be asserted against us. A product liability judgment against us or a product recall could have a material adverse effect on our business or consolidated financial results.

We rely on one sourcing agent for a substantial majority of our sourcing needs.

In 2007, on a purchase value basis, we sourced approximately 76% of our products through one sourcing agent, EBI. Our sourcing agreement with EBI is on a commission basis and is automatically renewed each year unless terminated by either party upon one year written notice. If the agreement with EBI were terminated or if the terms of the agreement were modified substantially and we did not find an appropriate replacement in a timely manner and on reasonable terms, or if we were unable to transition the EBI functions in-house in a cost-effective manner, we could experience shortages or delays in receipt of our merchandise, higher costs and quality control issues. Any of these events could have a material adverse effect on our business, financial condition and results of operations. In addition, some of our competitors may perform all or a larger portion of their sourcing functions in-house, and, as a result, have lower sourcing costs than we do.

A significant disruption in back-end operations could adversely affect our business.

Some of our back-end systems, particularly relating to information technology, are dated and are an amalgamation of multiple applications, rather than one overarching state-of -the-art system. If we are unable to effectively streamline these systems and update them where necessary, this could have a material adverse effect on our business, financial condition and results of operations. In addition, any significant interruption in our back-end operations resulting from systems failures, associate grievances, natural disasters, inclement weather, accidents or other unforeseen events could lead to delays or other lapses in service relating to the distribution of merchandise to our stores and to our customers, or in the processing of returns from our customers. If our current back-end operations cannot handle a significant increase in transaction volume, we may experience inaccuracy in processing orders or delays in delivering orders. Any delays or lapses in service could have a material adverse effect on our business, financial condition and results of operations.

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

While our Global Labor Practices Program and our vendor operating guidelines promote ethical business practices, we do not control our independent vendors or their business practices. Accordingly, we cannot guarantee their compliance with our guidelines. Violation of labor or other laws by our vendors, or the divergence of a vendor’s labor practices from those generally accepted as ethical in the U.S. could materially hurt our reputation, which can impact our business, financial condition and results of operations.

Unseasonable or severe weather conditions may adversely impact our net merchandise sales and our operating results.

Our business is adversely affected by unseasonal weather conditions. Sales of our outerwear and sweaters are dependent in part on the weather and may decline in years in which weather conditions do not favor the use of these products. Further, sales of our Spring and Summer products, which traditionally consist of lighter clothing, are adversely impacted by cool or wet weather. In addition, severe weather events typically lead to temporarily reduced traffic at malls where most of our stores are located. Severe weather events may impact our ability to supply our stores, deliver orders to our customers and staff our stores and call centers.

Risks Relating to Our Financial Condition and Results of Operations

Our substantial amount of debt may limit the cash flow available for our operations and place us at a competitive disadvantage.

In connection with the Plan of Reorganization, we and our subsidiaries entered into a $300 million senior secured term loan agreement, which has since been restated and reduced to $225 million, and a $150 million senior secured revolving credit facility. We also have $75 million in 5.25% senior convertible notes. As a result, we have, and will continue to have, a substantial amount of debt. Our term loan facility requires that we comply with a substantial number of covenants and conditions related to our operations and financial performance. Our level of debt requires us to use a substantial portion of our cash flow from operations to pay interest on our debt, which reduces our funds available for working capital, capital expenditures and other general corporate purposes; limits our flexibility in planning for or reacting to, and heighten our vulnerability to, changes or downturns in our business, the industry or in the general economy; may result in higher interest expense if interest rates increase on our floating rate borrowings; and may also prevent us from taking advantage of business opportunities as they arise or successfully carrying out expansion plans, if any.

In addition, the terms of our debt contain various restrictive covenants that limit our ability to, among other things: incur additional debt; grant liens; dispose of certain property; make certain capital expenditures; and engage in sale-leaseback transactions and transactions with affiliates. We are also required to meet a fixed charge coverage ratio and a leverage ratio under our term loan and, if certain availability thresholds are not met, a fixed charge coverage ratio under our revolving credit facility. These restrictions and covenants inhibit our operational flexibility and restrict or prohibit our ability to take actions that could be beneficial to our company and our stockholders. This may place us at a competitive disadvantage to our competitors who may not be subject to similar restrictions.

We may not have sufficient available cash necessary to settle conversion of the 5.25% senior convertible notes or to purchase the notes upon a fundamental change, and our other debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.

Upon the occurrence of certain fundamental changes, including certain change of control transactions as set forth in the indenture governing the convertible notes, the Company will be required to offer to repurchase the convertible notes for cash at 100% of the principal amount thereof plus accrued and unpaid interest and additional interest, if any, to but not including the date of repurchase. In certain events of default under the indenture, either the trustee thereunder or the holders of at least 25% in principal amount of the then-outstanding convertible notes may declare 100% of the principal of the convertible notes and accrued and unpaid interest, including additional interest, to be due and payable. In addition, upon conversion of the notes after April 1, 2013, we have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of our common stock. We may not have sufficient cash to pay the principal and accrued interest, together with any premiums due as a result of a fundamental change, on the convertible notes, should there be a fundamental change prior to the time that the limitations on ownership contained in our Certificate of Incorporation lapse by their terms. In addition, we may not have sufficient cash to pay in lieu of shares upon conversion. Limitations in our credit facilities may not allow us to borrow the necessary cash to pay the note holders.

We experience fluctuations in our quarterly comparable store sales.

The success of our business depends, in part, upon our ability to increase sales at our existing stores. Our comparable store sales have fluctuated and we expect that they will continue to do so in the future. Various factors affect our comparable store sales, including the number of stores we open and close in any period, the general retail sales environment, changes in our merchandise, competition, customer preferences, current economic conditions, energy prices, the timing of our releases of new merchandise and promotional events, the success of our marketing programs, the approach and timing of mark-down strategies, weather conditions and the overlapping of existing store sales by new stores in existing markets. Our ability to maintain and improve our comparable store sales results depends in large part on improving our forecasting of customer demand and preferences and adjusting our inventory levels accordingly, increasing the number of transactions in each store, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base and using more effective pricing strategies. Any failure to meet the comparable store sales expectations could significantly reduce the market price of our common stock.

Unexpected outcomes in legal proceedings could have a material adverse impact on our financial conditions.

From time to time, we are a party to legal proceedings arising in the ordinary course of business. In addition, an increasing number of cases are being filed against companies generally that contain class-action allegations under federal and state wage and hour laws. We estimate our exposure to these legal proceedings and establish accruals for the estimated liabilities in accordance with generally accepted accounting principles. Assessing and predicting the outcome of these matters involves substantial uncertainties. Although not currently anticipated by management, unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions related to potential exposure in such suits, could have a material adverse impact on our financial results.

Our reorganization valuation was based in part on estimates of future performance. If actual results do not meet or exceed the projections in our long term plan, we could experience additional impairment charges that could adversely affect our operating results.

Our financial statements reflect the adoption of fresh start accounting under American Institute of Certified Public Accountants Statement of Position 90-7, or SOP 90-7. Fresh start accounting principles provided, among other things, that we determined the reorganization value of our company and allocated such reorganization value to the fair value of our tangible assets, finite-lived intangible assets and indefinite-lived intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) as of our emergence from bankruptcy. An independent third party appraisal firm was engaged to assist us in determining our reorganization value. Although we allocated our reorganization value among our assets in accordance with SFAS 141, our allocations were based on estimates and assumptions that may not be realized and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If these results are not achieved, the resulting values could be materially different from our estimates, which could cause us to write down the value of our assets and record non-cash impairment charges which could make our earnings volatile.

We may not be able to realize the full amount of our net loss carryforwards, which could impact our financial results and available cash for debt paydown and operations.

We have made certain assumptions regarding our ability to fully utilize our net loss carryforwards, including those from the time of emergence from bankruptcy, as well as losses subsequently generated. Our ability to fully and timely utilize such net loss carryforwards may be impaired if we do not extend the current date upon which the ownership limitations contained in our Certificate of Incorporation expire and a change of ownership, as defined in the Internal Revenue Code, subsequently occurs before we have applied the loss carryforwards described above.

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

As a public company we may incur substantial costs to comply with securities laws, rules and regulations, including, in particular, Section 404 of the Sarbanes-Oxley Act of 2002. Future disagreements with our auditors may damage investor confidence.

We have operated as a public company for a limited period of time. Beginning with this annual report, Section 404 of Sarbanes-Oxley requires us to include a report each year on management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. Future identified material weaknesses could result in additional costs for accountants to assist us in identifying and correcting weaknesses and for the costs of any required new systems. Additionally, our independent registered public accounting firm is required to issue a report on their evaluation of the operating effectiveness of our internal control over financial reporting. Our assessment requires us to make subjective judgments and our independent registered public accounting firm may not agree with our assessment. At some time in the future, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is not operating effectively, resulting in a decrease in investor confidence in our financial statements and potential shareholder litigation.

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

In addition, under our certificate of incorporation, a person or entity who seeks to acquire 4.75% or more of our outstanding common stock, or a person or entity who already is a direct or indirect 4.75% stockholder and wishes to increase its ownership, may not acquire such shares unless it has obtained the prior written consent of our board of directors until such time as these restrictions lapse, which will be no later than January 4, 2009. Our board may deny any such proposed transaction if it determines in its reasonable assessment that the proposed transaction could jeopardize realization of the full benefits of unrestricted use of our net operating loss carryovers. In accordance with our certificate of incorporation, any transaction in violation of these ownership restrictions will be void so that a purported transferee will not have any ownership rights with respect to any shares acquired in excess of these ownership restrictions. Therefore, a purported transferee will not be entitled to any rights as a stockholder, including voting, dividend or distribution rights, with respect to any excess shares. In addition, Eddie Bauer has the right to demand any purported transferee of excess shares to transfer to an agent of our designation its excess shares for resale by the agent or, if the excess shares have already been sold by the purported transferee, to transfer to the agent any proceeds from the sale by the purported transferee of such excess shares. These provisions may make it more difficult for other persons or entities, without the approval of our board of directors, to make a tender offer or otherwise acquire substantial amounts of our common stock, or to launch other takeover attempts that a stockholder might consider to be in such stockholder’s best interest. These provisions also may limit the price that certain investors might be willing to pay in the future for shares of our common stock.

Our ability to utilize our NOLs and certain other tax attributes may be limited.

As of December 29, 2007, we estimated our Federal NOLs to be approximately $124.9 million (tax affected) and our state NOLs to be approximately $14.5 million (tax affected). Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. Our NOLs are currently limited under Section 382 as a result of the ownership change triggered upon our emergence from bankruptcy. We may experience a second ownership change in the future as a result of the lapse of the ownership restrictions within our certificate of incorporation, or as a result of conversion of our outstanding convertible notes into shares of our common stock. If we were to trigger a second ownership change in the future as defined under Section 382, our ability to use any NOLs existing at that time could be further limited.

Future issuances or sales of our securities could cause our stock price to fall.

We may issue securities in the future and may do so in a manner that results in substantial dilution for our stockholders. In addition, we may issue debt or equity from time to time that ranks in preference to our common stock in the event of a liquidation or winding up or that is secured by an interest in some or all of our assets. Sales of common stock by existing stockholders in the public market, our issuances of new securities or debt, or the expectation that any of these events might occur could materially and adversely affect the market price of our common stock.

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

The following is an overview of key properties used in the operation of our business. We believe all of our facilities are suitable and adequate for our current and anticipated operations.

Corporate Headquarters.  We moved into a 230,000 square foot leased corporate headquarters in Bellevue, Washington in the summer of 2007. Our lease has a term of 15 years. Approximately one-half of our build-out costs were reimbursed by the landlord.

Retail and Outlet Stores.  All of our retail and outlet stores are leased. Our retail stores are generally located in regional malls, lifestyle centers, with a few stand-alone stores in metropolitan areas. We also have retail stores in smaller markets where a concentration of our target customers exists. We look at catalog distributions, loyalty program information and a custom software program in determining the locations of target customers. Our outlet stores are located predominantly in destination outlet centers. Our retail stores average approximately 6,900 gross square feet, while our outlet stores average approximately 7,500 gross square feet. In most cases, our retail store leases have ten-year terms and our outlet store leases have five-year terms, with one five-year option to renew. Approximately 25% of our retail store leases allow us the one-time right to terminate the lease three to five years after the commencement of the lease if previously agreed upon sales thresholds are not achieved. The majority of our store leases normally provide for base rent and the payment of a percentage of sales as additional rent when certain sales thresholds are reached. We are typically responsible for our share of common area and maintenance charges, real estate taxes and certain other expenses. We receive tenant allowances from most of our landlords for approximately one-half of our tenant build out costs, which averaged $185 per square foot in fiscal 2007.

As of December 29, 2007, we had 234 U.S. retail stores located in 47 states and 37 retail stores located in Canada. In 2007, we had more than ten retail/outlet stores located in each of the following states: California (15), Colorado (12), Georgia (10), Illinois (15), Michigan (15), Minnesota (11), Missouri (10), North Carolina (11), New York (12), Ohio (11), Oregon (11), Pennsylvania (17), Texas (23), Virginia (11) and Washington (11). As of December 29, 2007, we had 119 U.S. outlet stores located in 34 states, with 14 outlet stores in California. We had one outlet store in Ontario, Canada. In fiscal 2008, we intend to open approximately 7 additional retail stores and 6 outlet stores in the aggregate in the United States and Canada. We closed 24 retail and 3 outlet stores in January 2008. We intend, as a part of our normal-course operations, to continue to open new retail stores in advantageous locations and close underperforming retail stores upon natural expiration of store leases.

The following summarizes the number of retail and outlet stores we opened and closed throughout fiscal 2007:

	Retail	Outlet	Total

Stores as of December 30, 2006	279	115	394
Stores Opened in 2007	21	8	29
Stores Closed in 2007	(29)	(3)	(32)
Stores as of December 29, 2007	271	120	391

We expect to open 13 retail stores and outlet locations in 2008, and close approximately 28 stores in early 2008. The closures are all as a result of lease expirations.

Support Facilities

Distribution Centers.  Eddie Bauer Fulfilment Services (“EBFS”) operates our two main facilities in Groveport, Ohio, and Vaughan, Ontario, Canada. EBFS owns our facility in Groveport, Ohio, which consists of approximately 2.2 million square feet. We lease our facility in Vaughan, Ontario, which consists of approximately 97,200 square feet. The lease expires in April 2012.

Customer Contact Center.  Our customer contact center is located in Saint John, New Brunswick, Canada. We lease 37,815 square feet and the lease expires in May 2011.

Information Technology Center.  We own an approximately 50,000 square foot IT facility in Westmont, Illinois. This facility houses all of our systems and network services, including those related to product development, merchandising, marketing, planning, store operations, sourcing, finance, accounting, call centers, Internet, inventory and order fulfillment.

Item 3.	LEGAL PROCEEDINGS

In June 2006, a class action suit captioned Tara Hill v. Eddie Bauer, Inc., was filed in Los Angeles Superior Court, State of California. The suit alleged violations by the Company of the California Labor Code and Business and Professions Code relating to the adequacy of wage statements, reimbursements for business expenses, meal and rest periods and other claims, on behalf of a class comprised of all employees in the California stores. The Company and plaintiff reached a settlement in April, 2007 and have provided notice to class members regarding the potential settlement. A hearing on final court approval of the settlement was scheduled for March, 2008, but will be postponed for an undetermined period of time pending the filing of certain notices related to class action lawsuits. A notice of objection to the settlement has been filed by the plaintiff in the Scherer v. Eddie Bauer, Inc. suit referenced below. The Company intends to vigorously contest the objection to the settlement. In connection with the proposed settlement, the Company accrued $1.6 million in the first quarter of 2007.

In September 2007, a purported class action suit captioned Kristal Scherer, on behalf of herself, all others similarly situated v. Eddie Bauer, Inc. and Does 1 to 100 was filed in Superior Court of California, County of San Diego, alleging violations of the California Labor Code and Business and Professions Code relating to the payment of incentive bonuses and the Company’s policy on forfeiture of personal days. The case has been removed to U.S. District Court, Southern District of California. The Company intends to vigorously contest the characterization of the suit as a class action, and the bases of the claims alleged. In December 2007, the Company filed a partial motion to dismiss certain counts of plaintiff’s complaint for failure to state a claim. The complaint was amended in January 2008 to add an additional named plaintiff.

In November 2006, three purported class action complaints were filed by putative stockholders of the Company in the Superior Court of the State of Washington, King County against the Company and its Board of Directors. The complaints alleged, among other things, that the Board of Directors breached its fiduciary duties in connection with a proposed merger of the Company with an affiliate of Sun Capital Partners, Inc. and Golden Gate Capital that was ultimately rejected by the Company’s shareholders, and that the consideration to have been paid to holders of Eddie Bauer’s common stock was inadequate. The complaints sought, among other things, to enjoin the consummation of the merger. An order of dismissal without prejudice with respect to one of the complaints was entered in December 2006, and the remaining two actions were subsequently consolidated. In June 2007, plaintiffs’ motion for an award of attorneys’ fees was denied, and plaintiffs appealed. In December 2007, after a stipulated motion to dismiss was filed by the plaintiffs, the Court of Appeals dismissed the appeal, and in January 2008, the Superior Court of the State of Washington dismissed the remaining case with prejudice.

In the ordinary course of business, the Company may be subject from time to time to various other proceedings, lawsuits, disputes or claims. These actions may involve commercial, intellectual property, product liability, labor and employment related claims and other matters. Although the Company cannot predict with assurance the outcome of any litigation, it does not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on the Company’s financial condition or results of operations except as disclosed herein.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

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

	High	Low

Fiscal 2006
First Quarter Ended March 31, 2006	$16.00	$11.75
Second Quarter Ended July 1, 2006	$15.00	$6.00
Third Quarter Ended September 30, 2006	$15.00	$8.30
Fourth Quarter Ended December 30, 2006	$11.00	$6.88
Fiscal 2007
First Quarter Ended March 31, 2007	$11.56	$6.50
Second Quarter Ended June 30, 2007	$14.27	$10.11
Third Quarter Ended September 29, 2007	$14.25	$7.29
Fourth Quarter Ended December 29, 2007	$9.42	$5.56

(B)	Holders

As of March 3, 2008, there were 30,677,886 shares of Eddie Bauer common stock outstanding. As of March 3, 2008, our common stock was held by approximately 505 holders of record.

(C)	Dividends

We do not anticipate paying any dividends on our common stock in the foreseeable future. In addition, covenants in our term loan agreement and revolving credit facility restrict our ability to pay dividends and may prohibit the payment of dividends and certain other payments.

(D)	Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by this Item is contained in “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”

(E)	Performance Graph

The following performance graph is furnished to show the percentage change in cumulative total return to a holder of Eddie Bauer common stock (NASDAQ:EBHI) compared with the cumulative total return, assuming dividend reinvestment, of the NASDAQ Composite Index and the industry peer group indicated below, during the period from June 3, 2005 through December 29, 2007. The Company paid no cash dividends during the periods presented.

COMPARISON OF 30 MONTH CUMULATIVE TOTAL RETURN*
Among Eddie Bauer Holdings Inc., The NASDAQ Composite Index
And A Peer Group

Peer Group
Chico’s FAS, Inc. (NYSE:CHS)
The Gap, Inc. (NYSE: GPS)
Limited Brands, Inc. (NYSE:LTD)
AnnTaylor Stores Corporation (NYSE:ANN)
Coldwater Creek Inc. (NASDAQ:CWTR)
The Talbots, Inc. (NYSE:TLB)

(F)	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities

None.

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

Pursuant to the Plan of Reorganization, Eddie Bauer Holdings, Inc. (“Eddie Bauer”) was formed as a new holding company and, in exchange for Eddie Bauer issuing shares of common stock to certain unsecured creditors of the Debtors, Spiegel transferred to Eddie Bauer 100% of its ownership interest in:

•	Eddie Bauer, Inc., including its subsidiaries;

•	Two non-operating subsidiaries (FSAC and SAC) that held securitization interests in certain pre-petition securitization transactions to which Spiegel and its subsidiaries (including FSAC and SAC, as applicable) were a party;

•	A distribution center in Groveport, Ohio (EBFS), which provides catalog and retail distribution services for us; and

•	A call center in Saint John, New Brunswick, Canada (EBCS), which provides call center support for us (“Saint John”).

Eddie Bauer then contributed to Eddie Bauer, Inc. its shares in EBFS and EBCS such that these entities became wholly-owned subsidiaries of Eddie Bauer, Inc. In addition, EBIT was formed as a wholly-owned subsidiary of Eddie Bauer, Inc. Spiegel Management Group, after having transferred to Spiegel all of its assets that did not comprise or support its IT operation (the “IT Group”), merged with and into EBIT, with the result that the IT Group became part of EBIT.

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

Reorganization costs and expenses, net:  In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), our financial statements prior to July 2, 2005 reflect our revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization separately as “reorganization costs and expenses, net” in our combined statements of operations. In addition, our cash flows related to our reorganization have been separately reflected in our combined statements of cash flows. Our results of operations for periods subsequent to July 2, 2005 no longer include reorganization expenses related to our bankruptcy proceedings.

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

Financial Operations Overview

We assess the performance of our business using various financial and operating measures, which primarily include:

•	Net merchandise sales — Net merchandise sales include sales of merchandise from our retail and outlet stores and our direct business, which includes sales from our catalogs and website, less discounts and sales return allowances. Upon the sale of a gift card or gift certificate, we defer the revenue and record a liability. We reduce the liability and record merchandise sales when the gift card or gift certificate is redeemed by the customer. A significant percentage of our customers make purchases through more than one sales channel.

•	Comparable store sales — Comparable store sales include net merchandise sales from retail and outlet stores that have been open for one complete fiscal year. We exclude new store locations from our comparable store sales until they have been in operation for one complete fiscal year. Similarly, stores that are expanded or down-sized by more than 30% are also excluded from our comparable store base until they have been in operation in their new configuration for one complete fiscal year. Stores that are closed for more than 10 consecutive days are also excluded from our comparable store base. Certain financial adjustments, including the sales impact from our customer loyalty program, are excluded from our comparable store sales. Comparable store sales do not include net sales from our catalogs and website.

•	Average sales per square foot — Average sales per square foot is determined on an annual basis by dividing net merchandise sales from our retail and outlet stores for the fiscal year by the monthly average of the gross square feet during such fiscal year. References to square feet represent gross square feet and not net selling space.

•	Other revenues — Other revenues include revenues associated with the royalties we receive from licensing agreements for the use of the Eddie Bauer trademark, royalties we receive from our international joint ventures and shipping revenues from shipments to customers from our direct channel.

•	Gross margin — Gross margin is equal to our net merchandise sales less our costs of sales. We include in our costs of sales the direct cost of purchased merchandise, inbound freight, inventory write downs, design, buying and production costs and occupancy costs related to store operations and warehouses. We record costs of sales expense related to our customer loyalty program as points are earned by the customer, net of estimated breakage. We reduce costs of sales expense and record a reduction to revenue, which therefore has no impact to our gross margin, when the reward certificates are redeemed by the customer. Costs of sales also include the amortization expenses associated with our finite-lived intangible assets. As noted below, our warehousing and distribution expenses (excluding occupancy costs related to our warehouses) and shipping costs are included in selling, general and administrative expenses and are therefore excluded from our calculation of gross margin and gross margin percentage. As a result, our gross margin and gross margin percentages may not be comparable to those of other retailers.

•	Gross margin% — Gross margin% is calculated as our gross margin as a percentage of our net merchandise sales.

•	Impairment of indefinite-lived intangible assets — These expenses include impairment charges related to our goodwill and trademarks.

•	Selling, general and administrative (“SG&A”) — These expenses include all operating expenses not included within costs of sales, such as store expenses other than occupancy costs, administrative expenses, marketing and advertising expenses, catalog production and mailing costs, program costs related to our customer loyalty program, warehousing and distribution expenses (excluding occupancy costs related to our warehouses, which are reflected in costs of sales), call center expenses (excluding occupancy costs related to our call center), shipping costs associated with our catalog and Internet sales and depreciation and amortization of our non-store related property and equipment and computer software costs. Selling, general and administrative expenses also include gift card breakage related to gift cards purchased, which is the estimated amount of gift cards and gift certificates that will go unredeemed. Gift card breakage is recorded as a reduction to selling, general and administrative expenses for amounts when redemption is determined to be remote, based upon historical breakage percentages.

•	Interest expense — Interest expense for periods prior to July 2, 2005 represents interest charged by our former parent, Spiegel, on our intercompany borrowings. Interest expense for periods subsequent to July 2, 2005 includes interest on our senior secured revolving credit facility; interest on our senior secured term loan, which was amended in April 2006 and April 2007; interest expense and discount amortization on our 5.25% convertible notes issued in April 2007; and amortization of our deferred financing fees. Interest expense is reduced for interest we capitalize.

•	Other income, net — Other income, net primarily includes interest income earned on our cash and cash equivalents; gains or losses on our derivative instruments, including fair value adjustments we are required to make on the embedded derivative liability associated with our convertible notes; the net accretion on the financing receivables and liabilities associated with our securitization interests; and other non-operating items, which included the loss of extinguishment of debt and gain on the sale of our net financing receivables during fiscal 2007.

•	Equity in earnings (losses) of foreign joint ventures — This includes our proportionate share of the earnings or losses of our joint ventures in Germany and Japan. We own a 30% interest in Eddie Bauer

Japan, Inc. and a 40% interest in Eddie Bauer GmbH & Co. We account for these investments under the equity method of accounting as we do not control these entities.

•	Gain on discharge of liabilities — In conjunction with our emergence from bankruptcy, we recognized a net gain of $107.6 million for the six months ended July 2, 2005 associated with the discharge of our liabilities in accordance with the Plan of Reorganization.

•	Reorganization costs and expenses, net — In accordance with SOP 90-7, our financial statements prior to our emergence from bankruptcy reflected our revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization separately as “reorganization costs and expenses, net” in our combined statements of operations.

•	Discontinuation of Eddie Bauer Home — In February 2005 we announced our plan to discontinue operating our “Eddie Bauer Home” concept. As such, we have reflected the historical results of the Eddie Bauer Home group within discontinued operations in our financial statements. All Eddie Bauer Home store locations were closed by September 2005.

SELECTED HISTORICAL FINANCIAL INFORMATION

The following tables set forth selected historical financial and other information for the Predecessor and Successor entities as of the dates and for the periods indicated. Financial information for periods prior to July 2, 2005 relates to the Predecessor and financial information for periods as of and subsequent to July 2, 2005 relates to the Successor. Because of our emergence from bankruptcy and our corresponding adoption of fresh start accounting and for the reasons stated above in “Predecessor and Successor Entities”, our financial information for any period prior to July 2, 2005 will not be comparable to financial information for periods after that date.

Our selected historical balance sheet information as of December 29, 2007, December 30, 2006, December 31, 2005, July 2, 2005 (the date we adopted fresh start accounting), January 1, 2005 and January 3, 2004 is derived from our audited consolidated and combined balance sheets. Our selected historical statement of operations information for the fiscal years ended December 29, 2007 and December 30, 2006, the six months ended December 31, 2005 and July 2, 2005, and fiscal years ended January 1, 2005 and January 3, 2004 are derived from our audited consolidated and combined statements of operations.

For all periods presented, income from continuing operations excludes the results of our discontinued Eddie Bauer Home business unit. The results of operations of this business unit are presented separately as discontinued operations, net of tax.

The following financial information should be read in conjunction with our financial statements and related notes included elsewhere in this annual report, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

			Successor	Predecessor
			Six Months	Six Months
			Ended	Ended
	Successor	Successor	December 31,	July 2,	Combined	Predecessor	Predecessor
	2007	2006	2005	2005	2005	2004	2003
	($ in thousands, except per share data)

Statement of Operations Information:
Net sales and other revenues	$1,044,353	$1,013,447	$593,711	$465,723	$1,059,434	$1,120,761	$1,243,927
Revenue from Spiegel-affiliated parties	—	—	—	—	—	37,154	73,288

Total revenues	1,044,353	1,013,447	593,711	465,723	1,059,434	1,157,915	1,317,215
Costs of sales, including buying and occupancy	630,853	603,171	337,318	259,536	596,854	604,864	695,872
Impairment of indefinite-lived intangible assets(a)	—	117,584	40,000	—	40,000	—	—
Selling, general and administrative expenses	441,875	411,300	214,125	185,225	399,350	452,603	531,101

Total operating expenses	1,072,728	1,132,055	591,443	444,761	1,036,204	1,057,467	1,226,973
Operating income (loss)	(28,375)	(118,608)	2,268	20,962	23,230	100,448	90,242
Interest expense	26,698	26,928	11,064	761	11,825	316	2,513
Other income, net(b)	23,695	3,031	1,919	—	1,919	—	—
Equity in earnings (losses) of foreign joint ventures	(1,147)	(3,413)	174	(95)	79	3,590	1,606

Income (loss) from continuing operations before reorganization items and income tax expense	(32,525)	(145,918)	(6,703)	20,106	13,403	103,722	89,335
Gain on discharge of liabilities(c)	—	—	—	(107,559)	(107,559)	—	—
Reorganization costs and expenses, net	—	—	—	13,686	13,686	26,871	91,022

Income (loss) from continuing operations before income tax expense (benefit)	(32,525)	(145,918)	(6,703)	113,979	107,276	76,851	(1,687)
Income tax expense(d)	69,193	65,531	14,645	50,402	65,047	36,080	4,803

Income (loss) from continuing operations	(101,718)	(211,449)	(21,348)	63,577	42,229	40,771	(6,490)
Income (loss) from discontinued operations, net of tax	—	(534)	(1,440)	(2,661)	(4,101)	2,893	6,171

Net income (loss)	$(101,718)	$(211,983)	$(22,788)	$60,916	$38,128	$43,664	$(319)

Basic and Diluted Earnings Per Share Information(e):
Loss from continuing operations per share	$(3.33)	$(7.04)	$(0.71)	n/a	n/a	n/a	n/a
Loss from discontinued operations per share	$—	$(0.02)	$(0.05)	n/a	n/a	n/a	n/a
Net loss per share	$(3.33)	$(7.06)	$(0.76)	n/a	n/a	n/a	n/a
Weighted average shares used to complete basic and diluted earnings per share	30,524,191	30,012,896	29,995,092	n/a	n/a	n/a	n/a

			Successor	Predecessor
			Six Months	Six Months
			Ended	Ended
	Successor	Successor	December 31,	July 2,	Combined	Predecessor	Predecessor
	2007	2006	2005	2005	2005	2004	2003
	($ in thousands, except per share data)

Operating Information — Unaudited(f):
Percentage increase (decrease) in comparable store sales(g)	4.4%	(2.0)%	(6.0)%	3.4%	(2.2)%	(1.7)%	(5.3)%
Average sales per square foot	$269	$256	n/a	n/a	$256	$252	$245
Number of retail stores(h):
Open at beginning of period	279	292	279	304	304	330	399
Opened during the period	21	16	16	—	16	7	1
Closed during the period	29	29	3	25	28	33	70
Open at the end of the period	271	279	292	279	292	304	330
Number of outlet stores(h):
Open at beginning of period	115	108	103	101	101	103	102
Opened during the period	8	8	5	3	8	2	2
Closed during the period	3	1	—	1	1	4	1
Open at the end of the period	120	115	108	103	108	101	103
Total store square footage at end of period (in thousands)	2,653	2,752	2,897	n/a	2,897	2,960	3,220
Gross margin	$358,527	$353,517	$228,161	$176,478	$404,639	$442,875	$478,170
Gross margin%	36.2%	37.0%	40.3%	40.5%	40.4%	42.3%	40.7%
Capital expenditures	$56,636	$45,814	$30,214	$8,641	$38,855	$13,906	$6,313
Depreciation and amortization	$50,333	$55,494	$26,589	$16,171	$42,760	$41,142	$57,339

	Successor	Successor	Successor	Successor	Predecessor	Predecessor
	As of	As of	As of	As of	As of	As of
	December 29,	December 30,	December 31,	July 2,	January 1,	January 3,
	2007	2006	2005	2005	2005	2004
	($ in thousands)

Balance Sheet Information:
Net Working Capital	$71,821	$105,067	$107,297	$115,087	$112,577	$12,805
Goodwill(a)	$107,748	$114,765	$220,481	$220,481	$76,601	$76,601
Trademarks(a)	$185,000	$185,000	$185,000	$225,000	$58,756	$58,756
Total assets	$811,432	$855,910	$1,153,236	$1,186,005	$591,975	$643,137
Due to (from) Spiegel	$—	$—	$—	$—	$(37,751)	$90,688
Total long-term debt(i)	$262,275	$274,500	$298,500	$300,000	$—	$—
Stockholders’ equity	$256,272	$346,641	$545,020	$564,900	$292,391	$248,013

(a)	In conjunction with our impairment tests of indefinite-lived intangible assets, we recorded an impairment charge of $40 million related to our trademarks during the fourth quarter of 2005 and an impairment charge of $117.6 million related to our goodwill during the third quarter of 2006. See Note 8 to our annual financial statements for more detailed descriptions of the impairment tests performed.

(b)	Other income, net for fiscal 2007 includes a $10.5 million fair value adjustment related to the embedded derivative associated with our convertible notes we issued in April 2007 and a $9.3 million gain on the sale of our financing receivables in December 2007.

(c)	In accordance with SOP 90-7, we recorded a net gain of $107.6 million related to the discharge of our liabilities upon our emergence from bankruptcy for the six months ended July 2, 2005.

(d)	We recorded income tax expense associated with increases to our tax valuation allowances of $27.9 million, $71.3 million and $15.3 million during fiscal 2007, 2006 and 2005, respectively. Additionally, fiscal 2007 included tax expense of $56.6 million related to cash collections and the sale proceeds from our financing receivables, which utilized net operating loss carryforward to offset income tax payments due. See further discussion in Note 14 to our annual financial statements for more detailed descriptions of our tax valuation allowance changes.

(e)	On June 21, 2005, in connection with the Effective Date of the Plan of Reorganization, we issued 30,000,000 shares of our common stock to certain unsecured creditors of the Debtors. Accordingly, earnings per share data have been included for periods subsequent to July 2, 2005. No earnings per share data have been presented for periods prior to July 2, 2005 because there were no shares outstanding for the combined entity.

(f)	Represents unaudited financial measures used by our management to assess the performance of our business.

(g)	Represents increase (decrease) over respective prior year period.

(h)	Retail and outlet store count data excludes stores related to our discontinued Eddie Bauer Home business.

(i)	Includes current portion of long-term debt, which totaled $8.0 million as of December 30, 2006, $24.0 million as of December 31, 2005 and $3.0 million as of July 2, 2005. Total long-term debt as of December 29, 2007 includes $66.1 million related to $75 million in convertible notes we issued in April 2007. The $66.1 million carrying value of our convertible notes is net of a $19.6 million discount and includes the fair value of the related embedded derivative of the conversion features of $10.7 million as of December 29, 2007. See further discussion in Note 10 to our annual financial statements for more detailed discussion of the convertible notes and the embedded derivative liability we recorded related to the notes’ conversion features.

(j)	The Company’s results of operations and financial condition reflected above include the Company’s adoption of SFAS No. 123(R), Share-Based Payment effective July 2, 2005; SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) effective fiscal 2006; and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 effective fiscal 2007.

Quarterly Comparable Sales Results

The following table sets forth our historical unaudited quarterly comparable sales data (compared to sales of the same quarter the prior year):

Fiscal 2007				Fiscal 2006				Fiscal 2005
Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

4.8%	3.4%	0.9%	9.5%	4.6%	(1.5)%	(5.9)%	(10.0)%	(7.1)%	(4.3)%	3.7%	3.0%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

Business Summary

Eddie Bauer is a specialty retailer that sells mens’ and womens’ outerwear, apparel and accessories for the preeminent, active, outdoor lifestyle. Our primary target customers are women and men who are

30-54 years old with an average annual household income of $75,000. Eddie Bauer is a nationally recognized brand that stands for high quality, innovation, style and customer service. Eddie Bauer was ranked as the number four outerwear brand in a Women’s Wear Daily survey in July 2007, and 27th in a companion Women’s Wear Daily Top 100 Brands survey, also in July 2007.

We sell our products through three interdependent sales channels that share product sourcing, design and marketing resources:

•	retail stores, which sell our premium Eddie Bauer merchandise;

•	outlet stores, which sell high quality Eddie Bauer merchandise and inventory overstocks at value or clearance price points; and

•	direct, which consists of our Eddie Bauer catalogs and our website www.eddiebauer.com.

In June 2005, we emerged from bankruptcy as a stand-alone company for the first time in 34 years. We are committed to turning our business around and revitalizing Eddie Bauer as a premium quality brand, both by continuing to implement initiatives that we commenced over the past several years and by actively changing initiatives that are not performing up to our expectations.

As of December 29, 2007, we operated 391 stores, consisting of 271 retail stores and 120 outlet stores in the U.S. and Canada. During 2007, we had 38.1 million visits to our two websites and circulation of approximately 82.4 million catalogs.

We are minority participants in joint venture operations that sell Eddie Bauer branded products through retail and outlet stores, websites and catalogs in Japan and Germany, and we license the Eddie Bauer name to various consumer product manufacturers and other retailers whose products complement our brand image.

2007 Business Developments

Proposed Merger

In November 2006, we announced that we had entered into a merger agreement with a company owned by affiliates of Sun Capital Partners, Inc. and Golden Gate Capital, under which all of the Company’s outstanding shares of common stock were to be converted into the right to receive $9.25 per share in cash upon closing of the transaction. On February 8, 2007, at a special meeting of our stockholders, an insufficient number of shares were voted in favor of the merger. As a result, we terminated the merger agreement and are now refocused on the long-term effort of rebuilding brand image and increasing our sales per square foot to historic levels. Our results of operations for the first quarter of 2007 were negatively impacted by a $5 million termination fee we were required to pay in accordance with the merger agreement.

CEO Resignation and Appointment of New CEO and Other Executives

In the first half of 2007, we saw the departure of our Chief Executive Officer and several senior members of management. In conjunction with the CEO’s resignation, we recorded $8.4 million of expense, including $3.2 million of accelerated stock-based compensation expense, during the first quarter of 2007. The Chief Financial Officer had resigned in 2006, and we had yet to hire a replacement. Following the failure to approve the merger, we began recruitment efforts aimed at building a management team to formulate and implement a turnaround of our business. On June 12, 2007, we hired Neil Fiske as Chief Executive Officer and President. In July 2007, we hired a new Senior Vice President of Human Resources. In November 2007 a new Chief Financial Officer, new General Counsel and Senior Vice President of Sourcing and Supply joined the Company, filling the remaining open positions on the management team. Additionally, in February 2008, we appointed a new Senior Vice President of Merchandising. Together with Mr. Fiske, this new team and the existing Senior Vice President of Retail will be instrumental in advancing the initiatives underlying our turnaround plan discussed under “2008 and Beyond: Five Key Initiatives” above.

Term Loan Refinancing and Senior Convertible Notes

In June 2005, upon our emergence from bankruptcy, the proceeds of a $300 million term loan facility (the “Term Loan”) were paid to certain creditors of Spiegel Corporation. In April 2007, we prepaid $48.8 million and entered into an amended and restated term loan agreement, which reduced the principal balance of the Term Loan to $225 million and extended the maturity date to April 1, 2014. Also in April 2007, we closed our offering of $75 million aggregate principal amount of 5.25% convertible senior notes with a maturity date of April 1, 2014. In December 2007, we prepaid an additional $20 million of the Term Loan principal balance. See further discussion below of our various credit vehicles within “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

2008 and Beyond: Five Key Initiatives

The new management team has set initiatives, formulated strategies to achieve these initiatives, and has begun to take action to implement the initiatives in 2008, with the goal of rebuilding the Eddie Bauer brand as a leader in outerwear and apparel for an active outdoor lifestyle. Given the 12- to 18-month lead time to develop and introduce merchandise into our sales channels, the turnaround of the Eddie Bauer business will be a multi-year effort.

Our five key initiatives for 2008 are:

•	clarify the brand position and rebuild brand identity

•	upgrade the quality of the merchandise and align the assortment strategy to the new brand position

•	revamp the creative marketing function and fully exploit our marketing advantage as a direct multi-channel retailer

•	cut costs to become more competitive and profitable

•	realign the organization and build talent to accomplish our goals

See “Item 1. Business — 2008 and Beyond: Five Key Initiatives” for an expanded discussion of our key initiatives for 2008.

Loyalty Program

In September 2006, we launched our first full-scale customer loyalty program, Eddie Bauer Friends, for Eddie Bauer customers. The loyalty program allows customers in the United States to accrue points that may be redeemed for Eddie Bauer rewards certificates or used toward acquiring special Eddie Bauer merchandise. The full terms and conditions of the loyalty program are available at www.eddiebauerfriends.com. As of December 29, 2007, approximately 2.9 million customers have enrolled in our loyalty program, and approximately 50% of our U.S. net merchandise sales are generated in transactions utilizing a loyalty card. We continue to evaluate the performance of our loyalty program on an on-going basis. We believe that the program will be a valuable tool in driving customer purchases and fostering customer loyalty while facilitating our ability to track and market to our customers.

Real Estate

The table below represents our retail and outlet store activity during fiscal 2007 and 2006:

	Fiscal 2007	Fiscal 2006

Number of retail stores:
Open at beginning of period	279	292
Opened during the period	21	16
Closed during the period	29	29
Open at the end of the period	271	279
Number of outlet stores:
Open at beginning of period	115	108
Opened during the period	8	8
Closed during the period	3	1
Open at the end of the period	120	115

The number of stores we ultimately open during any given year will depend on our ability to obtain suitable locations on favorable terms, our working capital, general economic conditions, and the terms of our debt agreements. In addition to closing underperforming stores and opening new stores, our strategy includes “right-sizing” our existing stores, mainly through downsizing and relocations. We are generally satisfied with the retail store prototype size of approximately 5,500 square feet (excluding outlet stores). Currently, approximately 62% of our retail stores fall within 15% of this prototype size. We do not anticipate a significant change in store count over the short term, as we focus on increasing store productivity, as measured by sales per square foot, driven by our branding, merchandising and marketing initiatives. As we improve productivity, we will have the opportunity to develop a longer-term real estate strategy that more appropriately balances our retail and outlet store counts. During 2007, we completed the build-out of our office space at our new leased headquarters in Bellevue, Washington and relocated our headquarters personnel to this new facility.

Industry Trends

Overall, with the exception of certain categories of luxury goods, in 2007 the retail industry experienced slowing sales growth and the need to increase markdowns of goods to move inventory. We believe this slowing was due to a number of factors, including a general lack of consumer confidence in the strength of the U.S. economy during an election year, higher fuel costs which discourage unnecessary shopping trips and depreciation in housing values nationwide. The industry by nature is seasonal, with significant increases in revenues and expenses in the fourth quarter of each year due to holiday purchases. Additional industry factors that may impact our results in fiscal 2008 and beyond include the following:

•	Activewear and outerwear — two categories that we intend to focus on in fiscal 2008 — continue to show sales growth;

•	A shift towards consumers being more willing to purchase either premium apparel at higher prices or value apparel with lower prices, and being less willing to purchase mid-priced apparel;

•	The increased availability of quality, global low-cost sourcing for apparel due to the elimination of import quotas in the U.S., which puts deflationary pressures on pricing and further lowers barriers to entry; and

•	The maturation and fragmentation of the apparel industry by channel of distribution, age, gender, price points and classification, as well as the increase in brand proliferation, especially with the growth of private label brands, will increase competitive pressure on our sales.

Fiscal and Fourth Quarter 2007 Overview

	Three	Three		Twelve	Twelve
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	December 29.	December 30,		December 29,	December 30,
	2007	2006	Change	2007	2006	Change
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
	($ in thousands)

Net merchandise sales	$377,637	$365,177	$12,460	$989,380	$956,688	$32,692
Total revenues	$392,430	$381,919	$10,511	$1,044,353	$1,013,447	$30,906
Gross margin	$165,243	$164,432	$811	$358,527	$353,517	$5,010
Gross margin%	43.8%	45.0%	(1.2)%	36.2%	37.0%	(0.8)%
SG&A	$132,517	$129,098	$3,419	$441,875	$411,300	$30,575

Net merchandise sales for the fourth quarter of 2007 increased $12.5 million, or 3.4%, and comparable store sales increased by 4.8%. Net merchandise sales for fiscal 2007 were up $32.7 million, or 3.4%, compared to the prior year and comparable store sales increased by 4.4%. The increase in our net merchandise sales during the fourth quarter and fiscal 2007 was primarily driven by increases of $9.2 million and $21.5 million in our direct sales in the fourth quarter and full-year periods, respectively, and increases in our retail and outlet stores of $3.3 million and $11.3 million, respectively compared to the prior year fourth quarter and full-year periods. Comparable stores sales increased in our retail stores during the fourth quarter and fiscal 2007 periods by 8.6% and 8.9%, respectively. We believe the quarter-over-quarter and year-over-year increases in net merchandise sales were a result of the following:

•	more focused marketing efforts, both in-store and through our catalogs, with bolder messages on annual events such as our Pant Event, Down Event, “12 Days of Giving” and Ultimate Sale (a biannual event); and

•	targeted merchandising emphasizing fewer colors and styles but rather historically successful merchandise, such as our down outerwear and gift items.

We have seen improved results in both our men’s and women’s lines. Customer response to the 2007 merchandise lines were encouraging, as evidenced by increases in comparable store sales of 9.5%, 0.9%, 3.4% and 4.8% in each of the quarters of 2007, respectively. Sales in our direct channel increased (decreased) 16.3%, 6.4%, (0.7%) and 9.7% in each of the quarters of 2007, respectively. The increases in comparable store sales have been in our retail stores, where comparable store sales have increased 16.4%, 4.6%, 8.0% and 8.6% in each of the quarters of 2007, respectively. Comparable store sales in outlet stores have declined; having increased 0.3% in the first quarter and declined 4.5%, 2.8% and 1.9% in the second, third and fourth quarters of 2007, respectively, and 2.3% for the full-year period, as compared to the prior year periods. Although overall units purchased per transaction increased in our outlet stores, a decline in outlet store traffic driven in part by higher fuel costs and in part by consumer concerns over economic issues during 2007, particularly during the fourth quarter, contributed to our decline in outlet store comparable sales. We believe that the decline in outlet store traffic was industry-wide. Outlet store comparable sales declines for Eddie Bauer were also attributed to product mix, which in fiscal 2007 emphasized less seasonal novelties and more wardrobe commodity items.

Our gross margin and gross margin percentages for the fourth quarter of 2007 were $165.2 million and 43.8% and $358.5 million and 36.2% for fiscal 2007. These amounts compared to $164.4 million and 45.0% for the fourth quarter of 2006 and $353.5 million and 37.0% for fiscal 2006. Gross margins were negatively impacted in both the fourth quarter and fiscal year 2007 by more in-season markdowns as we sought to increase our sell-through on seasonal inventories. Additionally, our gross margins during the fourth quarter and fiscal 2007 were negatively impacted by higher levels of inventory writedowns and costs associated with our customer loyalty program. These negative impacts to our gross margin were partially offset by a slight decrease in our occupancy costs in both periods.

SG&A expenses during the fourth quarter and fiscal 2007 increased by $3.4 million and $30.6 million, respectively, versus the prior year periods. The fourth quarter increase in SG&A expenses primarily reflected higher advertising and marketing costs. Fiscal 2007 SG&A expenses were negatively impacted by several one-time costs associated with our terminated merger agreement and resignation of our former CEO. See further discussion of our fiscal 2007 versus fiscal 2006 SG&A expenses below under “Results of Operations”. As part of our five key initiatives, we plan to reduce our overall costs, including SG&A expenses, by $25 to $30 million in 2008, and in the first quarter of 2008 have implemented a workforce reduction in corporate support personnel in furtherance of such expense cuts.

Outlook

To increase our profitability and generate cash for future growth, we will need to effectively leverage our existing multi-channel infrastructure and increase our productivity, as measured by our comparable store sales and sales per square foot in our retail and outlet stores and through higher year-over-year sales in our direct channel. We believe that the five key initiatives identified above will continue the stronger sales momentum we saw in the fourth quarter of 2007, although weakening of consumer confidence and a general slowing in retail specialty apparel industry growth may impact our ability to increase our sales per square foot and comparable store sales in 2008. Improvement in our gross margins and profitability also depends upon our ability to source our products at cost effective prices, control our transportation and energy costs and reduce our need for inventory markdowns. We have added a new Senior Vice President of Sourcing and Supply to evaluate and improve our sourcing costs and practices, although we do not expect to see any measurable profit improvements in this area until fiscal 2009. Additionally, our ability to control store occupancy and buying costs and efficiently manage our back-end operations and fixed costs will also impact our future gross margins and profitability. As discussed above, we have several initiatives underway to reduce costs and improve efficiency, including efforts to streamline our supply chain and logistics operations. We have already reduced our corporate headcount. We anticipate that these initiatives will reduce our costs of sales and SG&A. Despite our strategy to design products that appeal to our target customers, changes in customer preferences or demand or lack of customer response to these designs could result in increased costs and lower margins if we are required to increase our inventory markdowns or redesign our product offerings. We plan to continue our customer loyalty program during 2008, which will continue to result in revenue impacts, higher cost of sales and put pressure on our gross margin during fiscal 2008. We must continue to make improvements in the merchandise collection and improve our net merchandise sales in order to develop a sustainable trend of improving results.

Results of Operations

The following is a discussion of our results of operations for fiscal 2007, 2006 and 2005. Our historical results for periods prior to July 2, 2005 are not comparable with our results for periods subsequent to July 2, 2005 for several reasons. As discussed above, we applied the fresh start reporting requirements of SOP 90-7 effective July 2, 2005. For fiscal 2005, the results of the Successor for the six months ended December 31, 2005 and the results of the Predecessor for the six months ended July 2, 2005 have been combined for convenience of discussion since separate presentation and discussions of the Predecessor and Successor periods would not be meaningful in terms of operating results or comparisons to other periods. We refer to the combined results collectively as fiscal 2005. Additionally, as mentioned above, in February 2005 we announced our plan to discontinue operating our “Eddie Bauer Home” concept.

Fiscal 2007 Compared to Fiscal 2006

Revenues

	Successor	Successor
	Fiscal	Fiscal
	2007	2006	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Retail & outlet store sales:
Comparable store sales	$591,393	$566,451	$24,942
Non-comparable store sales	120,034	133,693	(13,659)

Total retail & outlet store sales	711,427	700,144	11,283
Direct sales	277,916	256,463	21,453
Other merchandise sales	37	81	(44)

Net Merchandise Sales	989,380	956,688	32,692
Shipping revenues	34,220	34,022	198
Licensing revenues	13,846	15,707	(1,861)
Foreign royalty revenues	6,341	6,626	(285)
Other revenues	566	404	162

Net sales and other revenues	1,044,353	1,013,447	30,906

Percentage increase (decrease) in comparable store sales	4.4%	(2.0)%	n/a

Net merchandise sales increased $32.7 million, or 3.4%, in fiscal 2007 versus fiscal 2006, which included an increase of $11.3 million, or 1.6%, in our retail and outlet store sales and an increase of $21.5 million, or 8.4%, in our catalog and internet sales. As previously discussed, we believe the year-over-year increase in net merchandise sales was a result of more focused marketing efforts, both in-store and through our catalogs, and targeted merchandising emphasizing historically successful items, with fewer colors and styles. Comparable store sales, which includes sales from both our retail and outlet stores, during fiscal 2007 increased 4.4%, or $24.9 million. Comparable store sales in our retail stores for fiscal 2007 increased 8.9%, or $30.2 million, while comparable store sales in our outlet stores decreased 2.3%, or $5.3 million, versus the prior year period. Comparable store sales in our retail stores for fiscal 2006 decreased 1.2%, or $4.3 million, while comparable store sales in our outlet stores decreased 3.1%, or $7.0 million, versus the prior year period.

Non-comparable store sales decreased $13.7 million, or 10.2% during fiscal 2007 versus the prior year period. The decrease in non-comparable store sales was primarily driven by a $41.5 million impact associated with higher sales from closed stores during 2006 versus 2007 and a $5.9 million decrease related to financial adjustments, which primarily includes merchandise purchased through our direct channel that is returned to our stores, adjustments for the accrual we make for returned goods, and the impact of our customer loyalty program as discussed further below. These decreases to our non-comparable sales were partially offset by an increase of $34.0 million in the sales associated with non-comparable stores (sales from retail and outlet stores that have not been open for one complete fiscal year and stores that are expanded or down-sized by more than 30% and have not been in operation in their new configuration for one complete fiscal year) which was attributable to the addition of 21 new retail stores and eight new outlet stores in fiscal 2007 versus 16 new retail stores and eight new outlet stores during fiscal 2006.

Cost of goods sold, including buying and occupancy and gross margin and gross margin%

	Successor	Successor
	Fiscal	Fiscal
	2007	2006	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Net merchandise sales	$989,380	$956,688	$32,692
Cost of sales, including buying and occupancy	$630,853	$603,171	$27,682
Gross margin	$358,527	$353,517	$5,010
Gross margin as a% of net merchandise sales	36.2%	37.0%	(0.8)%

Our gross margin for fiscal 2007 was $358.5 million, an increase of $5.0 million, or 1.4%, from our fiscal 2006 gross margin of $353.5 million. Our warehousing and distribution expenses (excluding occupancy costs related to our warehouses) and shipping costs are included in selling, general and administrative expenses. As a result, our gross margin and gross margin percentages may not be comparable to those of other retailers. Our warehousing and distribution expenses reflected in selling, general and administrative expenses for fiscal 2007 and 2006 were $30.2 million and $32.5 million, respectively. Our shipping costs reflected in selling, general and administrative expenses for fiscal 2007 and 2006 were $25.4 million and $22.3 million, respectively.

We record costs of sales expense and a liability for points earned by the customer, net of estimated breakage, related to our customer loyalty program which we introduced in September 2006. We reduce the liability when a reward certificate is redeemed by the customer and record a reduction in the amount reflected within costs of sales expense and a corresponding reduction to revenue, which therefore has no impact to our gross margin. The net impact of our customer loyalty program for fiscal 2007 was an increase to costs of sales expense of $2.9 million and a reduction to net merchandise sales (including both retail and outlet stores and our direct channel) of $7.7 million. The net impact of our customer loyalty program for fiscal 2006 was an increase of $2.0 million to costs of sales and a reduction to net merchandise sales of $1.0 million. The total reduction to our gross margin from our customer loyalty program for fiscal 2007 and fiscal 2006 was $10.6 million and $3.0 million, respectively. In addition to the impact to our gross margin, we incurred $4.5 million and $2.7 million in fiscal 2007 and 2006, respectively, related to program-related costs which are reflected within our SG&A expenses.

The $27.7 million increase in our costs of sales during fiscal 2007 versus the prior year primarily reflected an increase of $21.2 million in our merchandise costs, excluding the impact of the customer loyalty award cost (e.g. the amount we reclassify as a reduction to costs of sales and reduction to revenue when the award is used for a purchase). Merchandise costs increased from the prior year as a result of the corresponding increase in our net merchandise sales and higher inventory markdowns related to excess inventories, particularly in our men’s apparel. Additionally, the total costs of the customer loyalty program, including the award cost, increased $7.6 million due to an increase in customer loyalty program participants and a full year of expense versus fiscal 2006, which included only a partial year of expense as the program was launched in September 2006.

Our gross margin percentage declined to 36.2% in fiscal 2007, down from 37.0% in fiscal 2006. The 0.8 percentage point decline in our gross margin percentage was due primarily to a 0.8 percentage point impact associated with our customer loyalty program and a 0.7 percentage point decrease in our merchandise margins driven in part by the higher levels of inventory markdowns in 2007. These decreases to our gross margin percentage were partially offset by a 0.7 percentage point increase in our gross margin associated with the decline in our occupancy costs as a percentage of our net merchandise sales. We expect that gross margin percentages will continue to be impacted by our loyalty program in 2008. We do not expect to see any significant margin impact resulting from initiatives to improve costs associated with sourcing of products until 2009, although we may realize small margin improvements in the fourth quarter of 2008.

Selling, general and administrative expenses

	Successor	Successor
	Fiscal	Fiscal
	2007	2006	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Selling, general and administrative expenses (SG&A)	$441,875	$411,300	$30,575
SG&A as a% of net merchandise sales	44.7%	43.0%	1.7%

SG&A expenses for fiscal 2007 were $441.9 million, representing an increase of $30.6 million, or 7.4% from the prior year. SG&A expenses as a percentage of net merchandise sales for fiscal 2007 were 44.7%, up from 43.0% in the prior year, primarily as a result of first quarter 2007 non-recurring expenses totaling $16.4 million, which included the $5 million merger termination fee; $8.4 million, including $3.2 million of accelerated stock-based compensation expense, related to the resignation of our former CEO; $1.4 million of legal and other costs related to our terminated merger agreement; and a $1.6 million charge related to a litigation settlement. SG&A expenses as a percentage of net merchandise sales for fiscal 2007 excluding these non-recurring expenses was 43.0%. SG&A expense during fiscal 2006 included non-recurring expenses of $3.1 million related to our terminated merger agreement.

SG&A expense during fiscal 2007 also increased versus the prior year period as a result of the following:

•	$6.2 million in increased advertising expenses primarily related to brand advertising, website production and advertising and costs associated with changes to our store signage;

•	$4.0 million in increased incentive plan expenses including guaranteed incentives for our new CEO;

•	$5.2 million in increased professional services costs to support compliance with Sarbanes-Oxley, executive recruiting fees and operations consulting;

•	$3.6 million of increased payroll and benefits costs resulting from an increase in headcount in our corporate offices, higher payroll rates in our stores, and a $0.6 million sign-on bonus for our recently hired CEO;

•	$4.0 million of higher building rent and moving related expenses associated with the move of our corporate campus during 2007;

•	$3.1 million of increased shipping expenses due to an increase in shipping rates combined with more packages shipped due to increased sales and lower average units per package; and

•	$1.8 million increase in program-related costs for our customer loyalty program.

These increases in SG&A expense during fiscal 2007 were partially offset by the following:

•	a $3.5 million reduction in stock compensation expenses, excluding the impact of the accelerated expense related to our former CEO’s resignation;

•	a $3.1 million decrease in impairment charges associated with fewer planned store closures;

•	a $2.3 million reduction in our warehousing and distribution costs primarily related to operating efficiencies and reduced headcount;

•	a decrease of $2.7 million related to our depreciation and amortization expenses primarily due to the fair value adjustments we recorded in conjunction with our fresh start accounting that became fully depreciated during mid-2007; and

•	a $1.5 million decrease in our information technology costs.

Gift card breakage reduced SG&A expenses for fiscal 2007 and 2006 by $2.2 million and $2.3 million, respectively. We have already implemented a headcount reduction and plan to implement additional measures to reduce SG&A in fiscal 2008, including reductions in professional services fees, reduction in IT spending other than on priority programs, and renegotiating costs associated with our catalogs and loyalty program.

Impairment of indefinite-lived intangible assets

	Successor	Successor
	Fiscal	Fiscal
	2007	2006	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Impairment of indefinite-lived intangible assets	$—	$117,584	$(117,584)

We recorded no impairment charges during fiscal 2007 related to our indefinite-lived assets. See further discussion below under “Results of Operations — Fiscal 2006 Compared to Fiscal 2005” for discussion of the goodwill impairment charge we recorded during fiscal 2006.

Equity in earnings (losses) of foreign joint ventures

	Successor	Successor
	Fiscal	Fiscal
	2007	2006	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Equity in earnings (losses) of foreign joint ventures	$(1,147)	$(3,413)	$2,266

We are a 40% joint venture partner in Germany, and a 30% partner in a joint venture in Japan. Losses of foreign joint ventures for fiscal 2007 of $1.1 million included our share of losses related to Eddie Bauer Germany of $0.9 million and $0.2 million from Eddie Bauer Japan. Losses of foreign joint ventures for fiscal 2006 of $3.4 million included losses related to Eddie Bauer Germany of $4.2 million and earnings from Eddie Bauer Japan of $0.8 million. We recognized equity losses of $0.6 million in fiscal 2007 and $0.7 million in fiscal 2006 (December) from Eddie Bauer Germany’s estimated losses related to a number of store closings. We have received a required one-year notice from our joint venture partner in Eddie Bauer Germany of their decision to terminate the joint venture arrangement, and as a result, the joint venture, together with a companion licensing arrangement, will be terminated in February 2009 unless we successfully conclude ongoing negotiations and enter into an arrangement with a third party to transfer our joint venture interest for an assumption by the third party of future joint venture liabilities. As part of the proposed transaction, we would enter into a licensing arrangement to license our tradename to the new joint venture owner in exchange for specified royalties. Assuming we are not successful in entering into the proposed transaction, we may be liable for additional losses in 2008 arising from severance to employees and termination costs of lease obligations related to the unwinding of the joint venture business.

Interest expense

	Successor	Successor
	Fiscal	Fiscal
	2007	2006	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Interest expense	$26,698	$26,928	$(230)

Despite the fact that interest expense remained relatively flat during fiscal 2007 as compared to the prior year, interest expense during fiscal 2007 included $4.5 million of interest associated with the $75 million of convertible notes we issued in April 2007. The $4.5 million of interest expense related to our convertible notes included $1.6 million of discount amortization. Offsetting the increase in interest expense from the convertible notes was a decrease in interest expense of $3.3 million related to our senior term loan due to the lower outstanding principal balance as well as a lower average interest rate resulting from our refinancing. See further description of the refinancing of our term loan and the convertible notes we issued within “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Refinancing Transaction” below. Additionally, interest on our revolving line of credit decreased $0.5 million due to lower average outstanding borrowings and a lower average interest rate. During fiscal 2007 and 2006, we capitalized interest of $1.6 million and $0.8 million, respectively.

Other income, net

	Successor	Successor
	Fiscal	Fiscal
	2007	2006	Change
	(Unaudited)	(Unaudited)

Net accretion of financing receivables/payables	$5,531	$1,791	$3,740
Gain on fair value adjustment of net financing receivables/payables	—	466	(466)
Gain on sale of net financing receivables/payables	9,303	—	9,303
Loss on extinguishment of debt	(3,284)	—	(3,284)
Fair value adjustment of convertible note embedded derivative liability	10,483	—	10,483
Interest rate swap gain	228	—	228
Interest income and other	1,434	774	660

Other income, net	$23,695	$3,031	$20,664

Other income, net for fiscal 2007 of $23.7 million included $10.5 million of income associated with the change in fair value of our convertible note embedded derivative liability (see further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Refinancing Transaction” below); a $9.3 million gain on the sale of our net financing receivables; $5.5 million of net accretion income related to the financing receivables/payables prior to their sale in December 2007; $1.4 million of interest income; and a $0.2 million gain associated with the interest rate swap we terminated in April 2007. These items were partially offset by the $3.3 million loss we recorded related to the extinguishment and refinancing of our senior term loan in April 2007. Other income, net for fiscal 2006 included $1.8 million of net accretion income; a $0.5 million net gain associated with the receivables and liabilities associated with our securitization interests and $0.7 million of interest income. The increase in net accretion income related to our financing receivables/payables in fiscal 2007 versus fiscal 2006 resulted from an increase in actual and projected collections related to financing charges and principal amounts and higher collections of previously written off accounts. See further discussion of the sale of our financing receivables and the gain we recognized during the fourth quarter of 2007 within Note 7 of our audited financial statements included in this document.

Income tax expense

	Successor	Successor
	Fiscal	Fiscal
	2007	2006	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Income tax expense	$69,193	$65,531	$3,662

Despite having a pre-tax loss for fiscal 2007, we incurred income tax expense during fiscal 2007 of $69.2 million. The primary differences between our calculated Federal tax benefit of $11.4 million (35% of our pre-tax loss of $32.5 million) and our income tax expense of $69.2 million primarily resulted from tax expense associated with the cash we collected related to our financing receivables, including the cash we collected in December 2007 related to the sale of the receivables, and increases to our valuation allowance requirements associated with our Federal and state NOLs. The cash we collected related to the financing receivables is included in our taxable income; however the majority of the related note payments (equal to 90% of the cash receipts) we made to the creditor’s trust are non-deductible for income tax purposes. The cash collected on the receivables and related sale resulted in Federal tax expense of $56.6 million for fiscal 2007.

During the fourth quarter of 2007, we recorded an income tax expense of $26.1 million to increase our valuation allowance related to our Federal NOLs, resulting from several changes in circumstances during 2007. First, we determined that the additional restrictions on Federal NOL utilization under Section 382 resulting from the anticipated change in control upon expiration of the ownership limitations established within our certification of incorporation were no longer likely to occur. We made this conclusion as a result of the terminated merger agreement which occurred in fiscal 2007. Additionally, we had assumed that our board of directors would lift the ownership restrictions effective January 1, 2008, which did not occur. Accordingly, we used the original Section 382 limitation resulting from the bankruptcy-related ownership change, and no longer assumed a second change in control upon the lapse of the ownership limitations, when determining the valuation allowance required as of December 29, 2007. This change resulted in a higher Section 382 limitation, allowing for increased NOL utilization in the future. Also, in determining the amount of NOL carryforwards that were more likely than not expected to be realized, we determined that we would take into account only our projected taxable income for the next three fiscal years. We changed our assumption related to future years in which we could rely on having taxable income due to our recent history of book losses and taxable losses when excluding the taxable income generated by our financing receivables which we sold in December 2007. Using these assumptions, we estimated that a valuation allowance of $106.3 million was required as of December 29, 2007 related to our Federal NOLs.

Also during the fourth quarter of 2007, we recognized $1.8 million of income tax expense related to state NOLs we generated in 2007, which we determined needed a full valuation allowance as we anticipate that these NOLs will expire unused. Additionally, in the course of preparing our 2006 state income tax returns during the fourth quarter of 2007, we received additional information from our prior parent company, Spiegel, related to certain state NOLs that existed as of our fresh start reporting date that we had previously assumed a full valuation allowance against. During the fourth quarter of 2007, we recorded income tax expense and an adjustment to goodwill of $2.7 million for a portion of these NOLs which we utilized during the second half of fiscal 2005 and during fiscal 2006. In accordance with SFAS 109, if a valuation allowance is recognized for some portion or all of an acquired entities’ deferred tax assets for tax operating loss carryforwards at the acquisition date, tax benefits for those items recognized in financial statements for a subsequent year should first be applied to reduce any goodwill related to the acquisition.

See “Fiscal 2006 Compared to Fiscal 2005 — Income Tax Expense” below for a discussion of our income tax expense for fiscal 2006.

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

Net merchandise sales declined $44.8 million, or 4.5%, in fiscal 2006 from fiscal 2005. During fiscal 2006, we experienced declines in both our retail store sales and our direct sales. Comparable store sales during fiscal 2006 declined 2.0%, or $11.3 million. Comparable store sales in our retail stores for fiscal 2006 decreased 1.2%, or $4.3 million, while comparable store sales in our outlet stores decreased 3.1%, or $7.0 million, versus the prior year period. Non-comparable store sales, which includes sales associated with new, closed and non-comparable remodeled stores, declined $21.7 million, or 1.3%, primarily due to fewer stores open during fiscal 2006 (394 total stores at the end of fiscal 2006 as compared to 400 total stores at the end of fiscal 2005). The decline in net merchandise sales occurred in the first three fiscal quarters of 2006 as a result of the continuation of poor customer response to the significant changes in the merchandise collection first introduced in the fall of fiscal 2005. As of result of the poor sales performance, management took actions to design, source and merchandise products intended to re-capture the interest of our core customer and reverse the downward sales trends. These actions, which began during the fourth quarter of 2005, were undertaken after the poor customer response became clear and the initiatives continued to be implemented through mid-2006 culminating in the introduction of our 2006 Fall/Holiday products beginning during the third quarter of 2006. Improved customer response to this collection resulted in net merchandise sales during the fourth fiscal quarter of 2006 increasing $4.4 million compared to the fourth quarter of fiscal 2005. Net merchandise sales in our retail stores and direct channel were flat with the prior year quarter, while net merchandise sales in our outlet stores increased $4.5 million. Our comparable store sales for the fourth quarter, including our retail and outlet stores, increased 4.6%.

During fiscal 2005, overall comparable store sales declined 2.2%, which included comparable store sales declines in our retail and outlet stores of 2.9% and 0.9%, respectively.

Cost of goods sold, including buying and occupancy and gross margin and gross margin%

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

During the fourth quarter of fiscal 2005, we completed our annual impairment tests for both goodwill and trademarks in accordance with SFAS No. 142, which resulted in a pretax impairment charge totaling $40 million related to trademarks. The fair value of our trademarks as of the fourth quarter of fiscal 2005 was estimated to be $185 million and was determined using the discounted present value of estimated future cash flows, which was based upon our five-year long-range plan and a terminal value growth rate of 3.5% and a discount rate of 16%. The decline in the fair value of our trademarks since July 2, 2005 was due principally to decreases in projected revenues. The annual impairment review of our goodwill balance as of the fourth quarter of fiscal 2005 was completed using the two-step approach prescribed in SFAS No. 142 and resulted in no impairment charge.

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

The fair value of our trademarks during the third quarter of 2006 was determined using the discounted present value of estimated future cash flows, which was based upon our five-year long-range plan; a terminal value growth rate of 3.5% and a discount rate of 17.5% and was estimated to be $185 million, equal to their net book value. Accordingly, no impairment charge was recorded during the third quarter of 2006 related to our trademarks.

Our enterprise value for purposes of our goodwill impairment test during the third quarter of 2006 was estimated primarily using a discounted cash flow model and was further supported by valuations using market comparables and market transactions for other retail companies and our common stock price. The premise of the discounted cash flow model was based upon our five-year long-range plan related to the future cash flows of our primary assets. The discounted cash flow valuation used a discount rate of 14.5%, which represented our weighted average cost of capital and a terminal value growth rate of 3.5%. In order to assess our fair value in its entirety, following the calculation of the discounted cash flows of our primary assets, the book value of our interest-bearing debt was deducted and the fair values of the assets not contributing to the discounted cash flows of our primary assets, including our NOL carryforwards, were added to derive the fair value of our total net assets. Upon completion of step one of the goodwill impairment test, our estimated enterprise fair value was less than the carrying value of our net book value and long-term debt. Accordingly, we completed step two of the goodwill impairment test, which included comparing the implied fair value of the company with the carrying amount of goodwill. Upon completion of step two of the goodwill impairment test, we recorded an impairment charge of $117.6 million related to our goodwill. The decline in our fair value since our fresh start reporting date of July 2, 2005 was due principally to lower than projected revenues and gross margins.

During the fourth quarter of 2006, we completed our annual impairment tests for both our goodwill and trademarks consistent with the testing performed during the third quarter of 2006. We concluded that our enterprise value and the fair value of our trademarks approximated the values as determined during our impairment tests during the third quarter of 2006 as there were no significant changes in our long-range forecast, discount rate or terminal value growth rate. Additionally, our results of operations during the fourth quarter of 2006 were consistent with the long-range plan used during our third quarter impairment review. Our estimated enterprise value as of the fourth quarter of 2006 exceeded our net carrying value and accordingly, we concluded that we passed step one of our goodwill impairment test.

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

Losses of foreign joint ventures for fiscal 2006 of $3.4 million included losses related to Eddie Bauer Germany of $4.2 million and income from Eddie Bauer Japan of $0.8 million. As a result of weak retail sales due partially to a continued poor apparel retail market in Germany, in January 2007 Eddie Bauer Germany made the decision to close all of its retail stores. Eddie Bauer Germany continues to sell its products through its catalogs, website and outlet stores. Equity losses for Eddie Bauer Germany for fiscal 2006 included $0.7 million of losses related to our proportionate share of impairment charges recognized on the write-down of certain of Eddie Bauer Germany’s fixed assets and inventory. Eddie Bauer Germany recorded these impairments during the first quarter of 2007. We reflected these write-downs in our fiscal 2006 equity losses because we determined that these impairments existed as of December 30, 2006. With respect to Eddie Bauer Germany’s fixed assets, we determined that the projected cash flows related to Eddie Bauer Germany’s stores was less than the carrying value of their fixed assets as of December 30, 2006 and accordingly recorded our proportionate share of the fixed asset impairment as of December 30, 2006. With respect to Eddie Bauer Germany’s inventory balance, we determined that a permanent write-down of Eddie Bauer Germany’s inventory to its net realizable value was required as of December 30, 2006. Earnings of foreign joint ventures for fiscal 2005 included losses related to Eddie Bauer Germany of $1.0 million and income from Eddie Bauer Japan of $1.1 million.

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

Other income, net

	Successor	Combined
	Fiscal	Fiscal
	2006	2005	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Net accretion of financing receivables/payables	$1,791	$873	$918
Gain on fair value adjustment of net financing receivables/payables	466	—	466
Interest rate swap gain	—	787	(787)
Interest income and other	774	259	515

Other income, net	$3,031	$1,919	$1,112

Other income, net for fiscal 2006 included $1.8 million of net accretion income and a $0.5 million net gain associated with the receivables and liabilities associated with our securitization interests and $0.7 million of interest income. Other income, net for fiscal 2005 included $0.9 million of income associated with the net accretion on the receivables and liabilities associated with our securitization interests, $0.8 million of income associated with derivative income related to our interest rate swap, and $0.2 million of interest income. The increase in net accretion income in fiscal 2006 versus fiscal 2005 resulted from twelve months of accretion versus six months in fiscal 2005 as we recorded the receivables and liabilities related to the securitization interests upon our emergence from bankruptcy. There was no other income reflected during 2006 related to our interest rate swap because we designated the interest rate swap as a cash flow hedge of 50% of our senior secured term loan effective January 1, 2006 and the interest rate swap was determined to be an effective hedge. Accordingly, unrealized gains and losses associated with the hedge were reflected within other comprehensive income during fiscal 2006.

Income tax expense

	Successor	Combined
	Fiscal	Fiscal
	2006	2005	Change
	(Unaudited)	(Unaudited)
	($ in thousands)

Income tax expense	$65,531	$65,047	$484

Despite having a pre-tax loss for fiscal 2006, we incurred income tax expense of $65.5 million primarily as a result of increases to our valuation allowance requirements, non-deductible impairment charges related to the goodwill impairment we recognized during the third quarter of 2006 and tax expense associated with the non-deductible interest accretion expense on our securitization interest liability. Our income tax expense for fiscal 2006 included $71.3 million of expense to increase our valuation allowance related to our NOLs, of which $23.5 million was recorded during the second quarter, $52.7 million was recorded during the third quarter of 2006 and $4.9 million was reversed during the fourth quarter of 2006. During the second quarter of 2006, we increased our valuation allowance as we reassessed our long-range plan, which resulted in a decrease in our projected taxable income during 2006 and 2007 and an increase in the projected amounts of NOLs expected to expire unused related to this period. The increase to our valuation allowance during the third quarter resulted from a decrease in the estimated annual amount of NOL utilization allowed under Section 382 of the Internal Revenue Code (“IRC”). As discussed above, during the third quarter of 2006, we performed an updated valuation of our enterprise value and concluded that our enterprise value had declined. Because we expected that further restrictions on the utilization of our NOLs would apply to periods subsequent to January 1, 2008 due to the likelihood of a change in ownership after certain trading restrictions on our common stock are lifted, this decline in enterprise value resulted in a decrease in the amount of expected NOL utilization allowed for the years of 2008 through 2023. The lower NOL utilization during this period resulted in an increase in the estimated amount of NOLs that would expire and go unused. Lastly, during the fourth quarter of 2006, we reversed $4.9 million of valuation allowance as our taxable income during the fourth quarter, principally related to collection of our financing receivables, resulted in higher taxable income and higher NOL utilization than previously estimated.

Our combined fiscal 2005 effective tax rate of 60.6% was higher than our U.S. Federal statutory tax rate of 35% primarily due to an increase in our valuation allowance requirements, state income taxes, the higher effective tax rate that we incurred on our income generated in Canada, tax expense associated with the accretion on the securitization interest liability and non-deductible reorganization expenses. During the fourth quarter of fiscal 2005, we revised our long range forecast which resulted in a decrease in our estimated taxable income in future years and an increase in the estimated amount of NOLs that would expire and go unused after considering the applicable IRS limitations. These changes resulted in a net $15.3 million increase in our valuation allowance requirement which we recorded during the fourth fiscal quarter of 2005.

Liquidity and Capital Resources

Cash Flow Analysis

Fiscal 2007, Fiscal 2006 and Fiscal 2005

	Successor	Successor	Combined
	Fiscal	Fiscal	Fiscal
	2007	2006	2005
	(Unaudited)
	($ in thousands)

Cash flow data:
Net cash provided by operating activities	$39,867	$50,424	$37,767
Net cash used in investing activities	$(56,248)	$(45,452)	$(39,179)
Net cash provided by (used in) financing activities	$(10,011)	$(26,107)	$68,319

Net cash provided by operating activities

Net cash provided by operating activities for fiscal 2007 totaled $39.9 million, compared to $50.4 million for fiscal 2006 and $37.8 million for fiscal 2005. Cash generated from our operations when excluding non-cash income (i.e., fair value adjustment of convertible note liability and net accretion income and gain on the sale of our financing receivables) and non-cash expenses (i.e., depreciation and amortization, non-cash reorganization expenses, losses and impairments of property and equipment, equity in earnings (losses) of joint ventures and deferred income taxes) totaled $0.1 million for fiscal 2007, $35.4 million for fiscal 2006 and $33.6 million for fiscal 2005. The decrease in cash generated from operations when excluding non-cash items in fiscal 2007 versus fiscal 2006 resulted primarily from the $27.4 million decrease in our operating income when excluding the $117.6 million goodwill impairment charge recorded in fiscal 2006. The decline in our operating income in fiscal 2007 versus the prior year was driven primarily by the $30.6 million increase in our SG&A expenses.

Changes in our operating assets and liabilities in 2007 resulted in positive cash from working capital of $31.4 million versus $14.5 million in fiscal 2006 and negative cash from working capital of $12.8 million in fiscal 2005. The cash generated from our working capital of $31.4 million in fiscal 2007 resulted primarily from $8.7 million of net cash received related to our receivables and liabilities from securitization interests; $18.7 million of cash generated related to our deferred rent obligations primarily resulting from cash received during fiscal 2007 related to construction allowances; and increases of $4.5 million for both our accrued expenses and accounts payable balances due to timing of payments at year-end. The cash generated from our working capital of $14.5 million for fiscal 2006 resulted primarily from the $11.5 million of net cash received related to our receivables and liabilities from securitization interests and $10.9 million of cash generated related to our deferred rent obligations primarily resulting from cash received during fiscal 2006 related to construction allowances, which were partially offset by $11.6 million of higher inventory levels at the end of fiscal 2006 versus fiscal 2005. Our $12.8 million use of cash related to our working capital during fiscal 2005 resulted primarily from the settlement of our liabilities subject to compromise of $17.4 million in conjunction with our emergence from bankruptcy, which was partially offset by an increase of $7.5 million in our accounts payable balances as of the end of fiscal 2005 versus the prior year end due to the timing of payments.

In addition to the cash generated from our working capital in fiscal 2007, we received net cash proceeds of $7.4 million related to the sale of our financing receivables in December 2007. Cash generated from discontinued operations was $0.5 million in fiscal 2006 and $17.0 million in fiscal 2005.

Net cash used in investing activities

Net cash used in investing activities for fiscal 2007 totaled $56.2 million compared to $45.5 million and $39.2 million for fiscal 2006 and fiscal 2005, respectively. Our net cash used in investing activities for fiscal 2007 primarily included $56.6 million of capital expenditures related to new store openings and store remodels and capital expenditures related to the move of our corporate headquarters facilities in mid-2007. Our net cash used in investing activities for fiscal 2006 primarily included $45.8 million of capital expenditures related to new store openings and store remodels and capital expenditures related to our IT systems and corporate facilities. Our net cash used in investing activities for fiscal 2005 primarily included $38.9 million of capital expenditures related to our continuing operations, including $30.2 million during the six months ended December 31, 2005 related to new store openings as well as capital expenditures to convert prior Eddie Bauer Home store locations to Eddie Bauer retail store space. Partially offsetting the cash used for capital expenditures in each fiscal year was the dividends we received from our investment in Eddie Bauer Japan which totaled $0.4 million, $0.4 million, and $0.3 million for fiscal 2007, 2006 and 2005, respectively.

Net cash provided by (used in) financing activities

Net cash used in financing activities for fiscal 2007 totaled $10.0 million and included $80.7 million of repayments of our senior term loan, including $48.8 million in conjunction with our refinancing of the term loan in April 2007, $20 million of voluntary prepayments in December 2007 and $7.7 million of repayments required as a result of the sale of our financing receivables in December 2007. These uses of cash in fiscal 2007 were partially offset by the $71.4 million in net cash proceeds we received from the sale of our $75 million principal convertible notes in April 2007. Net cash used in financing activities for fiscal 2006 totaled $26.1 million, which primarily included $24.0 million of repayments under our senior term loan. Net cash provided by financing activities for fiscal 2005 totaled $68.3 million and included $65.7 million of a net decrease in the receivable due from Spiegel during the six months ended July 2, 2005 and a net increase in our bank overdrafts totaling $4.2 million. The decrease in the receivable due from Spiegel was primarily due to the Predecessor’s income tax expense associated with the gain on the discharge of liabilities related to the emergence from bankruptcy and application of fresh-start reporting. The income tax expense related to this gain was not actually paid or due to be paid. Partially offsetting these sources of cash during 2005 were $1.5 million of repayments of our term loan and $0.2 million of treasury stock repurchased.

Sources of Liquidity

Upon our emergence from bankruptcy, we had $300 million in outstanding debt, which was used to pay certain of the Spiegel creditors during the bankruptcy. As of March 1, 2008 we had $274.0 million in outstanding debt from three credit vehicles, including $194.5 million outstanding on our senior term loan; a revolving loan facility, of which $4.5 million was outstanding as of March 1, 2008; and $75 million in 5.25% senior convertible notes. As of December 29, 2007, we had cash balances of $27.6 million. Our primary source of cash is the cash generated from our operations and borrowings under our revolving credit facility. If sales and operating cash flow do not increase over time, we may not have sufficient capital resources to fund our operating plan, which may result in our need to seek additional sources of liquidity through the sale of assets, the assumption of additional debt or the issuance of equity. There can be no assurance that we would be successful in borrowing additional funds at reasonable rates of interest or issuing equity at a favorable valuation, or at all.

Senior Secured Revolving Credit Facility

On June 21, 2005, Eddie Bauer, Inc. executed a loan and security agreement with Bank of America, N.A., General Electric Capital Corporation and The CIT Group/Business Credit, Inc (“Revolving Lenders”). The senior secured revolving credit facility is comprised of a revolving line of credit consisting of revolving loans and letters of credit up to $150 million to fund working capital needs.

Advances under the revolving credit facility may not exceed a borrowing base equal to various percentages of Eddie Bauer, Inc.’s eligible accounts receivable balances and eligible inventory, less specified reserves. The revolving credit facility is secured by a first lien on Eddie Bauer, Inc.’s inventory and certain accounts receivable balances and by a second lien on all of Eddie Bauer, Inc.’s other assets other than the Groveport, Ohio facility. The revolving credit facility is guaranteed by Eddie Bauer and certain of its subsidiaries. Our availability under the revolving credit facility was $101.3 million as of December 29, 2007. As of December 29, 2007, we had $8.4 million of letters of credit outstanding and no amounts had been drawn under the revolving credit facility.

Borrowings under the revolving credit facility bear interest at:

•	LIBOR plus 1.25% if the average aggregate outstanding (based upon the preceding calendar month) is less than $75 million; or

•	LIBOR plus 1.50% if the average aggregate outstanding is greater than or equal to $75 million.

The weighted average interest rate paid by us on the outstanding revolving credit facility for fiscal 2007 and fiscal 2006 was 6.5% and 7.2%, respectively. In addition, we are required to pay an unused commitment fee of 0.25% per annum on the unused amount, plus a letter of credit fee. The revolving credit facility is scheduled to terminate on June 21, 2010.

The agreement requires that at any time the availability under the agreement is less than 10% of the maximum revolver available, we are required to maintain a consolidated fixed charge coverage ratio (as defined therein) of at least 1.25:1.00. The agreement also limits our capital expenditures (net of landlord contributions) to $60 million in 2007 and 2008, and $70 million in 2009 and 2010. Finally, there are additional covenants that restrict us from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in our capital stock; from entering into certain guarantees; from incurring debt and liens subject to limits specified within the agreement; and other customary covenants. As of December 29, 2007, the availability under the agreement was not less than 10% of the maximum revolver available.

To facilitate the issuance of our convertible senior notes and the amendment and restatement of our senior secured term loan described below, Eddie Bauer, Inc. executed a First Amendment and Waiver to a loan and security agreement on April 4, 2007 with the Revolving Lenders to specifically permit our issuance of the convertible senior notes described below.

Senior Secured Term Loan

On June 21, 2005, Eddie Bauer, Inc. entered into a $300 million senior secured term loan agreement (“Prior Term Loan”) with various lenders and JP Morgan Chase Bank, N.A. as administrative agent. In accordance with the Prior Term Loan, we were required to repay $750,000 on a quarterly basis from September 30, 2005 through March 31, 2011, with the remaining balance due upon maturity of the loan on June 21, 2011. The Prior Term Loan was secured by a first lien on certain of our real estate assets and trademarks and by a second lien on all of our other assets. Interest on the Prior Term Loan was calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.50% to 3.25% in the case of base rate loans, or LIBOR plus 3.50% to 4.25% in the case of Eurodollar loans, based upon our corporate credit rating issued from time-to-time by Moody’s and Standard & Poor’s, provided that interest on the loan would be increased by 0.50% until the date that the aggregate principal amount of the loans outstanding was less than $225 million as a result of asset sales or voluntary prepayments from operating cash flow.

The Prior Term Loan included financial covenants, including a consolidated leverage ratio (as defined therein) and a consolidated fixed charge coverage ratio (as defined therein). In addition to the financial covenants, the agreement limited our capital expenditures (net of landlord contributions) to $45 million in 2007, $60 million in 2008, and $70 million in each of 2009, 2010 and 2011. Finally, there were additional covenants that restricted us from entering into certain merger, consolidation and sale transactions outside the normal course of business; making certain distributions or changes in our capital stock; entering into certain guarantees; incurring debt and liens subject to limits specified within the agreement; and other customary covenants. In April 2006, we requested and received an amendment to the Prior Term Loan that provided a waiver through the first quarter of 2007, of compliance with certain covenants contained in the Prior Term Loan; however, the covenant relief that we obtained would have expired after the first quarter of 2007, resulting in the reestablishment of the original terms related to the financial covenants. As a result of our expectation that we would not meet certain of the financial covenants during 2007, we entered into the refinancing transaction discussed below during April of 2007.

Refinancing Transaction

On April 4, 2007, Eddie Bauer, Inc. entered into an Amended and Restated Term Loan Agreement with various lenders, Goldman Sachs Credit Partners L.P., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (the “Amended Term Loan Agreement”). The Amended Term Loan Agreement amends the Prior Term Loan. We entered into the Amended Term Loan Agreement as a result of our expectation that we would not meet certain of the financial covenants within our Prior Term Loan during 2007. In connection with the Amended Term Loan Agreement, $48.8 million of the loans were prepaid, reducing the principal balance of the Prior Term Loan from $273.8 million to $225 million. We recognized a loss on extinguishment of debt of $3.3 million in April 2007, which represented the unamortized deferred financing fees of the Prior Term Loan. This loss on extinguishment was reflected within other income, net on our statement of operations during fiscal 2007. We incurred $6.0 million of financing fees related to the Amended Term Loan Agreement and convertible notes issuance (discussed further below), which we capitalized as deferred financing fees. These deferred financing fees are being amortized over the life of the Amended Term Loan Agreement and convertible notes. The Amended Term Loan Agreement extends the maturity date of the Prior Term Loan to April 1, 2014, and amends certain covenants of the Prior Term Loan. As of December 29, 2007, $196.2 million was outstanding under the Amended Term Loan, of which $166.2 million were in Eurodollar loans and $30.0 million were base rate loans. In February 2008, we made an additional prepayment of $1.7 million of proceeds received from the sale of certain financing receivables described in “Footnotes to Financial Statements — Note 7”.

Interest under the Amended Term Loan Agreement is calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.25% in the case of base rate loans, or LIBOR plus 3.25% for Eurodollar loans. Interest requirements for both base rate loans and Eurodollar loans are reset on a monthly basis. As of December 29, 2007, our amended term loan had an interest rate of LIBOR of 4.83% plus 3.25%, for a total interest rate of 8.08% for Eurodollar loans and an interest rate of prime of 7.25% plus 2.25%, for a total interest rate of 9.50% for base rate loans. Interest is payable quarterly on the last day of each March, June, September and December for base rate loans, and for Eurodollar loans having an interest period of three months or less, the last day of such interest period or for Eurodollar loans having an interest period of longer than three months, each day that is three months after the first day of such interest period.

The Amended Term Loan is secured by a first lien on certain real estate assets and trademarks and by a second lien on substantially all of the other assets of the Company, Eddie Bauer, Inc. and its subsidiaries.

In accordance with the Amended Term Loan Agreement, we are required to repay $562,500 on a quarterly basis from June 30, 2007 through December 31, 2013, with the remaining balance due upon maturity of the loan on April 1, 2014. The Amended Term Loan Agreement includes mandatory prepayment provisions, including prepayment requirements related to asset sales, future indebtedness, capital transactions, and a requirement that 50% (reduced to 25% if the Company’s consolidated senior secured leverage ratio (as defined therein) on the last day of the relevant fiscal year is not greater than 2.00 to 1.00) of any “excess cash flows,” as defined in the Amended Term Loan Agreement and measured on an annual basis beginning December 31, 2007, be applied to repayment of the loan. In the event we make voluntary prepayments or mandatory prepayments as a result of asset sales or other transactions as specified within the agreement, future principal payments are reduced in accordance with the terms of the Amended Term Loan Agreement. As discussed in Note 7 to our financial statements, we sold our interest in our financing receivables in December 2007. As a result of this asset sale, we were required to use the net cash proceeds from the sale as a payment under our senior term loan. Accordingly, we repaid $7.7 million of the outstanding term loan balance on December 10, 2007. Additionally, we made a voluntary prepayment of $20.0 million on December 27, 2007. As of December 29, 2007, there was no excess cash flow payment requirement as defined within the Amended Term Loan Agreement. In addition, we made a prepayment in February 2008 of $1.7 million of additional proceeds from the sale of the financing receivables. As a result of our prepayments made in December 2007, we are not required to make any of the scheduled repayments under the terms of the Amended Term Loan Agreement and accordingly the remaining balance outstanding under the Amended Term Loan is not required to be repaid until the term loan’s maturity date on April 1, 2014. We are required to make repayments to the Amended

Term Loan resulting from “excess cash flows” and “asset sales”, as such are defined within the Amended Term Loan Agreement.

The financial covenants under the Amended Term Loan Agreement include:

Our consolidated senior secured leverage ratio calculated on a trailing basis must be equal to or less than:

•	5.75 to 1.00 for the fiscal quarter ending December 31, 2007;

•	5.50 to 1.00 for the fiscal quarters ending March 31, 2008 and June 30, 2008;

•	5.25 to 1.00 for the fiscal quarter ending September 30, 2008;

•	5.00 to 1.00 for the fiscal quarter ending December 31, 2008;

•	4.00 to 1.00 for the fiscal quarters ending March 31, 2009 and June 30, 2009;

•	3.75 to 1.00 for the fiscal quarter ending September 30, 2009;

•	3.50 to 1.00 for the fiscal quarter ending December 31, 2009; and

•	thereafter being reduced on a graduated basis to 2.50 at March 31, 2012 and beyond.

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

Certain of the financial covenants under the Amended Term Loan Agreement are less restrictive than the financial covenants contained within the Prior Term Loan. The Amended Term Loan Agreement also limits our capital expenditures (net of landlord contributions) to $45 million in 2007, $50 million in 2008, $60 million in 2009, and $70 million in 2010 through 2014. As of December 29, 2007, our most recent quarterly compliance reporting date, we were in compliance with the covenants of the Amended Term Loan Agreement.

Although our current expectations of future financial performance indicate that we will remain in compliance with these covenants, if actual financial performance does not meet our current expectations and forecasts, we may not remain in compliance with the covenants. We face a number of uncertainties that may adversely affect our ability to generate sales and earnings, including potential weakness in the retail environment in North America, which weakness may negatively affect future retail sales.

Convertible Notes

On April 4, 2007, we closed our offering of $75 million aggregate principal amount of convertible senior notes. The convertible notes have a maturity date of April 1, 2014 and pay interest at an annual rate of 5.25% semiannually in arrears on April 1 and October 1 of each year, beginning October 1, 2007 unless earlier redeemed, repurchased or converted. We filed a shelf registration statement in July 2007 under the Securities Act of 1933 relating to the resale of the convertible notes and the common stock to be issued upon conversion of the convertible notes pursuant to a registration rights agreement. The shelf registration statement was declared effective on September 7, 2007.

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

As a result of the requirement that we settle any conversion of notes prior to the termination of the ownership limitations contained in our certificate of incorporation in cash, the conversion features contained within the convertible notes are deemed to be an embedded derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). In accordance with SFAS 133, the embedded derivative related to the conversion features requires bifurcation from the debt component of the convertible notes and a separate valuation. We recognize the embedded derivative as an asset or liability on our balance sheet and measure it at its estimated fair value, and recognize changes in its estimated fair value in other income, net in the period of change.

With the assistance of a third party, we estimated the fair value of the embedded derivative primarily using the Black-Scholes model and other valuation methodologies which resulted in an estimated fair value of $21.2 million as of the issuance date for the convertible notes. The estimated fair value of the conversion features is recorded with the convertible note liability on our balance sheet. The estimated fair value of the embedded derivative will be adjusted at each reporting date in the future. We estimated the fair value of the conversion features to be $10.7 million as of December 29, 2007 and accordingly recognized $10.5 million within other income, net during fiscal 2007. The decline in the estimated fair value of our derivative liability since the issuance date for the convertible notes was primarily a result of the decline in our common stock price.

As a result of the required bifurcation of the embedded derivative related to the conversion features of the notes under SFAS 133, the carrying value of the convertible notes at issuance was $53.8 million. We are accreting the difference between the face value of the notes and the carrying value, which totaled $21.2 million as of the date of issuance, as a charge to interest expense using the effective interest rate method over the term of the convertible notes. We recognized $1.6 million of discount amortization within interest expense during fiscal 2007, which resulted in an effective interest rate of approximately 11.05% related to the convertible notes.

Interest Rate Swap Agreements

We use derivative instruments primarily to manage exposures to fluctuations in interest rates, to lower our overall costs of financing and to manage the mix of floating- and fixed-rate debt in our portfolio. Our derivative instruments as of December 29, 2007 and December 30, 2006 included an interest rate swap agreement. Additionally, our convertible notes included an embedded derivative as discussed further above. Prior to the amendment of our Prior Term Loan, we had an interest rate swap which totaled $147.8 million as of December 30, 2006. The interest rate swap agreement effectively converted 50% of the outstanding amount under the term loan, which had floating-rate debt, to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement was made for the difference between the fixed rate of 4.665% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The interest rate swap agreement was designated as a cash flow hedge of the Prior Term Loan, and was scheduled to terminate in conjunction with the termination of the Prior Term Loan in June 2011. On April 4, 2007, we terminated our interest rate swap agreement as a result of our entering into the Amended Term Loan Agreement. Upon termination, we received $1.0 million in settlement of the interest rate swap and recognized a gain of $0.1 million within other income, net on our statement of operations.

On April 5, 2007, we entered into a new interest rate swap agreement and designated the new interest rate swap agreement as a cash flow hedge of the Amended Term Loan. The new interest rate swap agreement had a notional amount of $99.3 million as of December 29, 2007. The interest rate swap agreement effectively converts a portion of the outstanding amount under the Amended Term Loan, which has a floating rate of interest, to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. No portion of the interest rate swap was excluded from the assessment of the hedge’s effectiveness. Because all critical terms of the derivative hedging instrument and the hedged forecasted transaction were not identical, the interest rate swap did not qualify for the “shortcut method” of accounting as defined in SFAS 133. On a quarterly basis, we assess and measure the effectiveness of the cash flow hedge using the changes in variable cash flows method. In performing our assessment as of December 29, 2007, the fair value of the interest rate swap was determined to be a liability of $4.1 million and the changes in the cash flows of the derivative hedging instrument were within 80 to 125 percent of the opposite change in the cash flows of the hedged forecasted transaction and therefore we concluded that the hedge was highly effective. Accordingly, we recorded the effective portion of the cash flow hedge, which totaled $4.1 million ($2.6 million net of tax) as of December 29, 2007 within other comprehensive loss on our balance sheet. No amount of the cash flow hedge was determined to be ineffective. The amounts reflected in other comprehensive loss will be reclassified into interest expense in the same period in which the hedged debt affects interest expense. We estimate that no amounts will be reclassified into interest expense within the next 12 months. The new interest rate swap agreement is scheduled to terminate in April 2012.

Financial Condition

At December 29, 2007 Compared to December 30, 2006

Our total assets were $811.4 million as of December 29, 2007, down $44.5 million, or 5.2% from December 30, 2006. Current assets as of December 29, 2007 were $274.1 million, down $34.5 million from $308.6 million as of December 30, 2006. The decline in our current assets was driven primarily by a $25.6 million decrease in our cash and cash equivalents (see further discussion above under “Liquidity and Capital Resources — Cash Flow Analysis”) and a $46.0 million decrease in our financing receivables. These decreases were partially offset by $30.9 million of restricted cash as of December 29, 2007. The decline in our financing receivables was due to cash collected from the financing receivables during fiscal 2007 and the sale of the outstanding receivables in December 2007. Thirty percent of the aggregate selling price of the financing receivables, or $34.2 million, is being held in escrow (“holdback”) and will be used to satisfy, if any, (i) purchase price adjustments; (ii) breaches of SAC’s representation and warranties; and (iii) SAC’s obligation to indemnify the buyers against certain losses or damages. Under the terms of the sale agreement, one-half of the remaining holdback will be paid during the first quarter of 2008 and one-half during the second quarter of 2008. We are required to pay 90% of any holdback received to the Creditor Trust and accordingly we have reflected this amount, which totaled $30.9 million, on our consolidated balance sheet as restricted cash as of December 29, 2007. See further discussion of the cash we collected related to the financing receivables and sale of the outstanding receivables balance in “Footnotes to Financial Statements — Note 7”.

Non-current assets as of December 29, 2007 were $537.3 million, down $10.0 million from $547.3 million as of December 30, 2006. The decline in our non-current assets was driven primarily by a $16.0 million decrease in our non-current deferred tax assets as our deferred tax liabilities exceeded our deferred tax assets as of December 29, 2007; an $8.1 million decrease in our other intangible assets due to the amortization recorded during fiscal 2007; and a $7.0 million decrease in our goodwill due to adjustments we recorded to properly reflect our state NOLs as of our fresh start reporting date. These decreases were partially offset by a $17.8 million increase in our property, plant and equipment due to capital expenditures during fiscal 2007.

Our total liabilities were $555.2 million as of December 29, 2007, an increase of $45.9 million, or 9.0%, from December 30, 2006. Current liabilities as of December 29, 2007 were $202.3 million, down $1.3 million from $203.6 million as of December 30, 2006. The decline in our current liabilities was driven by a $41.4 million decrease in our current liabilities related to our securitization note as a result of the cash payments and sale of the related financing receivables as discussed further above, which was partially offset by the $30.9 million liability to the Spiegel Creditor Trust we recorded as of December 29, 2007, which reflects the holdback from the sale of the receivables which we will be required to pay to the trust upon our receipt of the holdback during fiscal 2008.

Non-current liabilities as of December 29, 2007 were $352.9 million, an increase of $47.2 million from $305.7 million as of December 30, 2006. The increase in our non-current liabilities reflected $66.1 million related to the fair value of our convertible notes we issued in April 2007; $30.5 million of non-current deferred tax liabilities as our deferred tax liabilities exceeded our deferred tax assets as of December 29, 2007; and a $20.2 million increase in our deferred rent obligations primarily due to construction allowances we received from our landlords for leasehold improvements. These increases were partially offset by a $70.3 million decrease in our senior term loan due to the $48.8 million we repaid with the refinancing of the loan in April 2007 and principal payments of $20 million and $7.7 million in December 2007.

Our stockholders’ equity as of December 29, 2007 totaled $256.3 million, down $90.4 million from December 30, 2006, driven primarily by our net loss recorded for fiscal 2007.

Cash Requirements

Our primary cash requirements for fiscal 2008 are to fund working capital to support anticipated merchandise sales increases; capital expenditures to open new stores and refurbish existing stores; maintain our distribution center and information technology systems; and to make interest payments on our senior term loan and convertible notes. We anticipate that our capital expenditures for 2008 will be approximately $28.7 million (or $24.0 million net of landlord contributions), of which approximately 61% relates to opening and remodeling of stores in accordance with our plans to realign our stores, as compared to capital expenditures of $56.6 million during fiscal 2007, which included capital expenditures related to new store openings, store remodels and capital expenditures related to the move of our corporate headquarters in mid-2007. In 2008, we plan to spend up to an additional $2.5 million to refixture our existing stores to support new merchandise initiatives in outerwear and activewear.

We anticipate opening seven new retail and six new outlet stores and closing 24 retail and four outlet stores during fiscal 2008. We finance the opening of the new stores through cash provided by operations and our revolving credit facility. We estimate that capital expenditures to open a store will approximate $1.0 million and $0.6 million per store for retail and outlet stores, respectively. In substantially all instances, this capital investment is funded partially by the landlords of the leased sites. The portion funded by landlords typically ranges from 25% to 50%. Additionally, we expect initial inventory purchases for the new retail and outlet stores to average approximately $0.2 million.

Our liquidity levels and the need to fund our cash requirements through the use of our revolving credit facility will be driven by our net sales and profitability levels, changes in our working capital, the timing of our capital expenditures and by interest payments on our term loan and convertible notes. Cash generated from our net sales and profitability, and somewhat to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a disproportionate amount of net merchandise sales and operating cash flows occurring in the fourth fiscal quarter of each year. Additionally, cash generated from our net sales and profitability are impacted by the levels of and timing of markdowns that we take in order to drive sales. Seasonality also impacts the levels of our working capital, in that we typically experience higher levels of net accounts receivables and sales driven accrued expenses, such as sales and use taxes, sales allowances, and deferred revenues during the fourth quarter of each year. Conversely, we typically experience a decline in both our net accounts receivable and sales driven accrued expenses during the first and second quarters of each year. Additionally, we normally increase our inventory levels during the third quarter in anticipation of higher sales during the third and fourth quarters.

We do not anticipate significant cash requirements for U.S. Federal income tax payments during 2008 due to existing, unutilized NOL carryforwards we assumed when Spiegel transferred ownership of its subsidiaries, FSAC and SAC, to us. We do not anticipate paying any dividends on our common stock in the foreseeable future. In addition, covenants in our term loan agreement and revolving credit facility restrict our ability to pay dividends and may prohibit certain other payments.

Contractual Obligations

Contractual Obligations
as of December 29,	Payments Due by Period
2007		Less Than			After
(unless otherwise noted)	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in thousands)

Long-term debt obligations(1)	$196,162	$—	$—	$—	$196,162
Interest on long-term debt(2)	$97,773	$15,374	$30,349	$31,760	$20,290
Convertible notes(3)	$75,000	$—	$—	$—	$75,000
Interest on convertible notes(3)	$24,970	$4,057	$7,963	$7,963	$4,987
Operating lease obligations(4)	$443,941	$75,271	$126,629	$86,470	$155,571
Purchase obligations(5)	$150,009	$150,009	$—	$—	$—
Other contractual obligations(6)	$10,992	$8,924	$2,068	$—	$—

Total	$998,847	$253,635	$167,009	$126,193	$452,010

(1)	Includes payments due under our senior term loan agreement excluding any mandatory prepayment provisions subsequent to December 29, 2007 discussed above under “— Sources of Liquidity — Senior Secured Term Loan.”

(2)	Represents interest due under our term loan agreement discussed above under “— Sources of Liquidity — Senior Secured Term Loan”. Interest amounts include the impact of the interest rate swap agreement we entered into in April 2007. Interest payments include the assumption of approximately 50% of the outstanding loan at a fixed rate of 8.30% (interest rate swap rate of 5.05% plus margin of 3.25%) and 50% of the outstanding loan using implied forward LIBOR rates based upon Eurodollar futures rates plus a margin of 3.25%. See “— Sources of Liquidity — Interest Rate Swap Agreement” above.

(3)	Interest and principal payments related to our convertible notes assume no conversion prior to their scheduled maturity date in April 2014. As more fully described above under “Convertible Notes”, the holders of the convertible notes have rights which may cause us to repurchase up to the entire aggregate face amount of the notes then outstanding at certain dates in the future prior to their scheduled maturity date.

(4)	Includes future minimum lease payments under non-cancelable operating leases for retail stores, corporate headquarters, call center and distribution facilities. Amounts do not include costs for maintenance, common areas or real estate taxes.

(5)	Includes open purchase orders with vendors for merchandise not yet received or recorded on our balance sheet.

(6)	Includes facility-related contracts, such as utility and telecommunication services; information technology contracts; printing services; and other miscellaneous business agreements.

In addition to the above contractual obligations, we had $8.4 million of letters of credit outstanding as of December 29, 2007 under our revolving credit facility. See further discussion of our letters of credit under “Off-Balance Sheet Arrangements” below.

Other Contractual Obligations

Insurance and Self-insurance

We use a combination of insurance and self-insurance to cover a number of risks, including worker’s compensation, general liability, property and automobile liability and employee-related health care benefits, a portion of which is reimbursed by our employees. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. We believe that we have taken reasonable steps to ensure that we are adequately accrued for costs incurred related to these programs at December 29, 2007.

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

We assumed a discount rate of 6.00% for our pension obligation and 6.14% for our other post-retirement obligations, as of September 30, 2007, our most recent measurement date, based upon an analysis of the Moody’s AA corporate bond rate.

Our expected long-term rate of return on plan assets assumption for our pension plan was derived from a study conducted by our actuaries and investment managers. The study included a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based upon the most recent study, we have assumed a long-term return of 8.5% related to our pension assets as of the September 30, 2007 measurement date.

As of September 30, 2007, our most recent measurement date, our estimated unfunded pension obligation was approximately $2.1 million and our estimated unfunded obligation related to the assumed post-retirement benefit plans was $8.0 million. We made contributions of $0.6 million and $0.7 million to our post-retirement benefit plans and pension plan, respectively, during fiscal 2007. Our contributions to the post-retirement benefit plans and pension plan are estimated to total $0.6 million and $0, respectively, for fiscal 2008.

During 2006, the Pension Protection Act of 2006 was enacted. This regulation has not had a material impact on the funding obligations with respect to our pension and other benefit plans.

Off-Balance Sheet Arrangements

As of December 29, 2007, we had $8.4 million in outstanding stand-by letters of credit. We had no other off-balance sheet financing arrangements as of December 29, 2007. We use stand-by letters of credit to support our worker’s compensation insurance and import customs bond programs. Letters of credit, primarily merchandise vendor letters of credit, are important to our operations because they allow us to have payment on our behalf guaranteed by a bank which then pays the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. We subsequently record the payable to the vendor on our balance sheet at the time of merchandise title transfer. We had no merchandise letters of credit outstanding as of December 29, 2007. We are not aware of any material risks to the availability of our letters of credit.

Seasonality

Historically, our operations have been seasonal, with a disproportionate amount of net merchandise sales occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season. During fiscal 2007, the fourth fiscal quarter accounted for approximately 38% of our net merchandise sales. As a result of this seasonality, any factors negatively affecting us during the fourth fiscal quarter of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. The impact of seasonality on results of operations is more pronounced since the level of certain fixed costs, such as occupancy and overhead expenses, do not vary with sales. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net merchandise sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions. Accordingly, results for individual quarters are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Effect if Different Assumptions Used

Merchandise sales.  Our revenue, costs of sales and gross margin would vary if different assumptions were used as to the estimated goods in-transit to the customer. Our average daily sales from our direct channels for fiscal 2007, 2006, and 2005 were $0.8 million, $0.7 million and $0.7 million, respectively.

Sales returns.  Our revenue, costs of sales and gross margin would vary if different assumptions were used to estimate our sales returns. Our allowance for sales returns at the end of fiscal 2007 and 2006 were $15.1 million and $15.6 million, respectively.

Licensing revenue.  Our revenue related to our licensing agreements would vary if actual net sales for the licensed products turn out to be different than our estimates. Our licensing revenues for fiscal 2007, 2006 and 2005 were $13.8 million, $15.7 million and $15.3 million, respectively.

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

Excess and slow moving inventories are typically disposed of through markdowns, sales in our outlet stores, or through liquidations.

Assumptions/Approach Used

Inventory valuation.  We base our estimated inventory reserves on historical experience related to the sale and amount of markdowns previously taken on similar categories of inventory, as well as taking into consideration the age of the inventory; inventory levels for the product, including additional outstanding purchase orders; anticipated methods of disposal and new, similar products expected to be sold.

Effect if Different Assumptions Used

Inventory valuation.  Our results of operations in future periods could be negatively impacted if we fail to properly estimate the amount of write down of our inventory values. Our inventory valuation reserves at the end of fiscal 2007 and 2006 were $8.8 million and $4.1 million, respectively.

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

Fair values of indefinite-lived intangible assets.  We estimate the fair value of our trademarks primarily using a discounted cash flow model. We estimate the fair value of our overall business enterprise value using discounted cash flow and market multiple approach models, and also take into consideration our common stock price. Significant assumptions are used when determining the fair values of our trademarks and overall enterprise valuation, including future cash flows of our primary assets; our terminal value growth rates; and our weighted average cost of capital. Additionally, we are required to estimate the fair value of our non-

primary assets, which include our tax net operating losses and foreign joint ventures. Estimates of future cash flows are based upon our experience, historical operations of the stores, catalogs and Internet sites, estimates of future profitability and economic conditions. Future estimates of profitability and economic conditions require estimating such factors as sales growth, employment rates and the overall economics of the retail industry for up to twenty years in the future, and are therefore subject to variability, are difficult to predict and in certain cases, beyond our control.

See further discussion of the impairment tests we performed during fiscal 2007 and fiscal 2006 above under “Results of Operations — Impairment of Indefinite-lived Intangible Assets.”

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

Assumptions/Approach Used

In determining the need for tax valuation allowances against our NOLs, we take into consideration current and past operating performance, projections of future operating results and projected taxable income or loss, timing of the reversal of our temporary tax differences, length of the carryback and carryforward periods, and any limitations imposed by the IRC Section 382. Section 382 limits NOL utilization based upon an entity’s estimated enterprise value upon change in control. We estimated our Federal NOLs to be approximately $271 million (tax affected) and our state NOLs to be approximately $19.8 million (tax affected) as of July 2, 2005, our fresh start reporting date. As of our fresh start reporting date, we concluded that it was more likely than not that our state NOLs would expire and go unused. Accordingly, in conjunction with our application of fresh start accounting effective July 2, 2005, a valuation allowance was established for the full estimated value ($19.8 million tax affected) of our state NOLs. As of our fresh start reporting date, we estimated that the full amount of our Federal NOLs would be utilized and accordingly no valuation allowance was established.

During the fourth quarter of fiscal 2005, we revised our long range forecast which resulted in a decrease in estimated taxable income in future years and an increase in the amount of Federal NOLs that would have expired and gone unused after considering the Section 382 limitations. These changes resulted in a net $15.3 million increase in the valuation allowance requirement during the six months ended December 31, 2005.

During fiscal 2006 we recognized $71.3 million of expense to further increase our valuation allowance related to our NOLs for several reasons. First, we reassessed our long-range plan, which resulted in a decrease in our projected taxable income during 2006 and 2007 and an increase in the projected amounts of NOLs expected to expire unused. Also, we performed an updated valuation of our enterprise value and concluded that our enterprise value had declined. This decline in enterprise value resulted in a decrease in the amount of expected NOL utilization allowed for the years of 2008 through 2023, and correspondingly, an increase in the estimated amount of NOLs that would have expired and gone unused.

During the fourth quarter of 2007, we recorded an income tax expense of $26.1 million to increase our valuation allowance related to our Federal NOLs, resulting from several changes in circumstances during 2007. First, we determined that the additional restrictions on Federal NOL utilization under Section 382 resulting from the anticipated change in control upon expiration of the ownership limitations established within our certification of incorporation were no longer likely to occur. We made this conclusion as a result of the terminated merger agreement which occurred in fiscal 2007. Additionally, we had assumed that our board of directors would lift the ownership restrictions effective January 1, 2008, which did not occur. Accordingly, we used the original Section 382 limitation resulting from the bankruptcy-related ownership change, and no longer assumed a second change in control upon the lapse of the ownership limitations, when determining the valuation allowance required as of December 29, 2007. This change resulted in a higher Section 382 limitation, allowing for increased NOL utilization in the future. Also, in determining the amount of NOL carryforwards that were more likely than not expected to be realized, we determined that we would take into account only our projected taxable income for the next three fiscal years. We changed our assumption related to future years in which we could rely on having taxable income due to our recent history of book losses and taxable losses when excluding the taxable income generated by our financing receivables which we sold in December 2007. Using these assumptions, we estimated that a valuation allowance of $106.3 million was required as of December 29, 2007 related to our Federal NOLs. Our Federal NOLs as of December 29, 2007 were estimated to be approximately $124.9 million (tax affected) and expire in 2021 through 2023.

During the fourth quarter of 2007, in the course of preparing our 2006 state income tax returns, we received additional information from our prior parent company, Spiegel, related to certain state NOLs that existed as of our fresh start reporting date, which we had previously assumed a full valuation allowance against. We recorded an adjustment to reduce goodwill by $6.6 million during the fourth quarter which included $2.7 million for NOLs utilized during the second half of fiscal 2005 and during fiscal 2006 (with an offset to income tax expense); $1.5 million for NOLs utilized during fiscal 2007 (which was reflected in the Company’s fiscal 2007 state tax expense); and $2.4 million for state NOLs which will be utilized in future years and not expire unused. These adjustments were recorded as a reduction to goodwill. In accordance with SFAS 109, if a valuation allowance is recognized for some portion or all of an acquired entities’ deferred tax assets for tax operating loss carryforwards at the acquisition date, tax benefits for those items recognized in financial statements for a subsequent year should first be applied to reduce any goodwill related to the acquisition. Additionally, we generated $1.8 million of state NOLs during fiscal 2007 which we provided a full valuation allowance as we expect these state NOLs to expire unused. Our state NOLs as of December 29, 2007 were estimated to be approximately $14.5 million (tax affected), of which we had a valuation allowance of $12.1 million, and expire in 2008 through 2027.

Effect if Different Assumptions Used

Different assumptions as to our future profitability and taxable income or loss, including the number of years in which we base our estimate upon, could result in different conclusions as to our need for and the level of our tax valuation allowances related to our NOLs. Additionally, our analysis requires assumptions about the timing and amount of limitations imposed by Section 382 based upon our enterprise value and the potential for additional limitations resulting from the lapse of ownership restrictions within our plan of reorganization. Different estimates in our enterprise value could result in the need for additional valuation allowances. Changes in ownership upon the lapse of the trading restrictions no later than January 4, 2009 and related assumptions may also result in future changes in our valuation allowance requirements. In the future, adjustments to increase or decrease the valuation allowance related to the NOLs may increase or decrease our provision for income taxes and related tax payments which could be materially impacted as these NOLs are realized or expire unused.

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

Assumptions/Approach Used

In order to calculate our stock based compensation expense, with the assistance of a third-party, we use the Black-Scholes option pricing model for our time-vested stock options and a Monte-Carlo simulation model for our performance-based stock options, which requires the use of subjective assumptions including:

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

Expected term — This is the period of time over which the options granted are expected to remain outstanding and is based on estimated future exercise behavior. An increase in the expected term will increase stock based compensation expense. We currently estimate the weighted average expected option term for our stock options using the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 and SAB No. 110. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. We will continue to utilize this simplified method until we have sufficient historical exercise data to provide a reasonable basis to estimate the expected term.

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

Effect if Different Assumptions Used

Different estimates of the above items could result in higher or lower amounts of stock based compensation expense recognized. Our stock based compensation expense for fiscal 2007, 2006 and 2005 was $9.9 million, $10.2 million and $3.6 million, respectively.

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

Effect if Different Assumptions Used

Different estimates of the above items could result in higher or lower estimates of the fair value of our embedded derivative liability related to the conversion options at the end of each quarter. Accordingly, different fair values could result in increases or decreases in the amounts we recognize within other income, net. We estimated the fair value of the conversion features to be $10.7 million as of December 29, 2007 and accordingly recognized $10.5 million within other income, net during fiscal 2007.

Inflation

The rate of inflation over the past several years has not had a significant impact on our sales or profitability.

Recent Accounting Pronouncements

See Note 5 to our audited financial statements, which are included in this document, for a discussion of recent accounting pronouncements.

Related Party Transactions

We had no material related party transactions during fiscal 2007, 2006 or 2005.

Subsequent Events

See Note 20 to our audited financial statements, which are included in this document, for a discussion of material events occurring subsequent to December 29, 2007.

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

Revolving Credit Facility

Our revolving credit facility bears interest at variable rates based on LIBOR plus a spread. As of December 29, 2007, our availability was approximately $101.3 million and no amounts had been drawn under the senior secured revolving credit facility.

Senior Secured Term Loan

On April 4, 2007, we amended and restated the Prior Term Loan. In connection with the amendment and restatement, $48.8 million of the loans were prepaid, reducing the principal balance from $273.8 million to $225 million. As of December 29, 2007, the outstanding amount of our Amended Term Loan totaled $196.2 million; of which $166.2 million were in Eurodollar loans and $30.0 million were base rate loans. Interest on the Amended Term Loan is calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.25% in the case of base rate loans, or LIBOR plus 3.25% for Eurodollar loans. Interest requirements for both base rate loans and Eurodollar loans are reset on a monthly basis. As of December 29, 2007, our Amended Term Loan had an interest rate of LIBOR of 4.83% plus 3.25%, for a total interest rate of 8.08% for Eurodollar loans and an interest rate of prime of 7.25% plus 2.25%, for a total interest rate of 9.50% for base rate loans. See “Management’s Discussion and Analysis of Financial Condition — Sources of Liquidity — Refinancing Transaction” for a more detailed description of our Amended Term Loan Agreement.

On April 4, 2007, we terminated our interest rate swap agreement that had been designated as a cash flow hedge of Amended Term Loan. We terminated the interest rate swap agreement as a result of the refinancing of our Amended Term Loan on April 4, 2007. Upon termination, we received $1.0 million in settlement of the interest rate swap and recognized a gain of $0.1 million within other income, net. Additionally, on April 5, 2007, we entered into a new interest rate swap agreement and designated the new interest rate swap agreement as a cash flow hedge of our refinanced $225 million Amended Term Loan which we executed on April 4, 2007. The new interest rate swap agreement had a notional amount of $99.3 million as of December 29, 2007 and effectively converts a portion of the outstanding amount under the Amended Term Loan, which has a floating-rate of interest to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The new interest rate swap agreement is scheduled to terminate in April 2012. Assuming a 10% increase in interest rates, the fair value of the new interest rate swap would be a liability of approximately ($2.6) million at December 29, 2007. Assuming a 10% decrease in interest rates, the fair value of the interest rate swap would be a liability of approximately ($5.6) million at December 29, 2007.

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

As a result of the requirement that we settle any conversion of notes prior to the termination of the ownership limitations contained in our certificate of incorporation in cash, the conversion features contained within the convertible notes are deemed to be an embedded derivative under SFAS 133. In accordance with SFAS 133, the embedded derivative related to the conversion features requires bifurcation from the debt component of the convertible notes and a separate valuation. We recognize the embedded derivative as an asset or liability on our balance sheet and measure it at its estimated fair value, and recognize changes in its estimated fair value in other income, net in the period of change. We determine the estimated fair value of the embedded derivative primarily using the Black-Scholes model and other valuation methodologies which resulted in an estimated fair value of $21.2 million as of the issuance date for the convertible notes. The Black-Scholes model and other valuation methodologies are complex and require significant judgments. In applying the Black-Scholes model, changes and volatility in our common stock price and the stock price of other comparable retailers and changes in risk-free interest rates could significantly affect the fair value of this derivative instrument. We estimated the fair value of the conversion features to be $10.7 million as of December 29, 2007 and accordingly recognized $10.5 million within other income, net during fiscal 2007.

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

Evaluation of Disclosure Controls and Procedures

As of December 29, 2007, the Company’s management, with participation of its Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are adequate and effective to reasonably assure that material information relating to the Company, including its consolidated subsidiaries, would be communicated to management by others within those entities in a timely manner to allow decisions to be made regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15 (f) under the Securities Exchange Act of 1934. Internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the accuracy and reliability of financial reporting and the preparation of the Company’s financial statements to accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; ensure that receipts and expenditures are being made only in accordance with the authorization of management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on our financial statements. There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even the most effective internal controls over financial reporting can provide only reasonable assurances with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with changes in circumstances.

In our report on Form 10-K for the fiscal year ended December 30, 2006, we reported under “Item 9A, Controls and Procedures,” that we had a number of material weaknesses. The identified weaknesses included several clerical errors and accounting errors, primarily related to the recording of complex “fresh start” accounting adjustments required as a result of Eddie Bauer’s emergence from bankruptcy. These errors originally went undetected due to insufficient in-house expertise necessary to provide sufficiently rigorous review. During the year ended December 29, 2007, management completed the corrective action necessary to remediate the material weaknesses discussed in the Form 10-K filed for the year ended December 30, 2006. Corrective action taken to remediate the previously disclosed material weaknesses included: implementing more rigorous financial closing procedures; hiring of qualified accounting and finance personnel with appropriate public company reporting expertise; and engaging external resources and other specialized experts, as needed, to assist management in the preparation of our consolidated financial statements. Management tested the operational effectiveness of the controls implemented to remediate the material weaknesses and has concluded that these controls are effective.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 29, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 29, 2007, has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

As disclosed in the Form 8-K filing dated November 13, 2007, the Company’s interim CFO resigned his position effective November 14, 2007. A new CFO was appointed as of the same date and has assumed the internal control duties of the interim CFO. Except as noted above, there have been no significant changes in our internal control over financial reporting during the three months ended December 29, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Eddie Bauer Holdings, Inc.
Bellevue, Washington

We have audited Eddie Bauer Holdings, Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Eddie Bauer Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Eddie Bauer Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eddie Bauer Holdings, Inc. as of December 29, 2007 and December 30, 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended December 29, 2007 and December 30, 2006 and the six month period ended December 31, 2005. We have also audited the accompanying combined statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows of Eddie Bauer Holdings, Inc. and Related Operations (“Predecessor”) for the six month period ended July 2, 2005 and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Seattle, Washington
March 12, 2008

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the code of ethics information below, the information required for this Item will be included in our Proxy Statement relating to our 2008 annual meeting of stockholders, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 29, 2007, our fiscal year end.

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

Information required for this section will be included in our Proxy Statement relating to our 2008 annual meeting of stockholders and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 29, 2007, our fiscal year end.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for this Item will be included in our Proxy Statement relating to our 2008 annual meeting of stockholders and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 29, 2007, our fiscal year end.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required for this Item will be included in our Proxy Statement relating to our 2008 annual meeting of stockholders and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 29, 2007, our fiscal year end.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required for this Item will be included in our Proxy Statement relating to our 2008 annual meeting of stockholders and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 29, 2007, our fiscal year end.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Index to Financial Statements

Page

Financial Statements
Report of Independent Registered Public Accounting Firm	76
Consolidated Balance Sheets — Successor Entity as of December 29, 2007 and December 30, 2006	77
Consolidated and Combined Statements of Operations — Successor Entity for the years ended December 29, 2007 and December 30, 2006 and for the six months ended December 31, 2005, Predecessor Entity for the six months ended July 2, 2005	78
Consolidated and Combined Statements of Stockholders’ Equity and Comprehensive Income (Loss) — Successor Entity for the years ended December 29, 2007 and December 30, 2006 and for the six months ended December 31, 2005, Predecessor Entity for the six months ended July 2, 2005	79
Consolidated and Combined Statements of Cash Flows — Successor Entity for the years ended December 29, 2007 and December 30, 2006 and for the six months ended December 31, 2005, Predecessor Entity for the six months ended July 2, 2005	80
Notes to Consolidated and Combined Financial Statements	82
Financial Statement Schedules — Schedule II.	131
Exhibits required as part of this report are listed in the Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Eddie Bauer Holdings, Inc.
Bellevue, Washington

We have audited the accompanying consolidated balance sheets of Eddie Bauer Holdings, Inc. (“Successor”) as of December 29, 2007 and December 30, 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended December 29, 2007 and December 30, 2006 and the six month period ended December 31, 2005. We have also audited the accompanying combined statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of Eddie Bauer Inc. and Related Operations (“Predecessor”) for the six month period ended July 2, 2005. In connection with our audits of the consolidated and combined financial statements, we have also audited the accompanying financial statement schedule for the years ended December 29, 2007 and December 30, 2006, and each of the six month periods ended December 31, 2005 and July 2, 2005. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial statement schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Eddie Bauer Holdings, Inc. at December 29, 2007 and December 30, 2006, and the results of its operations and its cash flows for the years ended December 29, 2007 and December 30, 2006 and the six month period ended December 31, 2005, and the results of operations and cash flows of Eddie Bauer, Inc. and Related Operations for the six month period ended July 2, 2005 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated and combined financial statements, during 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and during 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Eddie Bauer Holdings, Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2008 expressed an unqualified opinion.

/s/  BDO Seidman, LLP

Seattle, Washington
March 12, 2008

EDDIE BAUER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	Successor	Successor
	As of	As of
	December 29,	December 30,
	2007	2006
	($ in thousands)

Cash and cash equivalents	$27,596	$53,174
Restricted cash	30,862	—
Accounts receivable, less allowances for doubtful accounts of $983 and $1,274, respectively	30,122	29,774
Inventories	158,223	153,778
Prepaid expenses	27,297	23,572
Financing receivables	—	45,978
Deferred tax assets — current	—	2,345

Total Current Assets	274,100	308,621
Property and equipment, net	195,103	177,344
Goodwill	107,748	114,765
Trademarks	185,000	185,000
Other intangible assets, net	21,668	29,720
Other assets	27,813	24,490
Deferred tax assets — noncurrent	—	15,970

Total Assets	$811,432	$855,910

Trade accounts payable	$45,102	$40,092
Bank overdraft	12,915	13,622
Accrued expenses	107,036	100,460
Deferred tax liabilities — current	6,356	—
Current liabilities related to securitization note	—	41,380
Current liabilities to Spiegel Creditor Trust	30,870	—
Current portion of long-term debt	—	8,000

Total Current Liabilities	202,279	203,554
Deferred rent obligations	39,118	18,935
Unfavorable lease obligations, net	3,693	4,679
Deferred tax liabilities — noncurrent	30,490	—
Senior term loan	196,162	266,500
Convertible note and embedded derivative liability, net of discount of $19,629	66,113	—
Other non-current liabilities	7,802	270
Pension and other post-retirement benefit liabilities	9,503	15,331

Total Liabilities	555,160	509,269
Commitments and Contingencies (See Note 17)
Common stock:
$0.01 par value, 100 million shares authorized; 30,672,631 and 30,309,931 shares issued and outstanding as of December 29, 2007 and December 30, 2006, respectively	307	303
Treasury stock, at cost	(157)	(157)
Additional paid-in capital	588,302	578,402
Accumulated deficit	(336,818)	(234,771)
Accumulated other comprehensive income, net of taxes of $2,848 and $1,759, respectively	4,638	2,864

Total Stockholders’ Equity	256,272	346,641

Total Liabilities and Stockholders’ Equity	$811,432	$855,910

The accompanying notes are an integral part of these consolidated and combined financial statements.

EDDIE BAUER HOLDINGS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

			Successor	Predecessor
			Six	Six
			Months Ended	Months Ended
	Successor	Successor	December 31,	July 2,
	Fiscal 2007	Fiscal 2006	2005	2005
	($ in thousands, except per share data)
Net sales and other revenues	1,044,353	1,013,447	593,711	465,723
Costs of sales, including buying and occupancy	630,853	603,171	337,318	259,536
Impairment of indefinite-lived intangible assets	—	117,584	40,000	—
Selling, general and administrative expenses	441,875	411,300	214,125	185,225

Total operating expenses	1,072,728	1,132,055	591,443	444,761
Operating income (loss)	(28,375)	(118,608)	2,268	20,962
Interest expense	26,698	26,928	11,064	761
Other income, net	23,695	3,031	1,919	—
Equity in earnings (losses) of foreign joint ventures	(1,147)	(3,413)	174	(95)

Income (loss) from continuing operations before reorganization items and income tax expense	(32,525)	(145,918)	(6,703)	20,106
Gain on discharge of liabilities	—	—	—	(107,559)
Reorganization costs and expenses, net	—	—	—	13,686

Income (loss) from continuing operations before income tax expense	(32,525)	(145,918)	(6,703)	113,979
Income tax expense	69,193	65,531	14,645	50,402

Income (loss) from continuing operations	(101,718)	(211,449)	(21,348)	63,577
Income (loss) from discontinued operations (net of income tax expense (benefit) of $0, $0, $0 and $(1,686), respectively)	—	(534)	(1,440)	(2,661)

Net income (loss)	$(101,718)	$(211,983)	$(22,788)	$60,916

Income (loss) per basic and diluted share:
Loss from continuing operations per share	$(3.33)	$(7.04)	$(0.71)	n/a
Loss from discontinued operations per
share	—	(0.02)	(0.05)	n/a

Net loss per share	$(3.33)	$(7.06)	$(0.76)	n/a
Weighted average shares used to compute income (loss) per share:
Basic	30,524,191	30,012,896	29,995,092	n/a
Diluted	30,524,191	30,012,896	29,995,092	n/a

The accompanying notes are an integral part of these consolidated and combined financial statements.

EDDIE BAUER HOLDINGS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Common
	Common				Stock	Common
	Stock	Common	Common		Eddie	Stock
	Eddie	Stock	Stock	Common	Bauer,	Eddie				Accumulated
	Bauer,	Eddie	EBFS	Stock	Holdings	Bauer,			Retained	Other
	Inc.	Bauer,	Inc.	EBFS	Inc.	Holdings		Additional	Earnings	Comprehensive
	(# of	Inc.	(# of	Inc.	(# of	Inc.	Treasury	Paid-In	(Accumulated	Income
	Shares)	($)	Shares)	($)	Shares)	($)	Stock	Capital	Deficit)	(Loss)	Total
	($ in thousands)

Predecessor
Balances at January 1, 2005	5,000	$500	1,000	$100	—	—	—	$261,595	$31,437	$(1,241)	$292,391
Comprehensive Loss:
Net loss	—	—	—	—	—	—	—	—	(46,643)	—	(46,643)
Foreign currency translation adjustments, net of income taxes of $126	—	—	—	—	—	—	—	—	—	97	97

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(46,546)

Predecessor
Balances at July 2, 2005	5,000	$500	1,000	$100	—	—	—	$261,595	$(15,206)	$(1,144)	$245,845
Gain on discharge of liabilities									107,559		107,559
Recapitalization and fresh start adjustments	(5,000)	(500)	(1,000)	(100)	30,000	300		303,005	(92,353)	1,144	211,496

Successor
Balances at July 2, 2005	—	—	—	—	30,000	$300	—	$564,600	—	—	$564,900
Comprehensive Loss:
Net loss	—	—	—	—	—	—	—	—	(22,788)	—	(22,788)
Additional minimum pension liability, net of income taxes of ($179)	—	—	—	—	—	—	—	—	—	(282)	(282)
Foreign currency translation adjustment, net of income taxes of ($91)	—	—	—	—	—	—	—	—	—	(258)	(258)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(23,328)
Stock based compensation expense	—	—	—	—	—	—	—	3,605	—	—	3,605
Treasury stock purchased	—	—	—	—	(8)	—	(157)	—	—	—	(157)

Successor
Balances at December 31, 2005	—	—	—	—	29,992	$300	$(157)	$568,205	$(22,788)	$(540)	$545,020
Comprehensive Loss:
Net loss	—	—	—	—	—	—	—	—	(211,983)	—	(211,983)
Foreign currency translation adjustment, net of income taxes of $91	—	—	—	—	—	—	—	—	—	258	258
Fair value adjustments of cash flow hedge, net of income taxes of $358	—	—	—	—	—	—	—	—	—	583	583

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(211,142)
Unrecognized obligations related to pension and post-retirement plans, net of income taxes of $1,401	—	—	—	—	—	—	—	—	—	2,281	2,281
Reversal of additional minimum pension liability, net of income taxes of $179	—	—	—	—	—	—	—	—	—	282	282
Shares issued for RSU awards	—	—	—	—	318	3	—	(3)	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	10,200	—	—	10,200

Successor
Balances at December 30, 2006	—	—	—	—	30,310	$303	$(157)	$578,402	$(234,771)	$2,864	$346,641
Comprehensive Loss:
Net loss	—	—	—	—	—	—	—	—	(101,718)	—	(101,718)
Reclassification of fair value adjustment of cash flow hedge, net of income taxes of ($358)	—	—	—	—	—	—	—	—	—	(583)	(583)
Fair value adjustment of cash flow hedge executed in April 2007, net of income taxes of $(1,571)	—	—	—	—	—	—	—	—	—	(2,559)	(2,559)
Foreign currency translation adjustment, net of income taxes of $1,332	—	—	—	—	—	—	—	—	—	2,169	2,169
Unrecognized obligations related to pension and post-retirement benefit obligations, net of income taxes of $1,686	—	—	—	—	—	—	—	—	—	2,747	2,747

Total comprehensive loss	—	—	—	—							(99,944)
Shares issued for RSU awards	—	—	—	—	363	4	—	(4)	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	9,904	—	—	9,904
Cumulative effect of accounting change related to adoption of FIN 48	—	—	—	—	—	—	—	—	(329)	—	(329)

Successor
Balances at December 29, 2007	—	—	—	—	30,673	$307	$(157)	$588,302	$(336,818)	$4,638	$256,272

The accompanying notes are an integral part of these consolidated and combined financial statements.

EDDIE BAUER HOLDINGS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

			Successor	Predecessor
			Six Months Ended	Six Months Ended
	Successor	Successor	December 31,	July 2,
	Fiscal 2007	Fiscal 2006	2005	2005
	($ in thousands)
Cash flows from operating activities:
Net income (loss)	$(101,718)	$(211,983)	$(22,788)	$60,916
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Reorganization costs and expenses, net	—	—	—	(93,873)
Net cash used for reorganization items	—	—	—	(9,702)

Reorganization items non-cash	—	—	—	(103,575)
(Gain) loss on disposals of property and equipment	119	1,057	19	(388)
Impairment of property and equipment	1,255	3,451	2,536	—
Equity in (earnings) losses of foreign joint ventures	1,147	3,413	(174)	95
Depreciation and amortization	50,333	55,494	26,589	16,171
Impairment of indefinite-lived intangible assets	—	117,584	40,000	—
Stock-based compensation expense	9,904	10,200	3,605	—
Gain on sale of net financing receivables	(9,303)	—	—	—
Loss on extinguishment of debt	3,284	—	—	—
Other non-cash income	(5,759)	(2,257)	(1,661)	—
Proceeds from settlement of interest rate swap agreement	1,015	—	—	—
Proceeds from sale of net financing receivables	7,420	—	—	—
Change in fair value of convertible note embedded derivative liability	(10,483)	—	—	—
Deferred income taxes	61,284	58,487	8,093	4,168
Changes in operating assets and liabilities:
Accounts receivable	(1,648)	1,057	(1,884)	5,446
Inventories	(2,090)	(11,574)	(6,464)	4,783
Prepaid expenses	(3,488)	(1,011)	78	(169)
Financing receivables and securitization interests	87,260	115,624	19,898	—
Other assets	(7)	(2,110)	1,049	(3,103)
Accounts payable	4,545	5,524	6,745	708
Liabilities subject to compromise	—	—	—	(17,372)
Accrued expenses	4,491	1,385	10,674	(13,866)
Liabilities related to securitization note	(78,534)	(104,061)	(17,908)	—

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS — (Continued)

			Successor	Predecessor
			Six Months Ended	Six Months Ended
	Successor	Successor	December 31,	July 2,
	Fiscal 2007	Fiscal 2006	2005	2005
	($ in thousands)
Pension and other post-retirement liabilities	(1,394)	(1,273)	597	—
Deferred rent and unfavorable lease obligations	18,681	10,919	6,059	(8,096)
Other non-current liabilities	3,553	—	—	—
Operating cash flows related to discontinued operations	—	498	8,075	8,911

Net cash provided by (used in) operating activities	39,867	50,424	83,138	(45,371)
Cash flows from investing activities:
Capital expenditures from continuing operations	(56,636)	(45,814)	(30,214)	(8,641)
Capital proceeds (expenditures) from discontinued operations	—	—	320	(944)
Distributions from foreign joint ventures	388	362	—	300

Net cash used in investing activities	(56,248)	(45,452)	(29,894)	(9,285)
Cash flows from financing activities:
Repayments of senior term loan, including refinancing fees	(80,662)	(24,000)	(1,500)	—
Net proceeds from issuance of convertible notes	71,358	—	—	—
Treasury stock purchased	—	—	(157)	—
Change in due to/from Spiegel	—	—	—	65,727
Change in bank overdraft from continuing operations	(707)	(2,107)	4,525	797
Change in bank overdraft from discontinued operations	—	—	(961)	(112)

Net cash provided by (used in) financing activities	(10,011)	(26,107)	1,907	66,412
Effect of exchange rate changes on cash	814	123	(1,328)	74
Net change in cash and cash equivalents	(25,578)	(21,012)	53,823	11,830
Cash and cash equivalents at beginning of period	53,174	74,186	20,363	8,533

Cash and cash equivalents at end of period	$27,596	$53,174	$74,186	$20,363

Supplemental disclosures:
Cash paid for income taxes	$5,952	$3,107	$1,868	$46,234
Cash paid for interest	23,505	27,287	10,671	3,011
Payments made in conjunction with Chapter 11:
Professional service fees	—	—	—	$9,702

The accompanying notes are an integral part of these consolidated and combined financial statements.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
($ in thousands except per share amounts, unless otherwise noted)

(1)	Description of Business

Eddie Bauer Holdings, Inc. (“Eddie Bauer”, “Eddie Bauer Holdings”, “Company”, “Predecessor” (as further defined in Note 2), or “Successor” (as further defined in Note 2)) is a specialty retailer that sells mens’ and womens’ outerwear, apparel and accessories for the active outdoor lifestyle. Eddie Bauer products are sold through retail and outlet stores located in the U.S. and Canada and through its direct sales channel, which consists of its Eddie Bauer catalogs and its website located at www.eddiebauer.com. The accompanying consolidated and combined financial statements include the results of Eddie Bauer, Inc. and its subsidiaries, as well as the related supporting operations that provide logistics support, call center support and information technology support to Eddie Bauer. The related supporting operations of the Company include the following: Eddie Bauer Fulfillment Services, Inc. (“EBFS”) which provides catalog and retail distribution services for Eddie Bauer; the former information technology operation of Spiegel (the “IT Group”) which provides information technology services for Eddie Bauer; and Eddie Bauer Customer Services Inc. (“EBCS”), which provides call center support.

Eddie Bauer, Inc. and the related supporting operations were formerly wholly-owned subsidiaries of Spiegel, Inc. (“Spiegel”) prior to the Company’s emergence from bankruptcy. On March 17, 2003, Spiegel, together with 19 of its subsidiaries and affiliates (the “Debtors”), including Eddie Bauer, Inc. and its subsidiaries and other operations included in the Company’s consolidated and combined financial statements, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Their Amended Joint Plan of Reorganization (the “Plan of Reorganization”) was declared effective on June 21, 2005 (the “Effective Date”) and the Debtors, including the Company, emerged from bankruptcy on that date. In conjunction with its emergence from bankruptcy proceedings, Eddie Bauer was formed as a new holding company and Eddie Bauer, Inc. and certain other Spiegel subsidiaries were contributed to Eddie Bauer. Spiegel transferred to Eddie Bauer 100% of its ownership interests in Eddie Bauer, Inc. and its subsidiaries, EBFS, EBCS, Financial Services Acceptance Corporation (“FSAC”), and Spiegel Acceptance Corporation (“SAC”). Additionally, Eddie Bauer Information Technology, LLC (“EBIT”) was formed as a wholly-owned subsidiary of Eddie Bauer, Inc. and Spiegel transferred to this entity certain of its information technology assets.

(2)	Basis of Presentation

Successor Entity

All conditions required for the adoption of fresh-start reporting, as defined in AICPA’s Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, were met on June 21, 2005 and the Company selected July 2, 2005 as the date to adopt the accounting provisions of fresh-start reporting. The Company chose the date of July 2, 2005 because it corresponded with the end of the Company’s second fiscal quarter in 2005 and applying fresh start reporting as of June 21, 2005 versus July 2, 2005 would not have resulted in a material difference to the Company’s results of operations or financial condition. As a result of the adoption of fresh-start reporting, the fair value of the Company’s assets and the present value of the Company’s liabilities as of July 2, 2005 became the new accounting basis for the Company’s consolidated balance sheet. We refer to the entity, Eddie Bauer Holdings, Inc. and its subsidiaries as the Successor. The Company’s consolidated balance sheet as of July 2, 2005 and all consolidated operations beginning July 3, 2005 relate to the Successor. Financial information for periods related to the Successor and the Predecessor (as defined below) have been separated by a vertical line on the face of the consolidated and combined financial statements and notes to the consolidated and combined financial statements to highlight the fact that the financial information for such periods have been prepared under two different historical-cost bases of accounting and are therefore not comparable. Additionally, the Successor’s consolidated financial statements include FSAC and SAC, which consist primarily of tax net operating losses (“NOLs”) (See

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Note 14) and previously owned securitization interests and financing receivables (See Note 7), and the pension and other post-retirement plans of Spiegel, which were assumed by the Company on the Effective Date (See Note 15).

Predecessor Entity

The combined financial statements for the periods prior to July 2, 2005 include the results of Eddie Bauer, Inc. and its subsidiaries, EBFS, the IT Group and the Saint John operations of EBCS (collectively the “Predecessor”). The operations of the Predecessor were formerly under the control of Spiegel. In accordance with Staff Accounting Bulletin (“SAB”) Topic 5.J, Push Down Basis of Accounting Required in Certain Limited Circumstances, the combined financial statements for periods prior to July 2, 2005 reflected Spiegel’s historical accounting basis in the assets and liabilities of Eddie Bauer, Inc., EBFS, the IT group and the Saint John operations of EBCS. In accordance with the carve-out accounting provisions of SAB Topic 1.B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity, the combined financial statements for periods prior to July 2, 2005 included allocations of certain costs of Spiegel, in order to present the results of operations, financial position, changes in equity and cash flows of the Company on a stand-alone basis. These allocations included management fees charged by Spiegel to the Company of $1,328 for the six months ended July 2, 2005. The management fees primarily included payroll and benefits related expenses and other direct expenses of corporate functions (e.g. legal, human resources, finance, tax, treasury, etc.) performed by Spiegel which supported the Eddie Bauer operations, as well as Spiegel’s subsidiaries Newport News and Spiegel Catalog, prior to their sale by Spiegel. Spiegel also charged the Company $7,837 for reorganization costs incurred on behalf on the Company for the six months ended July 2, 2005. Because the financial information for periods prior to July 2, 2005 included allocations of certain costs of Spiegel, they may not be indicative of the results of operations, financial position, changes in equity and cash flows that would have been incurred had the Company been a separate, stand-alone entity for those periods, nor may they be indicative of the Company’s future results.

Discontinued Operations

In February 2005, the Company announced its plans to discontinue operating its “Eddie Bauer Home” concept during 2005. Except as otherwise noted, all amounts and disclosures reflect only the Company’s continuing operations.

(3)	Proposed Merger Agreement and CEO Changes

In November 2006, the Company announced that it had entered into a merger agreement with a company owned by affiliates of Sun Capital Partners, Inc. and Golden Gate Capital. Under the terms of the merger agreement, all of the Company’s outstanding shares of common stock were to be converted into the right to receive $9.25 per share in cash upon closing of the transaction. On February 8, 2007, at a special meeting of the Company’s stockholders to vote on the transaction, an insufficient number of shares were voted in favor of approving the Company’s proposed sale and as a result the Company terminated the merger agreement.

Merger Termination Fee

In accordance with the terms of the above mentioned merger agreement, the Company paid $5,000 to Sun Capital Partners, Inc. and Golden Gate Capital for reimbursement of their expenses which was recorded within selling, general and administrative expenses during the three months ended March 31, 2007.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

CEO Resignation

On February 9, 2007, Fabian Månsson resigned from his position as Chief Executive Officer and President of the Company and as a member of the Board of Directors of the Company. The Company also announced that Howard Gross, a director, would serve as Interim Chief Executive Officer of the Company commencing February 9, 2007. Mr. Månsson and the Company entered into a separation agreement which provides for payments of the amounts that Mr. Månsson is entitled to receive pursuant to the terms of his pre-existing employment agreement entered into in 2005. The Company recorded $8,418 of expense, including $3,218 of accelerated stock based compensation expense, within selling, general and administrative expenses during the quarter ended March 31, 2007 related to this agreement.

Appointment of CEO

On June 15, 2007, the Company announced that the Board of Directors appointed Neil S. Fiske as the Company’s new President and Chief Executive Officer effective July 9, 2007 (“Start Date”). Mr. Fiske’s annual salary is $1,100 and he will be eligible to earn annual target bonuses of 110% of base salary, based on achieving specific target performance criteria. In consideration of Mr. Fiske’s service during 2007, the Company will pay Mr. Fiske a minimum bonus of $600 for fiscal 2007. The bonus opportunity ranges from 0% to 220% of base salary. The Company also paid Mr. Fiske a signing bonus of $600. On the Start Date, Mr. Fiske received restricted stock units (“RSUs”) based on the number of shares having a fair market value equal to $500, which totaled 37,089 RSUs. These restricted stock units will be subject to forfeiture until Mr. Fiske has completed four years of service. Mr. Fiske also received 100,000 time-vested stock options, which will vest 25% per year over four years, and performance-based options to purchase up to 600,000 shares. The 600,000 options consist of 300,000 five-year performance options and 300,000 seven-year performance options. The five-year performance options will vest only if the closing price of the Company’s common stock reaches $25 per share for 30 consecutive trading days within five years of the grant date. The seven-year performance options will vest only if the closing price of the Company’s common stock reaches $35 per share for 30 consecutive trading days within seven years of the grant date. All options were granted at an exercise price equal to the 30-day average closing price prior to Start Date.

(4)	Summary of Significant Accounting Policies

(a)	Basis of Combination and Consolidation

The combined financial statements for periods prior to July 2, 2005 include the results of Eddie Bauer, Inc., EBFS, the IT Group and the Saint John operations of EBCS. All significant transactions and balances among the combined operations have been eliminated upon combination. The consolidated financial statements as of and subsequent to July 2, 2005 include Eddie Bauer and its majority-owned and controlled subsidiaries. All significant transactions and balances among the consolidated operations have been eliminated upon consolidation.

(b)	Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. The 2007 fiscal year reflects a 52-week period from December 31, 2006 to December 29, 2007; the 2006 fiscal year reflects a 52-week period from January 1, 2006 to December 30, 2006; and the 2005 fiscal year reflects a 52-week period from January 2, 2005 to December 31, 2005.

(c)	Seasonality

Historically, the Company’s operations have been seasonal, with a disproportionate amount of net sales occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The impact of seasonality on results of operations is more pronounced since the level of certain fixed costs, such as occupancy and overhead expenses, do not vary with sales. The Company’s quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons and promotions, the number and timing of new store openings and store closings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store refurbishments and relocations, competitive factors, weather and general economic conditions. Accordingly, results for individual quarters are not necessarily indicative of the results to be expected for the entire fiscal year.

(d)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used when accounting for certain items, including inventory valuation, allowance for doubtful accounts, fair values of goodwill and other intangible assets, long-lived asset impairments, future gift certificate redemptions, customer loyalty program accruals, legal reserves, sales returns and allowances, deferred tax valuation allowances, deferred revenue, royalty receivables, financing receivables, stock-based compensation expenses, and the fair value of derivative instruments.

(e)	Segments

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”) the Company has identified the following three operating segments (i) retail stores, (ii) outlet stores and (iii) direct, including catalog and internet sales. The three operating segments have been aggregated and are presented as one reportable segment, as permitted by SFAS 131, based on their similar economic characteristics, products, production processes, target customers, distribution methods and shared use of the Eddie Bauer brand name and trademarks. Each operating segment generates revenue from the sale of menswear, womenswear, gear and accessories. Since product level information is not tracked in the Company’s financial systems, it is impracticable, and potentially misleading to report sales or sales trends at this level.

Revenues of the Company’s Canadian retail operations were $94.2 million, $80.6 million, $48.2 million and $32.5 million for fiscal 2007, fiscal 2006, the six months ended December 31, 2005 and the six months ended July 2, 2005, respectively. Long-lived assets of the Canadian operations were $9.2 million and $9.5 million as of the end of fiscal 2007 and 2006, respectively. All other revenues and long-lived assets of the Company’s operations, with the exception of the Company’s investments in foreign joint ventures (See Note 9), relate to the United States.

(f)	Revenue Recognition

The Company records revenues at the point of sale for retail and outlet stores and at estimated date of receipt by the customer for catalog and Internet sales. Taxes imposed by governmental agencies on revenue-producing transactions, including sales and excise taxes, are recorded on a net basis on the Company’s balance sheet, therefore no revenue or costs of sales are recognized. The Company reduces revenue for estimated sales returns at the time of sale based upon projected merchandise returns, which are based primarily on historical experience. Deferred revenue is recognized upon the purchase by a customer of a gift card or gift certificate. Shipping and handling revenues and costs are included in other revenues and in selling, general and administrative expense, respectively. Shipping and handling expense was $25,380, $22,316, $11,551 and $10,078 for fiscal 2007, fiscal 2006, the six months ended December 31, 2005 and the six months ended

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

July 2, 2005, respectively. Net sales and other revenues also include royalty and licensing income, which are recognized when earned based on contractually specified percentages applied to reported sales.

(g)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of deposits at federally insured financial institutions. Cash accounts with negative balances at the end of each reporting period are reflected as bank overdrafts if no right of offset exists. As of December 29, 2007, the Company had restricted cash balances of $30,862 resulting from the sale of its financing receivables. See further discussion of the sale and the Company’s restricted cash balances in Note 7.

(h)	Accounts Receivable

Accounts receivable primarily consists of credit card receivables, construction allowances due from landlords, receivables from the Company’s licensing partners and royalty receivables from foreign joint ventures. Allowances for doubtful accounts are recorded based on specific identification of known matters affecting its creditors and general historical experience. Included in accounts receivable as of December 29, 2007 and December 30, 2006 was $7,220 and $7,218, respectively, due from World Financial Network National Bank (“WFNNB”), a subsidiary of Alliance Data Systems (“ADS”), of which $5,780 and $5,870, respectively, represented 10% of holdback amounts on the outstanding principal portion of credit card receivables of WFNNB, generated from sales of the Company’s products that are charged to the Company’s proprietary credit card. Additionally, effective December 2007, the Company is subject to a holdback related to accounts receivable of MasterCard and VISA sales related to the Company’s U.S. direct sales and Canadian retail store credit card sales. The amount of this holdback totaled $1,493 as of December 29, 2007.

(i)	Inventories

Inventories, principally merchandise available for sale, are stated at the lower of cost or market. Cost is determined by the weighted average cost method and includes certain overhead and internal freight costs capitalized to inventory based on normal operations. Market is determined based on estimated net realizable value, which generally is the estimated merchandise selling price less cost of disposal. Markdowns of inventory below cost are recorded immediately as a reduction of the inventory carrying value and as costs of sales.

(j)	Advertising Costs

Costs incurred for the production and distribution of direct response catalogs are capitalized and amortized over their expected period of future benefit. The Company accounts for catalog costs in accordance with SOP 93-7, Reporting on Advertising Costs (“SOP 93-7”). SOP 93-7 requires that the amortization of capitalized advertising costs be the amount computed using the ratio of current period revenues that the catalog cost pool bears to the total of current and estimated future period revenues for that catalog cost pool. The capitalized costs of the Company’s direct response advertising are amortized, commencing with the date catalogs are mailed, over the duration of the expected revenue stream, which is generally three months or less. Unamortized costs as of December 29, 2007 and December 30, 2006 were $9,949 and $6,667, respectively, and are included in prepaid expenses. All other advertising costs for catalog, Internet and retail operations are expensed as incurred or upon first run for media advertising. Total advertising expense, including the amortization of the above mentioned catalog costs, was $103,663, $95,698, $60,966 and $43,176 for fiscal 2007, fiscal 2006, the six months ended December 31, 2005 and the six months ended July 2, 2005, respectively.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(k)	Store Preopening Costs

Preopening and lease negotiation costs for new retail and outlet stores are expensed as incurred.

(l)	Gift Certificate Liability

The Company records deferred revenue associated with the sale of gift cards and gift certificates. The Company reduces the deferred revenue liability and records revenue when the gift card or gift certificate is redeemed by the customer. Gift card breakage, the estimated amount of gift cards and gift certificates that will go unredeemed, is recorded as a reduction of selling, general and administrative expense, when redemption is determined to be remote, which is estimated based upon historical breakage percentages. Gift card breakage for fiscal 2007, fiscal 2006, the six months ended December 31, 2005 and the six months ended July 2, 2005 was $2,241, $2,301, $2,416 and $953, respectively.

(m)	Customer Loyalty Programs

The Company launched a full-scale customer loyalty program during September 2006. Under the Company’s program, a customer earns points based upon merchandise purchases. Accumulated points are then converted into rewards certificates after reaching a specified threshold that can be used towards the purchase of the Company’s products. Both accumulated points and issued rewards certificates expire after a stated period of time. The Company records costs of sales expense and a liability for points earned by the customer, net of an estimated breakage amount or the amount of accumulated points and rewards certificates estimated to go unredeemed. The Company reduces the liability when a reward certificate is redeemed by the customer and records a reduction to the amount reflected within costs of sales expense and a corresponding reduction to revenue, which therefore has no impact to the Company’s gross margin. The net impact of the customer loyalty program for fiscal 2007 was an increase to costs of sales expense of $2,866 and a reduction of net merchandise sales of $7,747. The net impact of the customer loyalty program for fiscal 2006 was an increase to costs of sales expense of $1,999 and a reduction of net merchandise sales of $1,042. Amounts related to the program prior to fiscal 2006 were immaterial to the Company’s results of operations. The total reduction to the Company’s gross margin from its customer loyalty program for fiscal 2007 and fiscal 2006 was $10,613 and $3,041, respectively. Program costs, including marketing, printing and administration of the program, are reflected within selling, general and administrative expenses.

(n)	Software Development Costs

Software development costs are capitalized when the software has reached the level of being technologically feasible through the date of implementation, and are amortized on a straight-line basis over the estimated useful life of the asset not to exceed three years. Software development costs, net of amortization, included in other assets as of December 29, 2007 and December 30, 2006 were $2,368 and $2,842, respectively.

(o)	Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. The Company’s property and equipment was revalued to its fair value as of its fresh start reporting date. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Depreciable lives range from 3 to 40 years for buildings and improvements and 3 to 10 years for fixtures and equipment. Leasehold improvements are amortized over the lesser of the initial term of the lease or expected asset life. The cost of maintenance and repairs of property, plant and equipment is charged to operating expense when incurred. Construction in progress primarily includes costs related to the build out of new stores.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Interest costs related to assets under construction are capitalized during the construction period. Interest of $1,589, $754 and $281 was capitalized for fiscal 2007, fiscal 2006 and the six months ended December 31, 2005, respectively. No interest was capitalized during the six months ended July 2, 2005.

(p)	Intangible Assets

Upon the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and trademarks were determined to have indefinite useful lives and are no longer amortized into results of operations, but instead are reviewed for impairment annually, or more often if impairment indicators arise, and written down and charged to results of operations only in the periods in which the carrying amount of goodwill or trademarks is greater than its fair value.

The Company uses the two-phase process prescribed in SFAS 142 for impairment testing of goodwill and has selected the fourth quarter of each fiscal year to perform its annual impairment test. Additionally, the Company completed an impairment review of its goodwill and trademarks during the third quarter of 2006. The first phase identifies indications of impairment; while the second phase (if necessary), measures the impairment. See Note 8 for further discussion of the Company’s intangible assets and related impairment charges recorded during the third quarter of fiscal 2006 and the fourth quarter of fiscal 2005.

(q)	Investments

Investments in joint ventures for which the Company owns less than 50% of the voting interest and does not demonstrate any other indicators of control are accounted for under the equity method. As a result of the timing of receipt of financial information, the Company records its equity in the earnings (losses) of foreign joint ventures on a one-month lag basis (See Note 9).

(r)	Deferred Financing Costs

Debt financing costs are capitalized and amortized as interest expense over the terms of the underlying obligation. Deferred financing costs are included in other assets on the Company’s balance sheet.

(s)	Income Taxes

Deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest accrued related to unrecognized tax benefits and penalties within income tax expense.

Prior to its emergence from bankruptcy, the Company was included in the consolidated Federal income tax return of Spiegel’s majority stockholder, Spiegel Holdings, Inc. Income tax expense and benefit in the combined financial statements for periods prior to July 2, 2005 were prepared on a carve-out basis and were calculated as if the entities and operations of the Company filed consolidated returns on a stand-alone basis, consistent with the requirements of SFAS No. 109, Accounting for Income Taxes. Subsequent to its emergence from bankruptcy, the Company files its own consolidated Federal income tax return.

(t)	Foreign Currency Translation and Exchange Rates

The financial statements of the Company’s Canadian operations and international joint ventures are translated into U.S. dollars using the exchange rate in effect at the end of each period for assets and liabilities and the average exchange rates in effect during the period for results of operations and cash flows. The related

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

unrealized gains or losses resulting from translation are reflected as a component of accumulated other comprehensive income or loss in stockholders’ equity. Foreign currency transaction losses, which were $783, $588, $367 and $229 for fiscal 2007, fiscal 2006, the six months ended December 31, 2005 and the six months ended July 2, 2005, respectively, primarily relate to the purchase of merchandise and are included in costs of sales in the consolidated and combined statements of operations as incurred.

(u)	Other Comprehensive Income (Loss)

Comprehensive income or loss measures all changes in equity of an enterprise that do not result from transactions with shareholders. The Company’s other comprehensive income or loss includes foreign currency translation adjustments, unrealized gains and losses related to the Company’s cash flow hedge (See Note 11), and unrecognized net actuarial gains and prior service credits related to the Company’s pension and other post-retirement benefits (See Note 15).

(v)	Impairment of Long-Lived Assets and Store Closing Costs

Long-lived assets, including property and equipment, capitalized software and definite-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable as prescribed by SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. Factors which may trigger an impairment review include significant underperformance relative to expected operating results, significant changes in the use of the assets or the strategy for the overall business and significant negative industry or economic trends. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such asset groups are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group determined using a discounted net cash flows approach. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell.

Impairment charges for fixed assets and costs related to early termination of leases prior to July 2, 2005 were included in reorganization costs and expenses, net, or selling, general and administrative expenses, as applicable. Subsequent to July 2, 2005, these charges are reflected in selling, general and administrative expenses. Costs related to early termination of leases consist of lease buyout expense or the difference between the Company’s rent and the rate at which it expects to be able to sublease the properties, net of related costs and discounted using a credit adjusted risk-free rate in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The majority of the Company’s store closures occur upon the lease expiration.

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

(x)	Operating leases, Deferred rent obligations and Unfavorable lease obligations

The Company leases office facilities, distribution centers, retail store space and data processing equipment under operating leases. Many of the Company’s lease agreements, primarily related to retail store space, provide for tenant improvement allowances, rent escalation clauses and/or contingent rent. The majority of the Company’s retail store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Minimum rental expenses, which include defined scheduled rent increases, are recognized over the term of the lease. The Company recognizes

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

minimum rental expenses on a straight-line basis beginning on the earlier of when possession of the property is taken from the landlord or when the Company controls the use of the space, which date normally precedes store opening to provide for a construction period. The current portion of excess straight-line rent expense over scheduled payments is recorded within accrued liabilities and the non-current portion is recorded in deferred rent obligations on the Company’s balance sheets.

Tenant improvement allowances, which are reflected in deferred rent obligations on the Company’s balance sheets, are amortized on a straight-line basis over the term of the lease as a reduction to rent expense in the statement of operations.

In accordance with SOP 90-7 and SFAS No. 141, Business Combinations, the deferred rent obligations of the Predecessor were remeasured to fair value as of July 2, 2005. The remeasurement of the leases resulted in the recording on the Successor’s balance sheet of a net unfavorable lease obligation based upon an independent valuation appraisal of the payment terms of the Company’s existing leases as of July 2, 2005. This net unfavorable lease obligation is being amortized on a straight-line basis over the remaining term of the leases.

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

The Company uses derivative instruments primarily to manage exposure to fluctuations in interest rates, to lower its overall costs of financing and to manage the mix of floating- and fixed- rate debt in its portfolio. Additionally, the Company’s convertible notes issued in April 2007 included an embedded derivative related to the conversion features of the notes. Derivative instruments are not used for trading or speculative purposes. In accordance with SFAS No. 133, Derivative Instruments and Hedging Activities (“SFAS 133”), all derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. To qualify for hedge accounting treatment, each derivative must be designated as a hedge at inception and evaluated for effectiveness throughout the hedge period. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

statement of operations when the hedged item affects earnings. Changes in fair values of derivative instruments that are not designated as hedging instruments and ineffective portions of cash flow hedges are immediately recognized in the statement of operations in other income, net.

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

(aa)	Stock-Based Compensation Expense

The Company accounts for its stock-based compensation expense in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which revised SFAS No. 123, Accounting for Stock-Based Compensation and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. SFAS 123(R) requires that new, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock units (“RSUs”), be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The Company was not required to select a transition method for the adoption of SFAS 123(R) because prior to the Company’s emergence from bankruptcy and corresponding adoption of SFAS 123(R), the Company had no share-based payment transactions.

(bb)	SAC Financing Receivables and Related Promissory Note Obligation

Prior to December 2006, the Company had recognized securitization interests and financing receivables associated with certain trusts holding securitized interests in credit card receivables of former Spiegel subsidiaries, including Eddie Bauer. Ownership of these subsidiaries was transferred to the Company upon the Effective Date. Additionally, the Company had recognized liabilities related to these interests as the Company is obligated to pay 90% of any proceeds received from the trusts to the creditor trust established for the pre-petition creditors (“Creditor’s Trust”). The fair value of these interests, estimated using the discounted present value of the estimated future cash flows, along with liabilities equal to 90% of the fair value of the receivables recorded were recognized in conjunction with the Company’s adoption of fresh start reporting on July 2, 2005.

Subsequent to the Company’s fresh start reporting and prior to December 2006; these receivables were accreted to their present value using the applicable discount rate. The corresponding liabilities related to these interests were accreted to their present value at an amount equal to 90% of the accretion of the related receivables. The net accretion income was reflected in other income, net in the Company’s statement of operations. During December 2006, the ownership structure of the receivables changed such that the Company held a direct ownership interest in the outstanding receivables versus previously owning a subordinated interest in the receivables. Accordingly, in December 2006, the Company revalued the receivables and corresponding liabilities to their fair value in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, (“SFAS 140”) and reflected the receivables as financing receivables on its consolidated balance sheet. Also effective with the Company’s direct ownership interest, the Company began accounting for the receivables in accordance with SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, (“SOP 03-3”). Under SOP 03-3, cash proceeds on the outstanding receivables were split between their accretable yield, which represented the difference between the estimated cash collections and the carrying value of the receivables, and the nonaccretable yield, which represented the

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

excess of contractual cash flows over the estimated cash collections. The accretable yield was recognized as interest income, within other income, net on the Company’s statement of operations, using the effective interest method over the expected term of the receivables. Increases in the estimated cash flows were recognized prospectively as an adjustment to the receivables’ accretable yield over the remaining life of the receivables.

In December 2007, the Company sold its remaining interest in the financing receivables and recognized a net gain on the sale. See further discussion of the sale and gain recognized in Note 7.

(5)	Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of FASB Statement No. 157, Fair Value Measurements, (see further discussion of SFAS 157 below) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For purposes of FSP FAS 157-2, nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of FASB Statement No. 157. FSP FAS 157-2 defers the effective date for items within its scope to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impacts of SFAS 157, including FSP FAS 157-2, which it will adopt in the first quarter of its 2008 fiscal year.

In February 2008, the FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP FAS 157-1”). FSP FAS 157-1 amends FASB Statement No. 157, Fair Value Measurements, (see further discussion of SFAS 157 below) to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measurement at fair value under FASB Statement No. 141 (R) (see further discussion of SFAS 141(R) below). FSP FAS 157-1 is effective date with an entity’s initial adoption of SFAS 157. The Company is currently evaluating the impacts of SFAS 157, including FSP FAS 157-1, which it will adopt in the first quarter of its 2008 fiscal year.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 110, Share-Based Payment, (“SAB 110”). SAB 110 allows for continued use of the simplified method for estimating the expected term of “plain vanilla” share option grants under specified conditions. The expected term used to value a share option grant under the simplified method is the mid-point between the vesting date and the contractual term of the share option. SAB 110 eliminates the December 31, 2007 sunset provision previously specified in SAB 107. SAB 110 is effective for share option grants made on or after January 1, 2008. As noted in Note 16, the Company has utilized the simplified method for estimating the expected term of its stock option grants under SAB 107 and SAB 110 and will continue to utilize this simplified method until the Company has sufficient historical exercise data to provide a reasonable basis to estimate the expected term.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R replaces and revises previously issued SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R will significantly change the accounting for business combinations in a number of areas including

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 will change the current accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. As the Company has no noncontrolling interests, it does not expect the adoption of SFAS 160 to have a material impact on its consolidated results of operations and financial condition.

In May 2007, the FASB issued FSP FIN 48-1, Definition of a Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 clarifies when a tax position is considered settled under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). Per FSP FIN 48-1, a tax position is considered “effectively settled” upon completion of the examination by the taxing authority without being legally extinguished. For “effectively settled” tax positions, a company can recognize the full amount of the tax benefit. FSP FIN 48-1 is effective upon a company’s adoption of FIN 48. See further discussion of FIN 48 below and the Company’s adoption of FIN 48 in Note 14. FSP FIN 48-1 did not have a material impact on the Company’s financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 which it will be required to adopt in the first quarter of its 2008 fiscal year.

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

In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. See further discussion of the Company’s adoption of FIN 48 in Note 14.

(6)	Earnings per Share

Upon its emergence from bankruptcy, Eddie Bauer Holdings, Inc. was formed and 30 million shares of common stock of Eddie Bauer Holdings, Inc. were distributed pursuant to the Plan of Reorganization in satisfaction of pre-petition claims. No earnings per share data has been presented in the historical combined financial statements of Eddie Bauer, Inc. and its related operations prior to July 2, 2005 because they were wholly-owned subsidiaries of Spiegel and there were no shares outstanding for the combined entity.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table presents the computation of income (loss) per basic and diluted share for periods subsequent to July 2, 2005:

			Successor
			Six Months
	Successor	Successor	Ended
	Fiscal	Fiscal	December 31,
	2007	2006	2005

Loss from continuing operations	$(101,718)	$(211,449)	$(21,348)
Loss from discontinued operations	—	(534)	(1,440)

Net loss	$(101,718)	$(211,983)	$(22,788)
Weighted average common shares outstanding(a)	30,524,191	30,012,896	29,995,092
Net effect of dilutive stock options(b)	—	—	—
Net effect of convertible notes(c)	—	—	—

Weighted average common shares and equivalents outstanding	30,524,191	30,012,896	29,995,092
Income (loss) per basic and diluted share:
Loss from continuing operations	$(3.33)	$(7.04)	$(0.71)
Loss from discontinued operations	—	(0.02)	(0.05)

Net loss	$(3.33)	$(7.06)	$(0.76)

(a)	Weighted average common shares outstanding for fiscal 2007 include the impact of 4,994 vested restricted stock units for which settlement has been deferred under the Company’s deferred compensation plan. Settlement of the deferred restricted stock units is required with shares of the Company’s common stock.

(b)	As of December 29, 2007, December 30, 2006 and December 31, 2005, there were 1,343,500, 590,375 and 651,668, respectively, Eddie Bauer common stock options and 390,739, 603,533 and 1,003,515, respectively, unvested restricted stock units outstanding that were antidilutive and therefore were excluded from the calculation of diluted earnings per share.

(c)	As discussed further in Note 10, on April 4, 2007, the Company issued $75 million in convertible notes. As a result of the Company’s ownership limitations contained in its certificate of incorporation, the convertible notes are not convertible prior to the termination of the Company’s ownership limitations contained in its certificate of incorporation, which will occur not later than January 4, 2009, except upon the occurrence of certain specified corporate transactions. In the event that the certain specified corporate transactions result in a conversion of the notes prior to the expiration of the ownership limitations, the Company is required to settle the convertible notes for cash. Accordingly, the Company has and will continue to exclude the dilutive effect, if any, of the convertible notes from its earnings per share calculation until such ownership limitations lapse.

(7)	FSAC and SAC Securitization Interests and Related Eddie Bauer Holdings Promissory Note

In conjunction with the Company’s emergence from bankruptcy, ownership of FSAC and SAC was transferred to Eddie Bauer. FSAC and SAC are special-purpose entities created by Spiegel in prior years to accomplish securitizations of certain credit card receivable portfolios and were not parties to the Chapter 11 bankruptcy filing. As of the Company’s fresh start accounting date, the FSAC and SAC subsidiaries each owned a securitization interest (the “Securitization Interests”) in subordinated amounts that might arise from post-emergence recoveries in certain pre-petition securitization transactions to which Spiegel and its subsidiaries were a party. In addition, in connection with its emergence from bankruptcy proceedings, Eddie Bauer issued a non-recourse promissory obligation to a liquidating trust (the “Promissory Note”) established for the

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

benefit of the creditors of Spiegel (the “Creditor Trust”) pursuant to which Eddie Bauer is obligated to pay to the Creditor Trust 90% of any proceeds received by FSAC and SAC in respect of these Securitization Interests.

FSAC Securitization Interest

Fair value of the FSAC securitization interest as of the Company’s fresh start reporting date was determined using the actual amounts received in December 2005, which totaled $19,898. The majority of these proceeds arose from the required liquidation of the remaining FSAC receivables at that time. No discount rate was applied to the fair value of the FSAC Securitization Interest as of July 2, 2005 due to the short time period subsequent to the Effective Date in which the proceeds were received and subsequently paid to the Creditor Trust. The December 2005 payment represented the final payout of the FSAC securitization interest and therefore no additional proceeds have been received subsequent to December 2005.

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

During the bankruptcy process, the Company entered into a settlement agreement with MBIA Insurance Corporation (a guarantor of payments of the Spiegel Credit Card Master Note Trust, the “Note Trust”). Pursuant to the settlement agreement, SAC assigned to the MBIA Settlement Trust (the “Settlement Trust”) certain rights that SAC had in its seller’s interest, collateral and other interest in the Note Trust as of the effective date of the settlement agreement. During fiscal 2006, $115,624 in cash payments was received related to the outstanding receivables, of which 90%, or $104,061, was paid to the Creditor Trust in fiscal 2006. As a result of the cash received, the obligations to the original note holders within the Settlement Trust were settled and the related expenses of MBIA were paid from a portion of the cash proceeds received during fiscal 2006. The Settlement Trust was terminated during December 2006. Upon termination of the Settlement Trust and after the original note holders were paid and certain MBIA expenses and other claims were satisfied, SAC became entitled to receive any residual payments from the Settlement Trust.

Upon the termination of the Settlement Trust, SAC became the sole beneficial owner of the receivables held under the Note Trust and as a result, SAC had a unilateral right to terminate the Note Trust. Accordingly, effective December 2006, consistent with SFAS 140, the Note Trust was no longer accounted for as a qualifying special purpose entity. In conjunction with the termination of the Settlement Trust effective December 2006, the outstanding receivables and related liabilities under the Promissory Note were revalued to their fair values of $45,978 and $41,380, respectively. The Company recognized a net gain of $466 within other income, net in its statement of operations in fiscal 2006 which related to the net increase in fair value of the SAC subordinated interest held prior to the re-conveyance by the Settlement Trust.

Subsequent to the termination of the Settlement Trust, the Company began accounting for its interest in the outstanding receivables received from the Note Trust under SOP 03-3. During fiscal 2007 and prior to the sale of the receivables as discussed further below, $87,260 in cash was received related to the outstanding receivables under the SAC securitization interests. The cash received during fiscal 2007 was greater than amounts previously projected to be collected as a result of higher collections related to financing charges, principal amounts of the receivables and higher collections of previously written off accounts. These increased collections resulted in the Company recognizing higher net accretion income during fiscal 2007. With the assistance of a third-party, the Company performed an independent valuation of the receivables as of the end of the third quarter of fiscal 2007 which estimated the future undiscounted cash flows of the receivables to be

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

approximately $184 million. The discounted cash flows, using a discount rate of 14.5%, were estimated to be approximately $135 million. The increase in estimated future cash flows of the receivables resulted in the reclassification of amounts noted in the table below of nonaccretable difference (i.e. amounts of contractual receivables not expected to be collected) to accretable yield (i.e. projected cash collections). In accordance with the terms of the non-recourse promissory obligation established for the benefit of the creditors of Spiegel, 90% of the cash proceeds, which totaled $78,534, were paid to the Creditor Trust during fiscal 2007.

A rollforward of the accretable yield related to the receivables was as follows:

Accretable Yield Upon Settlement Trust Termination:

Cash flows expected to be collected as of acquisition date	$50,158
Less: Carrying value as of acquisition date	45,978

Accretable Yield as of December 30, 2006	$4,180
Reclassification from nonaccretable difference during fiscal 2007(a)	$207,823
Accretion income recognized during fiscal 2007	(55,306)

Accretable Yield as of December 2007 (the sale date by the Company — see below)	$156,697

(a)	The reclassification from nonaccretable difference during fiscal 2007 resulted from an increase in actual and projected collections related to financing charges, principal amounts of the receivables and higher collections of previously written off accounts.

The table below reflects the statement of operations activity related to the accretion of the receivables and liabilities for fiscal 2007, fiscal 2006 and the six months ended December 31, 2005:

			Successor
	Successor	Successor	Six Months Ended
	Fiscal	Fiscal	December 31,
	2007	2006	2005

Statement of Operations:
Accretion income related to receivables from securitization interests	$55,306	$17,898	$8,724
Accretion expense related to liabilities from securitization interests	(49,775)	(16,107)	(7,851)

Net accretion income recorded in other income, net	$5,531	$1,791	$873

In December 2007, the Company sold its remaining interest in the financing receivables for an aggregate sales price of $113.9 million. Seventy percent, or $79.7 million, of the aggregate selling price was received by the Company in December 2007. Under the terms of the Promissory Note, 90% of the cash received in December, net of expenses, or $69.3 million, was paid to the Creditor Trust, while 10% of the cash received in December, net of expenses, or $7.4 million, was retained by SAC. See Note 10 for further discussion of the Company’s mandatory prepayment under its senior term loan as a result of the sale of the Company’s financing receivables. The remaining 30% of the aggregate selling price, or $34.2 million, is being held in escrow (“holdback”) and will be used to satisfy, if any, (i) purchase price adjustments; (ii) breaches of SAC’s representation and warranties; and (iii) SAC’s obligation to indemnify the buyers against certain losses or damages. Under the terms of the sale agreement, one-half of the remaining holdback will be paid during the first quarter of 2008 and one-half during the second quarter of 2008. Upon receipt of the holdback from escrow during 2008, the Company is required to pay 90% to the Creditor Trust and accordingly has reflected this amount, which totaled $30,862 on its consolidated balance sheet as restricted cash as of December 29, 2007. Additionally, upon receipt of the amounts from escrow during 2008, and after payment to the Creditor

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Trust, the Company will be required to utilize the cash proceeds received, net of purchase price adjustments, to pay down the outstanding principal balance of their senior term loan. Accordingly, the Company has reflected this amount, which totaled $3,286 as of December 29, 2007 within other non-current assets on its consolidated balance sheet. The Company recognized a gain of $9,303 within other income, net during the fourth quarter of 2007 related to the sale. See Note 20 for discussion of the payment the Company received from escrow during February 2008 and corresponding payments to the Creditor Trust and pay down on the senior term loan.

(8)	Intangible Assets

Carrying Values of Intangible Assets and Amortization Expense

Summarized below are the carrying values for the major classes of intangible assets that are amortized under SFAS No. 142 as well as the carrying values of those intangible assets that are not amortized.

	Successor	Successor
	At	At
	December 29,	December 30,
	2007	2006

Intangible assets subject to amortization:
Customer lists — Useful life of 3.5 years
Gross amount	$9,000	$9,000
Accumulated amortization	(7,750)	(5,530)

Net carrying value	$1,250	$3,470
Licensing agreements — Useful life of 6 years
Gross amount	$35,000	$35,000
Accumulated amortization	(14,582)	(8,750)

Net carrying value	$20,418	$26,250
Intangible assets not subject to amortization:
Goodwill	$107,748	$114,765
Trademarks	$185,000	$185,000

The following table presents the estimated amortization expense related to the Company’s intangible assets subject to amortization for each of the following periods:

Estimated Amortization Expense for Fiscal Years:

2008	$7,085
2009	$5,833
2010	$5,833
2011	$2,917

$21,668

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table provides a rollforward of goodwill for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005:

Goodwill balance as of January 1, 2005 (Predecessor)	$76,601
Net impact of fresh start adjustments recorded as of July 2, 2005	143,880

Goodwill balance as of December 31, 2005 (Successor)	$220,481
Impairment charge recorded during three months ended September 30, 2006	(117,584)
Adjustment to goodwill balance recorded as of December 30, 2006(a)	11,868

Goodwill balance as of December 30, 2006 (Successor)	$114,765
Adjustment to goodwill balance recorded as of December 29, 2007(b)	(7,017)

Goodwill balance as of December 29, 2007 (Successor)	$107,748

(a)	After discovering prior period errors in the Company’s goodwill and deferred tax asset balances, the Company recorded an adjustment to its goodwill balance of $11,868 in the fourth quarter of 2006 as the Company determined that the cumulative impact of the errors were not material to prior periods.

(b)	During the course of preparing its 2006 state income tax returns during the fourth quarter of 2007, the Company received additional information from its prior parent company, Spiegel, related to certain state NOLs that existed as of the Company’s fresh start reporting date. In accordance with SFAS 109, the Company recorded a reduction to its goodwill balance to recognize these tax benefits. See further discussion of these adjustments and the Company’s income taxes in Note 14.

Impairment Charges of Indefinite-Lived Intangible Assets

The Company’s adoption of fresh start reporting effective July 2, 2005, resulted in the recording of indefinite-lived intangible asset values of $220,481 and $225,000 for goodwill and trademarks, respectively. See the below discussion for the results of the Company’s annual impairment tests as required under SFAS 142.

Fiscal 2007

The Company performed its annual impairment tests of its goodwill and trademarks during the fourth quarter of fiscal 2007 consistent with the methodologies used in prior years. The fair value of the Company’s trademarks during the fourth quarter of 2007 was determined using the discounted present value of estimated future cash flows, which was based upon the Company’s five-year long-range plan and a terminal value growth rate of 3.5% and a discount rate of 16.0%. No impairment charge was recorded during the fourth quarter of 2007 as the estimated fair value exceeded the carrying value of the Company’s trademarks.

The fair value of the Company’s enterprise value for purposes of its goodwill impairment test during the fourth quarter of 2007 was estimated primarily using a discounted cash flow model and was further supported by valuations using market comparables and market transactions for other retail companies and the Company’s common stock price. The Company determined that it has one reporting unit for purposes of its goodwill impairment test. The impairment review of the Company was completed using the two-step approach prescribed in SFAS 142. The first step included a determination of the enterprise value of the Company using a discounted cash flow model which included the Company’s five-year long-range plan related to the future cash flows of the Company’s primary assets. The discounted cash flow valuation used a discount rate of 13.0%, which represented the Company’s weighted average cost of capital and a terminal value growth rate of 3.5%. In order to assess the fair value of the Company in its entirety, following the calculation of the discounted cash flows of the Company’s primary assets, the book value of the Company’s interest-bearing debt was deducted and the fair values of the assets not contributing to the discounted cash flows of the Company’s

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

primary assets, including the Company’s net operating loss carryforwards, were added to derive the fair value of the Company’s total net assets. The Company’s estimated enterprise value as of the fourth quarter of 2007 exceeded its net carrying value and, accordingly, the Company concluded that it passed step one of its goodwill impairment test.

Fiscal 2006

As a result of interactions with the Company’s investment bankers, preliminary indications of interest received from various third parties during the Company’s publicly announced process of evaluating various strategic alternatives, and the significant decline in the Company’s common stock price during the third quarter of 2006, the Company determined that it was more likely than not that the fair value of its enterprise was below its carrying value. Accordingly, in accordance with SFAS 142, the Company completed impairment tests for its indefinite-lived intangible assets, including its goodwill and trademarks, during the third quarter of 2006.

The fair value of the Company’s trademarks during the third quarter of 2006 was determined using the discounted present value of estimated future cash flows, which was based upon the Company’s five-year long-range plan and a terminal value growth rate of 3.5% and a discount rate of 17.5% and was estimated to be $185 million, equal to the Company’s net book value for its trademarks. Accordingly, no impairment charge was recorded during the third quarter of 2006 related to the Company’s trademarks.

The fair value of the Company’s enterprise value for purposes of its goodwill impairment test during the third quarter of 2006 was estimated primarily using a discounted cash flow model and was further supported by valuations using market comparables and market transactions for other retail companies and the Company’s common stock price. The impairment review of the Company was completed using the two-step approach prescribed in SFAS 142. The first step included a determination of the enterprise value of the Company using a discounted cash flow model which was based upon the Company’s five-year long-range plan related to the future cash flows of the Company’s primary assets. The discounted cash flow valuation used a discount rate of 14.5%, which represented the Company’s weighted average cost of capital and a terminal value growth rate of 3.5%. Following the calculation of the discounted cash flows of the Company’s primary assets, the book value of the Company’s interest-bearing debt was deducted and the fair values of the assets not contributing to the discounted cash flows of the Company’s primary assets, including the Company’s net operating loss carryforwards, were added to derive the fair value of the Company’s total net assets. Upon completion of step one of the goodwill impairment test, the estimated fair value of the Company was less than the carrying value of the Company’s net book value and long-term debt. Accordingly, the Company completed step two of the goodwill impairment test, which included comparing the implied fair value of the Company with the carrying amount of goodwill. Upon completion of step two of the goodwill impairment test, the Company recorded an impairment charge of $117,584 related to its goodwill, which was reflected in impairment of indefinite-lived intangible assets on the Company’s statement of operations. The decline in the fair value of the Company since its fresh start reporting date of July 2, 2005 was due principally to lower than projected revenues and gross margins.

During the fourth quarter of 2006, the Company completed its annual impairment tests for both its goodwill and trademarks consistent with the testing performed during the third quarter of 2006. The Company concluded that its enterprise value and the fair value of its trademarks approximated the values as determined during its impairment tests during the third quarter of 2006 because there were no significant changes in the Company’s long-range plan, discount rate or terminal value growth rate. Additionally, the Company’s results of operations during the fourth quarter of 2006 were generally consistent with the long-range plan used during its third quarter impairment review. The Company’s estimated enterprise value as of the fourth quarter of 2006 exceeded its net carrying value and, accordingly, the Company concluded that it passed step one of its goodwill impairment test.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Fiscal 2005

During the fourth quarter of fiscal 2005, the Company completed its annual impairment tests for both goodwill and trademarks in accordance with SFAS 142, which resulted in a pretax impairment charge totaling $40,000 related to trademarks, which was reflected in impairment of indefinite-lived intangible assets on the Company’s statement of operations. The fair value of the Company’s trademarks as of the fourth quarter of fiscal 2005 was estimated to be $185 million and was determined using the discounted present value of estimated future cash flows, which was based upon the Company’s five-year long-range plan and a terminal value growth rate of 3.5% and a discount rate of 16.0%. The decline in the fair value of the Company’s trademarks since July 2, 2005 was due principally to decreases in projected revenues. The annual impairment review of the Company’s goodwill balance as of the fourth quarter of fiscal 2005 resulted in no impairment charge.

The Company’s impairment evaluations during each of the fiscal years of both goodwill and trademarks included reasonable and supportable assumptions and projections and were based on estimates of projected future cash flows. The long-range projections used in the Company’s impairment evaluations assume that the Company will successfully introduce merchandise assortments that appeal to its core customer tastes and preferences and respond to future changes in customer style preferences in a timely and effective manner. These estimates of future cash flows are based upon the Company’s experience, historical operations of the stores, catalogs and Internet sites, estimates of future profitability and economic conditions. Future estimates of profitability and economic conditions require estimating such factors as sales growth, employment rates and the overall economics of the retail industry for up to twenty years in the future, and are therefore subject to variability, are difficult to predict and in certain cases, beyond the Company’s control. The assumptions utilized by management were consistent with those developed in conjunction with the Company’s long-range planning process. If the assumptions and projections underlying these evaluations are not achieved, or should the Company ultimately adopt and pursue different long-range plans, the amount of the impairment could be adversely affected. Accordingly, there can be no assurance that there will not be additional impairment charges in the future based on future events and that the additional charges would not have a materially adverse impact on the Company’s financial position or results of operations.

(9)	Investments in Foreign Joint Ventures

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

The investments in these joint ventures are accounted for using the equity method and are included in other assets on the consolidated balance sheets. As of December 29, 2007 and December 30, 2006, the carrying value of investments accounted for under the equity method exceeded the Company’s share of the underlying reported net assets by $5,589 and $6,750, respectively. These differences resulted from the fresh start adjustments recorded by the Company in conjunction with its emergence from bankruptcy of $3,678 related to Eddie Bauer Japan and $1,911 related to Eddie Bauer Germany and the adjustments recorded by the Company in 2006 related to Eddie Bauer Germany as further discussed below. The differences in the carrying values as of the Company’s fresh start reporting date represent goodwill and in accordance with SFAS 142 are not being amortized.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

As a result of weak retail sales due partially to a continued poor apparel retail market in Germany, in January 2007 Eddie Bauer Germany made the decision to close all of its retail stores. Eddie Bauer Germany continues to sell its products through its catalogs, website and one retail and one outlet store. Losses of foreign joint ventures for fiscal 2007 included losses related to Eddie Bauer Germany and Eddie Bauer Japan of $922 and $225, respectively. Equity losses for Eddie Bauer Germany for fiscal 2007 included approximately $1.3 million of losses related to the Company’s proportionate share of losses related to the store closings. The Company recognized $739 of the impairment charges in December 2006, therefore $0.6 million of additional store closing cost related charges were reflected in the Company’s equity losses during fiscal 2007. The $739 write-down recognized during the fourth quarter of fiscal 2006 represented the Company’s proportionate share of the write-down of Eddie Bauer Germany’s fixed asset and inventory balances to their net realizable value. During fiscal 2006 and fiscal 2007, the Company forgave collections of $1.9 million and $1.5 million, respectively, of royalty accounts receivables from Eddie Bauer Germany to fund its portion of the Company’s share of losses related to Eddie Bauer Germany’s store closing costs and previously unfunded losses of Eddie Bauer Germany. These represented non-cash transactions that the Company reflected as a reduction to its accounts receivable balance and an increase to its investment in Eddie Bauer Germany during fiscal 2006 and fiscal 2007. See Note 20 for additional information related to the Company’s investment in Eddie Bauer Germany subsequent to year-end.

During fiscal 2007, fiscal 2006 and the six months ended July 2, 2005, the Company received distributions of $388, $362 and $300, respectively, from Eddie Bauer Japan related to distributions of its earnings as approved by the board of directors of Eddie Bauer Japan.

The Company had accounts receivable, investment balances and royalty income of:

	Eddie Bauer	Eddie Bauer
	Japan	Germany

Accounts receivable:
December 29, 2007 (Successor)	$1,671	$987
December 30, 2006 (Successor)	1,521	122
Investment:
December 29, 2007 (Successor)	$12,717	$3,786
December 30, 2006 (Successor)	12,855	3,142
Royalty income:
2007 (Successor)	$4,440	$1,901
2006 (Successor)	4,647	1,979
Six months ended December 31, 2005 (Successor)	2,082	1,012
Six months ended July 2, 2005 (Predecessor)	2,021	985

(10)	Debt

Senior Secured Revolving Credit Facility

On June 21, 2005, Eddie Bauer, Inc. executed a loan and security agreement with Bank of America, N.A., General Electric Capital Corporation and The CIT Group/Business Credit, Inc (“Revolving Lenders”). The senior secured revolving credit facility is comprised of a revolving line of credit consisting of revolving loans and letters of credit up to $150 million to fund working capital needs.

Advances under the revolving credit facility may not exceed a borrowing base equal to various percentages of Eddie Bauer, Inc.’s eligible accounts receivable balances and eligible inventory, less specified reserves. The revolving credit facility is secured by a first lien on Eddie Bauer, Inc.’s inventory and certain accounts receivable balances and by a second lien on all of Eddie Bauer, Inc.’s other assets other than the

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Company’s Groveport, Ohio facility. The revolving credit facility is guaranteed by Eddie Bauer and certain of its subsidiaries. The Company’s availability under the revolving credit facility was $101.3 million as of December 29, 2007. As of December 29, 2007, the Company had $8.4 million of letters of credit outstanding and no amounts had been drawn under the revolving credit facility.

Borrowings under the revolving credit facility bear interest at:

•	LIBOR plus 1.25% if the average aggregate outstanding (based upon the preceding calendar month) is less than $75 million; or

•	LIBOR plus 1.50% if the average aggregate outstanding is greater than or equal to $75 million.

The weighted average interest rate paid by the Company on the outstanding revolving credit facility for fiscal 2007 and fiscal 2006 was 6.5% and 7.2%, respectively. In addition, the Company is required to pay an unused commitment fee of 0.25% per annum on the unused amount, plus a letter of credit fee. The revolving credit facility is scheduled to terminate on June 21, 2010.

The agreement requires that at any time the availability under the agreement is less than 10% of the maximum revolver available, the Company is required to maintain a consolidated fixed charge coverage ratio (as defined therein) of at least 1.25:1.00. The agreement also limits the Company’s capital expenditures (net of landlord contributions) to $60 million in 2007 and 2008, and $70 million in 2009 and 2010. Finally, there are additional covenants that restrict the Company from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in its capital stock; from entering into certain guarantees; from incurring debt and liens subject to limits specified within the agreement; and other customary covenants. In April 2006, the Company obtained waivers from the lenders for certain defaults and events of default under the revolving credit facility relating primarily to previously due financial and business reports and, in connection with name changes of two subsidiaries, the perfection of security interests in collateral and notice requirements. As of December 29, 2007, the Company’s availability under the agreement was not less than 10% of the maximum revolver available.

To facilitate the issuance of the Company’s convertible senior notes and the amendment and restatement of the Company’s senior secured term loan described below, Eddie Bauer, Inc. executed a First Amendment and Waiver to a loan and security agreement on April 4, 2007 with the Revolving Lenders to specifically permit the issuance by the Company of the convertible senior notes described below.

Senior Secured Term Loan

On June 21, 2005, Eddie Bauer, Inc. entered into a $300 million senior secured term loan agreement (“Prior Term Loan”) with various lenders and JP Morgan Chase Bank, N.A. as administrative agent. In April 2006, in view of the Company’s expectation that it would not meet certain financial covenants contained in the Prior Term Loan, and to provide the Company with additional flexibility to pursue its turnaround strategy, the Company and the lenders amended certain provisions of the term loan relating primarily to financial covenant ratios and operational covenants (including capital expenditures, permitted collateral sales and store openings/closings). In April 2006, in connection with the Prior Term Loan amendment, the Company obtained waivers from the lenders for certain defaults and events of default under the Prior Term Loan relating primarily to previously due financial and business reports and, in connection with name changes of two subsidiaries, the perfection of security interests in collateral and notice requirements. As a result of the Prior Term Loan amendment, the interest rates were increased by 1.50% per annum over what the prior agreement required, which rates would be reduced by 0.50% when the Prior Term Loan balance was reduced below $225 million as a result of asset sales or voluntary prepayments from operating cash flow.

In accordance with the Prior Term Loan, the Company was required to repay $750 on a quarterly basis from September 30, 2005 through March 31, 2011, with the remaining balance due upon maturity of the loan

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

on June 21, 2011. The Prior Term Loan was secured by a first lien on certain of the Company’s real estate assets and trademarks and by a second lien on all of the Company’s other assets. Interest on the Prior Term Loan was calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.50% to 3.25% in the case of base rate loans, or LIBOR plus 3.50% to 4.25% in the case of Eurodollar loans, based upon the Company’s corporate credit rating issued from time-to-time by Moody’s and Standard & Poor’s, provided that interest on the loan would be increased by 0.50% until the date that the aggregate principal amount of the loans outstanding was less than $225 million as a result of asset sales or voluntary prepayments from operating cash flow.

The Prior Term Loan included financial covenants, including a consolidated leverage ratio (as defined therein) and a consolidated fixed charge coverage ratio (as defined therein). In addition to the financial covenants, the agreement limited the Company’s capital expenditures (net of landlord contributions) to $45 million in 2007, $60 million in 2008, and $70 million in each of 2009, 2010 and 2011. Finally, there were additional covenants that restricted the Company from entering into certain merger, consolidation and sale transactions outside the normal course of business; making certain distributions or changes in its capital stock; entering into certain guarantees; incurring debt and liens subject to limits specified within the agreement; and other customary covenants. The covenant relief that the Company obtained as a result of the April 2006 amendment to the Prior Term Loan would have expired after the first quarter of 2007 resulting in the reestablishment of the original terms related to the financial covenants. As a result of the Company’s expectation that it would not meet certain of the financial covenants during 2007, it entered into the refinancing transaction discussed below during April of 2007.

Refinancing Transaction

On April 4, 2007, Eddie Bauer, Inc. entered into an Amended and Restated Term Loan Agreement with various lenders, Goldman Sachs Credit Partners L.P., as syndication agent, and JP Morgan Chase Bank, N.A., as administrative agent (the “Amended Term Loan Agreement”). The Amended Term Loan Agreement amends the Prior Term Loan. In connection with the Amended Term Loan Agreement, $48.8 million of the loans were prepaid, reducing the principal balance of the Prior Term Loan from $273.8 million to $225 million. The Company recognized a loss on extinguishment of debt of $3.3 million in April 2007, which represented the unamortized deferred financing fees of the Prior Term Loan. This loss on extinguishment was reflected within other income, net on the Company’s statement of operations during fiscal 2007. The Company incurred $6.0 million of financing fees related to the Amended Term Loan Agreement and convertible notes (discussed further below), which the Company capitalized as deferred financing fees. These deferred financing fees are being amortized over the life of the Amended Term Loan Agreement and convertible notes. The Amended Term Loan Agreement extends the maturity date of the Prior Term Loan to April 1, 2014, and amends certain covenants of the Prior Term Loan. As of December 29, 2007, $196.2 million was outstanding under the term loan of which $166.2 million were in Eurodollar loans and $30.0 million were base rate loans.

Interest under the Amended Term Loan Agreement is calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.25% in the case of base rate loans, or LIBOR plus 3.25% for Eurodollar loans. Interest requirements for both base rate loans and Eurodollar loans are reset on a monthly basis. As of December 29, 2007, the Amended Term Loan had an interest rate of LIBOR of 4.83% plus 3.25%, for a total interest rate of 8.08% for Eurodollar loans and an interest rate of prime of 7.25% plus 2.25%, for a total interest rate of 9.50% for base rate loans. Interest is payable quarterly on the last day of each March, June, September and December for base rate loans, and for Eurodollar loans having an interest period of three months or less, the last day of such interest period or for Eurodollar loans having an interest period of longer than three months, each day that is three months after the first day of such interest period.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The Amended Term Loan is secured by a first lien on certain real estate assets and trademarks and by a second lien on substantially all of the other assets of the Company, Eddie Bauer, Inc. and its subsidiaries.

In accordance with the Amended Term Loan Agreement, the Company is required to repay $562.5 on a quarterly basis from June 30, 2007 through December 31, 2013, with the remaining balance due upon maturity of the loan on April 1, 2014. The Amended Term Loan Agreement includes mandatory prepayment provisions, including prepayment requirements related to asset sales, future indebtedness, capital transactions, and a requirement that 50% (reduced to 25% if the Company’s consolidated senior secured leverage ratio (as defined therein) on the last day of the relevant fiscal year is not greater than 2.00 to 1.00) of any “excess cash flows,” as defined in the Amended Term Loan Agreement and measured on an annual basis beginning December 31, 2007, be applied to repayment of the loan. In the event the Company makes voluntary prepayments or mandatory prepayments as a result of asset sales or other transactions as specified within the agreement, future principal payments are reduced in accordance with the terms of the Amended Term Loan Agreement. As discussed in Note 7, the Company sold its interest in its financing receivables in December 2007. As a result of this asset sale, the Company was required to use the net cash proceeds from the sale as a payment under its Amended Term Loan. Accordingly, the Company repaid $7,713 of its outstanding term loan balance on December 10, 2007. See Note 20 for discussion of the additional payment made by the Company in February 2008 related to additional proceeds received by the Company related to the sale of its financing receivables. Additionally, the Company made a voluntary prepayment of $20,000 on December 27, 2007. As of December 29, 2007, there was no excess cash flow payment requirement as defined within the Amended Term Loan Agreement. As a result of the Company’s prepayments made in December 2007, the Company is not required to make any of the scheduled repayments under the terms of the Amended and Term Loan Agreement and accordingly the remaining balance outstanding under the Amended Term Loan is not required to be repaid until the term loan’s maturity date on April 1, 2014. The Company is required to make repayments to the Amended Term Loan resulting from “excess cash flows” and “asset sales”, as such are defined within the Amended Term Loan Agreement.

The financial covenants under the Amended Term Loan Agreement include:

The Company’s consolidated senior secured leverage ratio calculated on a trailing basis must be equal to or less than:

•	5.75 to 1.00 for the fiscal quarter ending December 31, 2007;

•	5.50 to 1.00 for the fiscal quarters ending March 31, 2008 and June 30, 2008;

•	5.25 to 1.00 for the fiscal quarter ending September 30, 2008;

•	5.00 to 1.00 for the fiscal quarter ending December 31, 2008;

•	4.00 to 1.00 for the fiscal quarters ending March 31, 2009 and June 30, 2009;

•	3.75 to 1.00 for the fiscal quarter ending September 30, 2009;

•	3.50 to 1.00 for the fiscal quarter ending December 31, 2009; and

•	thereafter being reduced on a graduated basis to 2.50 at March 31, 2012 and beyond.

In addition, the Company’s consolidated fixed charge coverage ratio (as defined therein) calculated on a trailing four fiscal quarter basis must be equal to or greater than:

•	0.75 to 1.00 for the fiscal quarter ending December 31, 2007;

•	0.80 to 1.00 for the fiscal quarter ending March 31, 2008;

•	0.90 to 1.00 for the fiscal quarters ending June 30, 2008 through December 31, 2008; and

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

•	thereafter increasing on a graduated basis to 1.10 to 1.00 at March 31, 2012 and beyond.

Certain of the financial covenants under the Amended Term Loan Agreement are less restrictive than the financial covenants contained within the Prior Term Loan. The Amended Term Loan Agreement also limits the capital expenditures of the Company and its subsidiaries (net of landlord contributions) to $45 million in 2007, $50 million in 2008, $60 million in 2009, and $70 million in 2010 through 2014. Finally, there are additional covenants that restrict the Company and its subsidiaries from entering into certain merger, consolidation and sale transactions outside the normal course of business, making certain distributions or changes in its capital stock, entering into certain guarantees, incurring debt and liens subject to limits specified within the agreement, and other customary covenants. As of December 29, 2007, the Company’s most recent quarterly compliance reporting date, the Company was in compliance with the covenants of the Amended Term Loan Agreement.

Convertible Notes

On April 4, 2007, the Company closed its offering of $75 million aggregate principal amount of convertible senior notes. The convertible notes have a maturity date of April 1, 2014 and pay interest at an annual rate of 5.25% semiannually in arrears on April 1 and October 1 of each year, beginning October 1, 2007 unless earlier redeemed, repurchased or converted. The Company filed a shelf registration statement in July 2007 under the Securities Act of 1933 relating to the resale of the convertible notes and the common stock to be issued upon conversion of the convertible notes pursuant to a registration rights agreement. The shelf registration statement was declared effective on September 7, 2007. See further description of the Company’s requirements under the registration rights agreement in Note 17.

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

As a result of the requirement that the Company settle any conversion of the notes occurring prior to the termination of the ownership limitations contained in its certificate of incorporation in cash, the conversion features contained within the convertible notes are deemed to be an embedded derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). In accordance with SFAS 133, the embedded derivative related to the conversion features requires bifurcation from the debt component of the convertible notes and a separate valuation. The Company recognizes the embedded derivative as an asset or liability on its balance sheet and measures it at its estimated fair value, and recognizes changes in its estimated fair value in other income, net in the period of change.

The Company estimated the fair value of the embedded derivative primarily using a Black-Scholes model and other valuation methodologies which resulted in an estimated fair value of $21,225 as of the issuance date for the convertible notes. The estimated fair value of the conversion features is recorded with the convertible note liability on the Company’s balance sheet. In accordance with SFAS 133, the estimated fair value of the embedded derivative is adjusted at each reporting date. The Company estimated the fair value of the conversion features to be $10,742 as of December 29, 2007 and recognized $10,483 within other income, net during fiscal 2007. The decline in the estimated fair value of the Company’s derivative liability since the issuance date for the convertible notes was primarily a result of the decline in the Company’s common stock price.

As a result of the bifurcation of the embedded derivative related to the conversion features of the notes under SFAS 133, the carrying value of the convertible notes at issuance was $53,775. The Company is accreting the difference between the face value of the notes and the carrying value, which totaled $21,225 as of the date of issuance, as a charge to interest expense using the effective interest rate method over the term of the convertible notes. The Company recognized $1,596 of discount amortization within interest expense during fiscal 2007, which resulted in an effective interest rate of approximately 11.05% related to the convertible notes. The unamortized discount was $19,629 at December 29, 2007.

Maturities of the Company’s long-term debt, including the $75 million in convertible notes, totaled $271,162 as of December 29, 2007, of which all is due in 2014. The $271,162 to be paid in 2014 excludes any mandatory prepayment provisions under the Company’s senior term loan as discussed above and assumes no conversion of the convertible notes prior to their scheduled maturity date of April 1, 2014.

(11)	Derivatives

The Company uses derivative instruments primarily to manage exposure to fluctuations in interest rates, to lower its overall costs of financing and to manage the mix of floating- and fixed-rate debt in its portfolio. The Company’s derivative instruments as of December 29, 2007 and December 30, 2006 included an interest rate swap agreement. Additionally, the Company’s convertible notes include an embedded derivative as discussed further in Note 10. Prior to the amendment of its Prior Term Loan, the Company had an interest rate swap which totaled $147,750 as of December 30, 2006. The interest rate swap agreement effectively converted 50% of the outstanding amount under the term loan, which had floating-rate debt, to a fixed-rate by having the

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Company pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement was made for the difference between the fixed rate of 4.665% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The interest rate swap agreement was designated as a cash flow hedge to the Prior Term Loan, and was scheduled to terminate in conjunction with the termination of the Prior Term Loan in June 2011. On April 4, 2007, the Company terminated its interest rate swap agreement as a result of its entering into the Amended Term Loan Agreement. Upon termination, the Company received $1,015 in settlement of the interest rate swap and recognized a gain of $63 within other income, net on the Company’s statement of operations.

On April 5, 2007, the Company entered into a new interest rate swap agreement and designated the new interest rate swap agreement as a cash flow hedge of the Amended Term Loan. The new interest rate swap agreement had a notional amount of $99,250 as of December 29, 2007. The interest rate swap agreement effectively converts a portion of the outstanding amount under the Amended Term Loan, which has a floating rate of interest, to a fixed-rate by having the Company pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. No portion of the interest rate swap was excluded from the assessment of the hedge’s effectiveness. Because all critical terms of the derivative hedging instrument and the hedged forecasted transaction were not identical, the interest rate swap did not qualify for the “shortcut method” of accounting as defined in SFAS 133. On a quarterly basis, the Company assesses and measures the effectiveness of the cash flow hedge using the changes in variable cash flows method. In performing its assessment as of December 29, 2007, the fair value of the interest rate swap was determined to be a liability of $4,130 and the changes in the cash flows of the derivative hedging instrument were within 80 to 125 percent of the opposite change in the cash flows of the hedged forecasted transaction and therefore the Company concluded that the hedge was highly effective. Accordingly, the Company recorded the effective portion of the cash flow hedge, which totaled $4,130 ($2,559 net of tax) as of December 29, 2007 within other comprehensive loss on its balance sheet. No amount of the cash flow hedge was determined to be ineffective. The amounts reflected in other comprehensive loss will be reclassified into interest expense in the same period in which the hedged debt affects interest expense. The Company estimates that no amounts will be reclassified into interest expense within the next 12 months. No amounts were recognized in the statement of operations resulting from a cash flow hedge for which it was not probable that the original forecasted transaction would occur. The new interest rate swap agreement is scheduled to terminate in April 2012.

(12)	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are a reasonable estimate of their fair value due to the short-term nature of these instruments.

The carrying value of the Company’s senior term loan as of December 29, 2007 and December 30, 2006 was $196.2 million and $274.5 million, respectively. The Company estimated the fair value of its senior term loan to be $176.5 million and $274.5 million as of December 29, 2007 and December 30, 2006, respectively. The fair value estimate was based upon market quotes obtained from external sources.

As of December 29, 2007 and December 30, 2006, the Company was a party to an interest rate swap agreement with notional values of $99.3 million and $147.8 million, respectively. The Company estimated the fair value of the interest rate swap agreement to be a liability of $4,130 as of December 29, 2007 and an asset of $1,729 as of December 30, 2006, based upon the discounted present value of the future net cash flows of the interest rate swap.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(13)	Supplemental Financial Information

Supplemental Statement of Operations Information:

Depreciation and amortization:

			Successor	Predecessor
			Six Months	Six Months
	Successor	Successor	Ended	Ended
	Fiscal	Fiscal	December 31,	July 2,
	2007	2006	2005	2005
Depreciation	$39,222	$44,247	$20,533	$15,191
Amortization of internal-use software	508	1,090	862	980
Amortization of deferred financing costs	955	788	283	—
Amortization of convertible note discount	1,596	—	—	—
Amortization of intangible assets	8,052	9,369	4,911	—

Total depreciation and amortization	$50,333	$55,494	$26,589	$16,171

Other Income, Net:

			Successor	Predecessor
			Six Months	Six Months
	Successor	Successor	Ended	Ended
	Fiscal	Fiscal	December 31,	July 2,
	2007	2006	2005	2005
Net accretion of financing receivables/payables	$5,531	$1,791	$873	$—
Gain on fair value adjustment of net financing receivables/payables	—	466	—	—
Gain on sale of net financing receivables/payables	9,303	—	—	—
Loss on extinguishment of debt	(3,284)	—	—	—
Fair value adjustment of convertible note embedded derivative liability	10,483	—	—	—
Interest rate swap gain	228	—	787	—
Interest income and other	1,434	774	259	—

Total other income, net	$23,695	$3,031	$1,919	$—

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Supplemental Balance Sheet Information:

Property and equipment:

	Successor	Successor
	December 29,	December 30,
	2007	2006

Land	$7,471	$7,471
Buildings and improvements	50,233	50,193
Leasehold improvements	145,740	106,035
Fixtures and equipment	67,889	60,510
Construction in progress	14,327	10,990

	285,660	235,199
Less: accumulated depreciation and amortization	(90,557)	(57,855)

Property and equipment, net	$195,103	$177,344

Accrued Expenses:

	Successor	Successor
	December 29,	December 30,
	2007	2006

Salaries and wages	$16,904	$11,901
Sales, payroll and business taxes	12,301	14,113
Allowance for sales returns	15,142	15,566
Gift certificates and other customer deposits	45,322	46,620
Other accrued expenses	17,367	12,260

Total accrued expenses	$107,036	$100,460

Accumulated Other Comprehensive Income:

	Successor	Successor
	December 29,	December 30,
	2007	2006

Net foreign currency translation, net of tax	$2,169	$—
Fair value adjustment of cash flow hedge, net of tax	(2,559)	583
Unrecognized obligations related to pension and post-retirement plans, net of tax	5,028	2,281

Total accumulated other comprehensive income	$4,638	$2,864

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(14)	Income Taxes

Income Tax Expense (Benefit)

The components of income tax expense (benefit) were as follows:

			Successor	Predecessor
			Six Months	Six Months
	Successor	Successor	Ended	Ended
	Fiscal	Fiscal	December 31,	July 2,
	2007	2006	2005	2005
Current:
Federal	$2,082	$1,739	$1,718	$40,753
State	632	—	1,774	4,397
Foreign	5,195	5,305	3,060	1,084

	$7,909	$7,044	$6,552	$46,234

Deferred:
Federal	$60,455	$49,909	$7,698	$2,375
State	1,436	9,211	1,150	1,173
Foreign	(607)	(633)	(755)	620

	61,284	58,487	8,093	4,168

Total income tax expense	$69,193	$65,531	$14,645	$50,402

The Company’s current Federal tax expense relates primarily to alternative minimum tax (“AMT”) liabilities. Foreign current tax expense relates to income generated by the Company’s Canadian operations.

The differences between the provision (benefit) for income taxes at the U.S. statutory rate and the amounts shown in the consolidated and combined statements of operations for fiscal 2007, fiscal 2006, the six months ended December 31, 2005 and six months ended July 2, 2005 are included in the table below. The increase in the Company’s income tax provision related to the non-deductible interest expense and gain on the sale of its financing receivables resulted primarily from the fact that the cash the Company collected related to the financing receivables is included in the Company’s taxable income; however the majority of the related note payments (equal to 90% of the cash receipts) the Company made to the Creditor’s Trust are non-deductible for income tax purposes. See further discussion below of the increases to the Company’s valuation allowance.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

			Successor Six	Predecessor
	Successor	Successor	Months Ended	Six Months Ended
	Fiscal	Fiscal	December 31,	July 2,
	2007	2006	2005	2005
Income tax benefit at U.S. statutory rate	$(11,384)	$(51,259)	$(2,346)	$41,434
State income taxes (net of Federal income tax expense/benefit)	(865)	(664)	1,271	5,058
Rate differential for foreign income taxes	263	343	519	2,184
Increase in valuation allowances	30,598	71,265	14,695	—
Non-deductible goodwill impairment	—	41,154	—	—
Non-deductible interest expense and gain on sale of financing receivables	46,524	5,814	1,131	—
Non-deductible reorganization costs	—	—	—	781
Increase to liabilities for unrecognized tax benefits	1,927	—	—	—
Basis difference in foreign subsidiaries	2,659	203	—	—
Nondeductible compensation	2,009	645	—	—
Fair value adjustment and discount amortization of convertible notes	(3,110)	—	—	—
Other nondeductible items	572	(1,970)	(625)	945

Income tax expense	$69,193	$65,531	$14,645	$50,402

Income (loss) from continuing operations before income tax expense (benefit) for fiscal 2007, fiscal 2006, the six months ended December 31, 2005 and six months ended July 2, 2005 were as follows:

			Successor	Predecessor
			Six Months	Six Months
	Successor	Successor	Ended	Ended
	Fiscal	Fiscal	December 31,	July 2,
	2007	2006	2005	2005
Income (loss) from U.S. operations	$(44,881)	$(158,287)	$(13,328)	$117,557
Income (loss) from foreign operations	12,356	12,369	6,625	(3,578)

Income (loss) from continuing operations before income tax expense	$(32,525)	$(145,918)	$(6,703)	$113,979

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred income tax assets and liabilities were as follows as of December 29, 2007 and December 30, 2006:

	Successor	Successor
	December 29,	December 30,
	2007	2006

Deferred tax assets — current:
Net operating loss carryforwards	$88	$9,000
Allowance for sales returns	3,302	3,412
Accrued vacation	2,387	2,018
Accrued severance	1,080	—
Reserve for store closings	412	1,339
Deferred revenue	1,084	1,580
Other	3,241	1,411

Subtotal	11,594	18,760
Less: Valuation allowance	(7,371)	(7,250)

Total deferred tax assets — current	4,223	11,510
Deferred tax liabilities — current:
Prepaid expenses	(3,198)	(2,105)
Capitalized inventory costs	(7,381)	(6,760)
Other	—	(300)

Total deferred tax liabilities — current	(10,579)	(9,165)

Net deferred tax assets (liabilities) — current	$(6,356)	$2,345

Deferred tax assets — noncurrent:
Net operating loss carryforwards	$139,340	$180,137
Deferred rent obligations/ Unfavorable lease obligations, net	18,830	10,473
Pension and other post-retirement benefit liabilities	4,038	6,180
Stock-based compensation	2,713	2,802
AMT credits	6,661	3,030
Other	3,171	369

Subtotal	$174,753	$202,991
Less: Valuation allowance	(111,106)	(77,590)

Total deferred tax assets — non-current	$63,647	$125,401

Deferred tax liabilities — noncurrent:
Other intangible assets, net	$(79,910)	$(81,683)
Property and equipment, net	(7,195)	(9,201)
Receivables related to securitization interests	—	(17,605)
Unremitted foreign earnings	(4,294)	—
Equity investments in foreign joint ventures	(1,268)	(942)
Other	(1,470)	—

Total deferred tax liabilities — noncurrent	(94,137)	(109,431)

Net deferred tax assets (liabilities) — noncurrent	$(30,490)	$15,970

NOLs and Related Valuation Allowances

Prior to the Company’s emergence from bankruptcy, the Company was included in the consolidated Federal income tax return of Spiegel’s majority stockholder, Spiegel Holdings, Inc. As established in the Plan of Reorganization, on July 2, 2005, ownership of two Spiegel subsidiaries, FSAC and SAC, were transferred to Eddie Bauer. Both FSAC and SAC had significant U.S. Federal NOLs, which were estimated to be

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

approximately $699 million ($271 million tax affected) as of July 2, 2005. With respect to its Federal NOLs, the Company concluded as of its fresh start reporting date on July 2, 2005 that it was more likely than not that its Federal NOLs would be utilized. However, the Company established a full valuation allowance related to its state NOLs which the Company estimated to be $19.8 million tax affected as of the Company’s fresh start reporting date. The Company had no material foreign net operating loss carryforwards as of July 2, 2005.

The Internal Revenue Code’s Section 382 places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes to a company’s ownership occur. The Company had originally intended to avail itself of an exception to the change in ownership rules arising from the issuance of the Eddie Bauer common stock to the respective creditors under the approved Plan of Reorganization. That exception would have required the Company not to have had another ownership change for two years following the bankruptcy stock issuance. As a consequence, the Company established within its certification of incorporation certain trading restrictions and ownership limitations relating to its common stock such that (i) no person may acquire or accumulate 4.75% or more of the Company’s common stock or other class of equity and (ii) no person owning directly or indirectly 4.75% or more of the Company’s common stock or other class of equity may acquire additional shares without meeting certain notice and prior approval requirements as set forth in the Company’s certificate of incorporation. Any transfers of the Company’s common stock in violation of these ownership limitations would be null and void, unless the transferor or transferee, upon providing at least 15 days prior written notice of the transfer, obtains written consent for the proposed transfer from a majority of the Company’s board of directors. These trading restrictions and ownership limitations expire under certain circumstances, but in no event later than January 4, 2009.

Prior to filing its 2005 tax returns, the Company reevaluated the above-discussed exception and had Spiegel Holdings elect to treat the bankruptcy stock issuance as a Section 382 ownership change. Due to the valuation of the stock of the Company upon the emergence from bankruptcy and application of the built-in gain rules of Section 382, the Company concluded as of its fresh-start reporting date that the Section 382 limitations calculated based upon the Company’s bankruptcy emergence were sufficiently large and, thus, no valuation allowance was necessary as a consequence of the bankruptcy-related ownership change.

At December 31, 2005 and December 30, 2006, the Company, however, concluded that a partial valuation allowance was required against its Federal NOLs as a consequence of the Section 382 ownership change it expected to occur once the trading restrictions and ownership limitations were lifted ( “anticipated change in control”). The Company assumed that the utilization of its NOLs would be further limited under Section 382. Accordingly, the Company included this anticipated change in control in determining its required valuation allowance during fiscal 2006 and the second half of fiscal 2005. The valuation allowance was determined by forecasting taxable income, subject to Section 382 limitations, in order to estimate the amount of NOL that would expire unutilized. See further discussion below of the Company’s change in estimated valuation allowance required as of December 29, 2007.

During the fourth quarter of fiscal 2005, the Company revised its long range forecast which resulted in a decrease in estimated taxable income in future years and an increase in the amount of Federal NOLs that would have expired and gone unused after considering the anticipated change in control. This change in forecast resulted in a $15,253 increase in the valuation allowance requirement. The Company’s valuation allowance related to its NOLs as of December 31, 2005, totaled $35,053, which included $19,800 related to its state NOLs and $15,253 related to its Federal NOLs.

The Company’s income tax expense for fiscal 2006 included $71,265 of expense to increase the Company’s valuation allowance related to its Federal NOLs, resulting from several changes in circumstances. First, the Company reassessed its long-range plan, which resulted in a decrease in the Company’s projected taxable income during 2006 and 2007 and an increase in the projected amounts of NOLs expected to expire unused. Also, the Company performed an updated valuation of its enterprise value and concluded that the Company’s enterprise value had declined. This decline in enterprise value resulted in a decrease in the amount

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

of expected NOL utilization allowed for the years of 2008 through 2023, and correspondingly, an increase in the estimated amount of NOLs that would have expired and gone unused. The Company’s valuation allowance totaled $84,840 as of December 30, 2006 and related solely to its Federal NOLs, which included a reduction to its Federal NOL valuation allowance of $1,678 related to immaterial errors from prior periods. During 2006, the Company also determined that, as of its fresh start reporting date, no state NOLs existed and accordingly reduced both its gross state NOLs and valuation allowance related to its state NOLs by $19,800, thereby resulting in no net impact to its net deferred tax assets or goodwill.

During the fourth quarter of 2007, the Company recorded an income tax expense of $26,080 to increase its valuation allowance related to its Federal NOLs, resulting from several changes in circumstances during 2007. First, the Company determined that the additional restrictions on Federal NOL utilization under Section 382 resulting from the anticipated change in control discussed above were no longer likely to occur. The Company made this conclusion as a result of the terminated merger agreement which occurred in fiscal 2007. Additionally, the Company had assumed that its board of directors would lift the ownership restrictions effective January 1, 2008, which did not occur. Accordingly, the Company used the original Section 382 limitation resulting from the bankruptcy-related ownership change, and no longer assumed a second change in control upon lapse of the ownership limitations when determining the valuation allowance required as of December 29, 2007. This change resulted in a higher Section 382 limitation, allowing for increased NOL utilization in the future. Also, in determining the amount of NOL carryforwards that were more likely than not expected to be realized, the Company determined that it would take into account only its projected taxable income for the next three fiscal years. The Company changed its assumption related to future years in which it could rely on having taxable income due to the Company’s recent history of book losses and taxable losses when excluding the taxable income generated by the Company’s financing receivables which it sold in December 2007. Using these assumptions, the Company estimated that a valuation allowance of $106,337 was required as of December 29, 2007 related to its Federal NOLs. This increase to the Company’s valuation allowance was offset by a reduction to the Company’s Federal NOLs and related valuation allowance by $4,583 in conjunction with its liabilities for unrecognized tax benefits discussed further below. The Company’s Federal NOLs as of December 29, 2007 were estimated to be approximately $124.9 million (tax affected) and expire in 2021 through 2023.

During the fourth quarter of 2007, in the course of preparing its 2006 state income tax returns, the Company received additional information from its prior parent company, Spiegel, related to certain state NOLs that existed as of the Company’s fresh start reporting date. The Company had previously assumed a full valuation allowance against these state NOLs as of its fresh start reporting date. The Company recorded an adjustment to reduce goodwill by $6,587 during the fourth quarter which included $2,725 for NOLs utilized during the second half of fiscal 2005 and during fiscal 2006 (with an offset to income tax expense); $1,496 for NOLs utilized during fiscal 2007 (which was reflected in the Company’s fiscal 2007 state tax expense); and $2,366 for state NOLs which will be utilized in future years and not expire unused. These adjustments were recorded as a reduction to goodwill. In accordance with SFAS 109, if a valuation allowance is recognized for some portion or all of an acquired entities’ deferred tax assets for tax operating loss carryforwards at the acquisition date, tax benefits for those items recognized in financial statements for a subsequent year should first be applied to reduce any goodwill related to the acquisition. Additionally, the Company generated $1,793 of state NOLs during fiscal 2007 which the Company provided a full valuation allowance as the Company expects these state NOLs to expire unused. The Company’s valuation allowance related to its state NOLs totaled $12,140 as of December 29, 2007. The state NOL valuation allowance as of December 20, 2007 included $10,347, which if reversed in a future period as a result of state NOLs determined to be realizable, would be reflected as a credit to goodwill. The Company’s state NOLs as of December 29, 2007 were estimated to be approximately $14.5 million (tax affected) and expire in 2008 through 2027.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize our deferred tax assets, net of our valuation allowances as of December 29, 2007.

FIN 48 Adoption and Liabilities for Unrecognized Tax Benefits

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $467 in its liabilities for unrecognized tax benefits which was accounted for as an increase to its January 1, 2007 balance of accumulated deficit of $329 and an increase in the balance of non-current deferred tax assets of $138. A rollforward of the Company’s liabilities for unrecognized tax benefits is as follows:

Successor
2007

Unrecognized tax benefits balance at January 1, 2007	$467
Increases for tax positions of prior years	279
Decreases for tax positions of prior years	—
Increases for tax positions of current year	1,359
Decreases for tax positions of current year	—
Settlements	—
Lapse in statute of limitations	—

Unrecognized tax benefits balance at December 29, 2007	$2,105

As discussed above, the Company determined that it had certain state NOLs as of its fresh start reporting date that were not known to the Company until fiscal 2007 that impacted the liabilities recorded by the Company upon its adoption of FIN 48. As a result of these state NOLs, the Company recorded an adjustment in the fourth quarter of 2007 to increase its income tax expense and reduce its goodwill by $430 related to its unrecognized tax benefits that existed as of the Company’s fresh start reporting date.

As of December 29, 2007, the Company’s unrecognized tax liabilities included $431 related to interest and penalties, which are recorded by the Company within income tax expense. Also included in the balance at December 29, 2007 was $2,256 of tax positions which, if recognized, would affect the Company’s effective tax rate in a future period. While it is expected that the amount of unrecognized tax benefits will change during 2008, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and state and local examinations by tax authorities for years prior to 2003, subject to certain exceptions. The Canadian Revenue Authority (“CRA”) commenced an examination of the Company’s subsidiaries’ Canadian federal income tax returns for 2002-2003 (Eddie Bauer Customer Services, Inc.) and 2003-2004 (Eddie Bauer Canada, Inc.). As of December 29, 2007 the CRA has not proposed significant adjustments to the tax returns as filed. The Company is not currently able to anticipate whether or not adjustments would result in a material change to its financial position.

(15)	Employee Benefit Plans

Historically, the Company participated in certain Spiegel employee benefit plans. Prior to the Effective Date, the Company’s combined statements of operations and balance sheets reflected the expense (benefit) and liabilities associated with the portion of these plans related only to the Company’s employees. Upon the Effective Date, the Spiegel post-retirement healthcare and life insurance plans and pension plan were

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

transferred to and assumed in total by Eddie Bauer. Accordingly, on such date, the liabilities associated with these plans, in addition to those liabilities related to the Company’s employees already reflected on the Company’s combined balance sheet, were reflected in the consolidated balance sheet of the Successor as of July 2, 2005. In accordance with the terms of the Spiegel pension plan, no new participants have been or will be added to the pension plan subsequent to the Effective Date.

401(k) Savings Plans and Spiegel Group Value in Partnership Profit Sharing

Eligible employees may elect to contribute up to 75% of their before-tax base salary and up to 5% of their after-tax base salary to a 401(k) savings plan, subject to IRS annual dollar limits. Eligible associates who are age 50 or older may also make “catch up” contributions in accordance with IRS guidelines. The Company matches the employee contribution amount dollar for dollar on the first 3% of before-tax base salary and 50 cents on the dollar for the next 3% of before-tax salary for salaried employees. Employees are 100% vested in their salary deferral contributions and after-tax contributions. Since January 1, 2006, employees have been 100% vested in any Company matching contributions. Employer matching contributions prior to January 1, 2006 are subject to vesting requirements as defined in the Company’s 401(k) plan. The Company’s cost of matching employees’ contributions to the plan was $2,480, $1,554, $952 and $1,067 for fiscal 2007, fiscal 2006, the six months ended December 31, 2005 and the six months ended July 2, 2005, respectively.

Post-retirement Healthcare and Life Insurance Plans

The Company, through the former Spiegel post-retirement plans, provides certain medical and life insurance benefits for eligible retired employees. The retirement plan is a defined benefit post-retirement health care and life insurance plan. The life insurance plan is closed to new participants and provides benefits for participants until death. The medical benefits continue until the earlier of death or age 65. The cost of these plans, the balances of plan assets and obligations and related assumptions are included in the tables below. The assets and obligations as of December 29, 2007 and December 30, 2006 are based upon actuarial valuations as of the Company’s annual measurement dates of October 1, 2007 and October 1, 2006, respectively. Disclosures related to the Predecessor for periods prior to July 2, 2005 include the costs and obligations related only to the Eddie Bauer and EBFS employees covered by the plans prior to the Company’s emergence from bankruptcy. Disclosures related to the Successor as of and subsequent to July 2, 2005 include the costs and obligations associated with all employees, including former Spiegel employees, covered by the plans.

The Company adopted SFAS 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“SFAS 158”), with the exception of the measurement requirements, effective during the fourth quarter of 2006. SFAS 158 requires the Company to recognize an asset or liability for the overfunded or underfunded status of their benefit plans. The pension asset or liability to be recognized equals the difference between the fair value of the plan’s assets and the accumulated benefit obligation for post-retirement benefit plans other than pension. The measurement requirements of SFAS 158, which require a company to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, will become effective for the Company as of the end of its 2008 fiscal year ending January 3, 2009.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Successor	Successor
	As of	As of
	December 29,	December 30,
	2007	2006

Funded Status:
Accumulated benefit obligation	$7,954	$8,399
Fair value of plan assets	—	—
Funded status	$(7,954)	$(8,399)
Unrecognized net actuarial (gain)/loss	—	—
Unrecognized net prior service cost	—	—

Accrued benefit cost	$(7,954)	$(8,399)

	Successor	Successor
	As of	As of
	December 29,	December 30,
	2007	2006

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$—	$—
Accrued benefit liability — current	(572)	(654)
Accrued benefit liability — noncurrent	(7,382)	(7,745)
Accumulated other comprehensive income, pre-tax	(3,124)	(2,707)

Net amount recognized	$(11,078)	$(11,106)

	Successor	Successor
	Fiscal	Fiscal
	2007	2006

Projected Benefit Obligation:
Benefit obligation as of beginning of period	$8,475	$10,370
Service cost	250	247
Interest cost	485	472
Participant contributions	519	610
Benefits paid	(1,098)	(1,084)
Actuarial (gain)/loss	(570)	(1,574)
Plan amendments/curtailment gain	—	(566)

Benefit obligation as of end of period	$8,061	$8,475

The benefit obligations of $8,061 and $8,475 per the projected benefit obligation rollforwards above represent the Company’s benefit obligations as of the Company’s measurement dates of October 1, 2007 and October 1, 2006, respectively. The accrued benefit costs of $7,954 and $8,399 per the funded status table above have been adjusted for contributions of $107 and $76 which were made during the fourth quarters of 2007 and 2006, respectively.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Successor	Successor
	Fiscal	Fiscal
	2007	2006

Fair Value of Plan Assets:
Fair value of plan assets as of beginning of period	$—	$—
Employer contributions	579	474
Participant contributions	519	610
Benefits paid	(1,098)	(1,084)

Fair value of plan assets as of end of period	$—	$—

			Successor	Predecessor
			Six Months	Six Months
	Successor	Successor	Ended December	Ended July
	2007	2006	31, 2005	2, 2005
Net benefit cost:
Service cost	$250	$247	$175	$123
Interest cost	485	472	274	88
Amortization of prior service cost	(71)	(71)	—	(47)
Recognized net actuarial (gain)/loss	(82)	(80)	—	17
Curtailment gain	—	—	—	—

Total expense	$582	$568	$449	$181

	Successor	Successor
	2007	2006

Other changes in Plan Assets and Benefit Obligations recognized in Other Comprehensive (Income) Loss:
Transition obligation	$—	—
Prior service cost (credit)	(424)	(495)
Net actuarial (gain) loss	(2,700)	(2,212)
Amortization of net transition obligation (asset)	—	—
Amortization of prior service cost	—	—
Amortization of net actuarial (gain) loss	—	—

Total recognized in other comprehensive income, pre-tax	$(3,124)	$(2,707)

The estimated amounts of prior service costs and net actuarial gains expected to be amortized from other comprehensive income into net periodic pension cost during fiscal 2008 are $(71) and $(124), respectively.

Assumptions:

For measurement purposes, an 8.5%, 9% and 10% annual rate of increase in the per capita cost of covered health care benefits (i.e., health care cost trend rate) was assumed for fiscal 2007, 2006 and 2005, respectively. The health care cost trend rate is intended to represent the underlying cost of each health care delivery type and includes other components such as general and medical inflation, overall changes in utilization and mix of services, aging of total population, technology, malpractice, cost shifting from non-paying individuals and other external influences and is expected to decrease over the next several years with an ultimate rate of 5.0% in fiscal 2014. A one-percentage point increase in assumed health care cost trend rates would have increased the post-retirement benefit obligation by $408 as of December 29, 2007 and the

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

related expense by $69 for fiscal 2007. A one-percentage point decrease in assumed health care cost trend rates would have decreased the post-retirement benefit obligation by $358 as of December 29, 2007 and the related expense by $58 for fiscal 2007. The discount rates utilized to calculate the figures included above were 6.14% and 5.78% as of December 29, 2007 and December 30, 2006, respectively.

Contributions:

In fiscal 2008, expected contributions to the post-retirement benefit plans are $572.

Estimated Future Benefit Payments:

The following is a schedule of estimated future post-retirement benefits payments as of December 29, 2007:

Fiscal
2008	$572
2009	542
2010	586
2011	589
2012	599
2013-2017	3,473

$6,361

Pension Plan

As discussed above, the Company assumed the costs and obligations associated with the former Spiegel pension plan upon the Company’s emergence from bankruptcy. Prior to the Company’s emergence from bankruptcy, certain employees of the Company participated in the Spiegel pension plan. During these periods, the combined statements of operations included an allocated management fee for these employees. The cost of this plan, the balances of plan assets and obligations and related assumptions as of and subsequent to July 2, 2005 are included in the tables below. Included in the tables below are the assets and obligations as of December 29, 2007 and December 30, 2006, which are based upon actuarial valuations prepared as of September 30, 2007 and September 30, 2006, respectively, which were the plan’s annual measurement dates.

The Company adopted SFAS 158, with the exception of the measurement requirements, effective during the fourth quarter of 2006. SFAS 158 requires the Company to recognize an asset or liability for the overfunded or underfunded status of their pension plans. The pension asset or liability to be recognized equals the difference between the fair value of the plan’s assets and the projected benefit obligation for the pension plan. The measurement requirements of SFAS 158, which require a company to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, will become effective for the Company as of the end of its 2008 fiscal year ending January 3, 2009.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Successor	Successor
	As of	As of
	December 29,	December 30,
	2007	2006

Funded Status:
Projected benefit obligation	$48,275	$52,056
Fair value of plan assets	46,155	44,470

Funded status	$(2,120)	$(7,586)
Unrecognized net actuarial gain	(4,991)	(974)

Accrued pension cost	$(7,111)	$(8,560)

	Successor	Successor
	As of	As of
	December 29,	December 30,
	2007	2006

Amounts recognized in the balance sheet consist of:
Accrued benefit liability — current liabilities	$—	$—
Accrued benefit liability — non-current liabilities	(2,120)	(7,586)
Accumulated other comprehensive income, pre-tax	(4,991)	(974)

Net amount recognized	$(7,111)	$(8,560)

	Successor	Successor
	2007	2006

Projected Benefit Obligation:
Projected benefit obligation at beginning of period	$52,056	$55,717
Service cost	—	—
Interest cost	2,849	2,924
Benefits paid	(4,897)	(5,057)
Actuarial gain	(1,733)	(1,528)

Projected benefit obligation at end of period	$48,275	$52,056

	Successor	Successor
	2007	2006

Fair value of Plan Assets:
Fair value of plan assets at beginning of period	$44,470	$45,933
Actual return on plan assets	5,891	3,594
Employer contributions	691	—
Benefits paid	(4,897)	(5,057)

Fair value of plan assets at end of period	$46,155	$44,470

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

			Successor
			Six Months Ended
	Successor	Successor	December 31,
	2007	2006	2005

Net periodic pension cost:
Service cost	$—	$—	$—
Interest cost	2,849	2,924	1,546
Expected return on plan assets	(3,607)	(3,687)	(1,875)

Total benefit	$(758)	$(763)	$(329)

	Successor	Successor
	2007	2006

Other changes in Plan Assets and Benefit Obligations recognized in Other Comprehensive (Income) Loss:
Transition obligation	$—	—
Prior service cost (credit)	—	—
Net actuarial (gain) loss	(4,991)	(974)
Amortization of net transition obligation (asset)	—	—
Amortization of prior service cost	—	—
Amortization of net actuarial (gain) loss	—	—

Total recognized in other comprehensive income, pre-tax	$(4,991)	$(974)

The estimated net actuarial gains expected to be amortized from other comprehensive income into net periodic pension cost during fiscal 2008 is ($8).

Assumptions:

The weighted-average assumptions used to determine the benefit obligation as of the September 30, 2007 and September 30, 2006 measurement dates included discount rates of 6.00% and 5.75%, respectively.

The weighted-average assumptions used to determine the net periodic pension cost (benefit) for fiscal 2007, fiscal 2006 and the six months ended December 31, 2005 included discount rates of 5.75%, 5.50% and 5.75%, respectively, and expected returns on plan assets of 8.50% for all three periods.

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

Plan Assets:

The pension plan asset allocations as of the September 30, 2007 and September 30, 2006 measurement dates by asset category were as follows:

	As of	As of
	September 30,	September 30,
	2007	2006

Asset Category:
Equity securities	62%	61%
Debt securities	37%	38%
Real estate	0%	0%
Other	1%	1%
Total	100%	100%

The Company maintains target allocation percentages among various asset classes based on an investment policy established for the pension plan, which is designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash flows. The target allocation percentages as of September 30, 2007 were: equity securities of 60%; debt securities of 38%; and other of 2%. The Company reviews its investment policy from time to time to ensure consistency with its long-term objective of meeting the plan’s minimum required contribution.

Contributions:

The Company made contributions of $691 to its pension plan during fiscal 2007 and expects to make no contributions during fiscal 2008.

Estimated Future Benefit Payments:

The following is a schedule of estimated future pension benefit payments, which reflect expected future service, as appropriate:

Fiscal:
2008	$4,790
2009	4,704
2010	4,584
2011	4,455
2012	4,331
2013-2017	19,269

(16)	Stock Based Compensation

In August 2005, the Company’s board of directors adopted the Eddie Bauer Holdings, Inc. 2005 Stock Incentive Plan (the “Stock Incentive Plan”), as amended on November 3, 2005, December 8, 2005 and April 29, 2007. The Stock Incentive Plan was approved by the Company’s stockholders on June 12, 2007. The Stock Incentive Plan will remain effective for ten years if not sooner terminated by the Company’s board of directors. The Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted awards, performance awards, stock appreciation rights and inducement awards, which may be granted to directors, employees and consultants of the Company or its affiliates. In accordance with the

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Stock Incentive Plan, the Company has reserved 4.35 million shares of common stock for awards under the plan. As of December 29, 2007, the number of shares of common stock available for grants under the Stock Incentive Plan was 1.9 million. The Company satisfies stock option exercises and the vesting of RSUs with newly issued shares. Stock options and RSUs are forfeited by employees whose employment terminates prior to vesting, with limited exceptions.

The Company adopted SFAS 123 (R) effective with its emergence from bankruptcy on July 2, 2005. Prior to the Company’s emergence from bankruptcy, the Company had no share based payment transactions. Compensation expense for RSUs and stock options is recognized ratably over the vesting period. Compensation expense for RSUs is based upon the market price of the shares underlying the awards on the grant date. Compensation expense for time-vested stock options has been estimated on the grant date using a Black-Scholes option-pricing model and for performance-based stock options using a Monte-Carlo simulation model. Compensation expense for both RSUs and stock options is adjusted for expected forfeitures. The Company estimates forfeitures based upon historical data.

Stock Options

Stock options are granted at an exercise price equal to the market value of the underlying common stock on the date of grant, and generally have a term of ten years. Time-vested stock options have a four-year ratable vesting. During fiscal 2007, the Company awarded 648,000 performance-based stock options in total to its newly hired CEO (see Note 3); Senior Vice President and Chief Financial Officer; Senior Vice President, General Counsel and Secretary; and Senior Vice President of Sourcing and Supply Chain. The 648,000 performance-based options consist of 324,000 five-year performance options and 324,000 seven-year performance options. The five-year performance options will vest only if the closing price of the Company’s common stock reaches $25 per share for 30 consecutive trading days within five years of the respective grant dates. The seven-year performance options will vest only if the closing price of the Company’s common stock reaches $35 per share for 30 consecutive trading days within seven years of the respective grant dates.

The fair value of time-vested stock option awards was determined using a Black-Scholes model which utilizes a range of assumptions related to dividend yield, expected volatility, risk-free interest rate and expected term. Due to the Company’s limited stock price history, expected volatility was based upon historical and implied volatility for peer companies in the retail industry. The risk-free interest rate represents the U.S. Treasury yield curve in effect at the time of the stock option grant. The weighted average expected option term for the stock options reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 and SAB No. 110 (see Note 4). The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options and related assumptions included:

			Successor
	Successor	Successor	Six Months Ended
	2007	2006	December 31, 2005

Time-vested options:
Risk-free interest rate	3.54 — 5.06%	4.47%	4.52%
Expected term in years	6.25	6.25	5.8
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	37 — 45%	46%	46%
Weighted-average fair value of time-vested options granted	$6.04	$7.34	$11.57
Performance-vested options:
Risk-free interest rate	3.28 — 5.07%	n/a	n/a
Dividend yield	0.0%	n/a	n/a
Expected volatility	37 — 45%	n/a	n/a
Requisite service period in years (5-year performance-based options)	2.3 — 3.5	n/a	n/a
Requisite service period in years (7-year performance-based options)	3.8 — 4.9	n/a	n/a
Weighted-average fair value of 5-year performance based options granted	$5.02	n/a	n/a
Weighted-average fair value of 7-year performance based options granted	$5.31	n/a	n/a

The following table summarizes information about stock option transactions, including both time-vested options and performance based options during fiscal 2007:

	Successor 2007
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of year	590,375	$23.28
Awards granted	837,125	$12.94
Awards forfeited	(84,000)	$23.37
Awards exercised	—	n/a
Outstanding at end of year	1,343,500	$16.83
Exercisable at end of year	390,551	$23.34

The weighted average remaining contractual term for the stock options outstanding and exercisable at December 29, 2007 was 8.9 years and 7.8 years, respectively.

Compensation expense related to stock options totaled $2,464, before deferred tax benefits of $961 for fiscal 2007; $1,695, with no deferred tax benefits for fiscal 2006 (due to the Company recognizing a full valuation allowance on tax benefits generated during fiscal 2006); and $1,788, before deferred tax benefits of $713, for the six months ended December 31, 2005. No amounts of compensation expense were capitalized as part of the cost of an asset. Stock option compensation expense recorded during the three months ended March 31, 2007 included $594 for accelerated vesting of stock options related to the resignation of the Company’s CEO as discussed further in Note 3. The total fair value of stock options vested during fiscal 2007, fiscal 2006 and for the six months ended December 31, 2005 was $1,882, $1,822 and $1,497, respectively. As

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

of December 29, 2007 and December 30, 2006, there was $4,867 and $3,171, respectively, of unrecognized compensation costs related to stock options. The remaining cost of unrecognized compensation related to the Company’s stock options as of December 29, 2007 is expected to be recognized over a weighted-average period of 2.3 years. No stock options were exercised during fiscal 2007, fiscal 2006 or for the six months ended December 31, 2005 and accordingly, no cash or income tax benefits were received from stock option exercises during fiscal 2007, fiscal 2006 or for the six months ended December 31, 2005.

Restricted Stock Units (“RSUs”)

RSUs granted are valued at the closing market price of the Company’s common stock on the grant date. RSUs granted to the Company’s board of directors and to employees prior to January 1, 2007 vest ratably over a three-year term. RSUs granted to employees subsequent to January 1, 2007 have a four-year cliff vesting.

The following table summarizes information about RSU transactions during fiscal 2007:

	Successor 2007
		Weighted
	Nonvested	Average
	Restricted	Grant-Date
	Stock Units	Fair Value

Nonvested awards at beginning of year	603,533	$23.13
Granted	225,100	$12.14
Vested (a), (b)	(367,694)	$22.69
Forfeited	(70,200)	$23.37
Nonvested awards at end of year	390,739	$17.18

(a)	During the three months ended March 31, 2007, the Company issued 133,334 shares of common stock related to the accelerated vesting of RSUs of the Company’s former CEO as discussed further in Note 3.

(b)	Of the vested RSUs during fiscal 2007, 4,994 shares were deferred under the Company’s deferred compensation plan during the third quarter of 2007.

The weighted average fair value of RSUs granted during fiscal 2007, 2006 and the six months ended December 31, 2005 was $12.14, $14.35, and $23.37, respectively. Compensation expense related to RSUs totaled $7,440, before deferred tax benefits of $2,902, during fiscal 2007; $8,505, with no tax benefits recorded during fiscal 2006 (due to the Company recognizing a full valuation allowance on tax benefits generated during fiscal 2006); and $1,817, before deferred tax benefits of $725, for the six months ended December 31, 2005. No amounts were capitalized as part of the cost of an asset. RSU compensation expense recorded during the three months ended March 31, 2007 included $2,624 for accelerated vesting of RSUs related to the resignation of the Company’s CEO as discussed further in Note 3. The fair value of RSUs vested during fiscal 2007, fiscal 2006 and for the six months ended December 31, 2005 totaled $8,343, $7,437 and $0, respectively. As of December 29, 2007 and December 30, 2006, there was $4,326 and $9,949, respectively, of unrecognized compensation costs related to unvested RSUs. The remaining cost of unrecognized compensation related to the Company’s RSUs as of December 29, 2007 is expected to be recognized over a weighted-average period of 1.6 years. Tax benefits associated with vested RSUs for fiscal 2007, fiscal 2006 and during the six months ended December 31, 2005 totaled $1,264, $439 and $0, respectively.

(17)	Commitments and Contingencies

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

Rent expense for fiscal 2007, fiscal 2006, the six months ended December 31, 2005 and six months ended July 2, 2005 was as follows:

			Successor	Predecessor
	Successor	Successor	Six Months Ended	Six Months Ended
	2007	2006	December 31, 2005	July 2, 2005
Minimum rent — stores	$76,479	$74,197	$37,763	$36,607
Percentage rent — stores	20	253	24	13
Minimum rent — other	2,477	2,985	1,882	(2,523)

	$78,976	$77,435	$39,669	$34,097

The following is a schedule by year of future minimum lease payments required under operating leases, including lease commitments for our new corporate headquarters that we began occupying during fiscal 2007, that have initial or remaining non-cancelable lease terms in excess of one year as of December 29, 2007:

Amount

Fiscal:
2008	$75,271
2009	67,472
2010	59,157
2011	48,532
2012	37,938
Thereafter	155,571

$443,941

Litigation

In June 2006, a class action suit captioned Tara Hill v. Eddie Bauer, Inc., was filed in Los Angeles Superior Court, State of California. The suit alleged violations by the Company of the California Labor Code and Business and Professions Code relating to the adequacy of wage statements, reimbursements for business expenses, meal and rest periods and other claims, on behalf of a class comprised of all employees in the California stores. The Company and plaintiff reached a settlement in April 2007 and have provided notice to class members regarding the potential settlement. A hearing on final court approval of the settlement was scheduled for March 2008, but will be postponed for an indeterminate period of time pending the filing of certain notices related to class action lawsuits. A notice of objection to the settlement has been filed by the plaintiff in the Scherer v. Eddie Bauer, Inc. suit referenced below. The Company intends to vigorously contest the objection to the settlement. In connection with the proposed settlement, the Company accrued $1.6 million in the first quarter of 2007.

In September 2007, a purported class action suit captioned Kristal Scherer, on behalf of herself, all others similarly situated v. Eddie Bauer, Inc. and Does 1 to 100 was filed in Superior Court of California, County of San Diego, alleging violations of the California Labor Code and Business and Professions Code relating to the payment of incentive bonuses and the Company’s policy on forfeiture of personal days. The case has been

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

removed to U.S. District Court, Southern District of California. The Company intends to vigorously contest the characterization of the suit as a class action, and the bases of the claims alleged. In December 2007, the Company filed a partial motion to dismiss certain counts of plaintiff’s complaint for failure to state a claim. The complaint was amended in January 2008 to add an additional named plaintiff.

In November 2006, three purported class action complaints were filed by putative stockholders of the Company in the Superior Court of the State of Washington, King County against the Company and its Board of Directors. The complaints alleged, among other things, that the Board of Directors breached its fiduciary duties in connection with a proposed merger of the Company with an affiliate of Sun Capital Partners, Inc. and Golden Gate Capital that was ultimately rejected by the Company’s shareholders, and that the consideration to have been paid to holders of Eddie Bauer’s common stock was inadequate. The complaints sought, among other things, to enjoin the consummation of the merger. An order of dismissal without prejudice with respect to one of the complaints was entered in December 2006, and the remaining two actions were subsequently consolidated. In June 2007, plaintiffs’ motion for an award of attorneys’ fees was denied, and plaintiffs appealed. In December 2007, after a stipulated motion to dismiss was filed by the plaintiffs, the Court of Appeals dismissed the appeal, and in January 2008, the Superior Court of the State of Washington dismissed the remaining case with prejudice.

In the ordinary course of business, the Company may be subject from time to time to various other proceedings, lawsuits, disputes or claims. These actions may involve commercial, intellectual property, product liability, labor and employment related claims and other matters. Although the Company cannot predict with assurance the outcome of any litigation, it does not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on the Company’s financial condition or results of operations except as disclosed herein.

Registration Rights Agreement

As discussed in Note 10, the Company issued $75 million in convertible notes in April 2007. In conjunction with the convertible notes offering, the Company executed a registration rights agreement. In accordance with the registration rights agreement, the Company was required to use its reasonable best efforts to file a shelf registration statement covering resales of the notes, the subsidiary guarantees and the common stock issuable upon the conversion of the notes and to cause the shelf registration statement to be declared effective as promptly as possible but in no event later than the 180th day after the original date of issuance of the notes (e.g. April 4, 2007). The Company’s shelf registration statement was declared effective September 7, 2007. Additionally, in accordance with the registration rights agreement, subject to certain rights to suspend use of the shelf registration statement, the Company must use its reasonable best efforts to keep the shelf registration statement effective until the date there are no longer any registrable securities. The Company has no liabilities for monetary damages with respect to the registration obligations, except that if the Company breaches, fails to comply with or violates some provisions of the registration rights agreement, the holders of the notes may be entitled to equitable relief, including injunction and specific performance. In accordance with FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, (“FSP EITF 00-19-2”), the Company has not recognized a liability associated with the registration rights agreement as it is not probable that a liability has been incurred.

(18)	Concentrations

The Company sources a significant percentage of its merchandise through Eddie Bauer International, Ltd. (“EBI”) which is a subsidiary of Otto International Hong Kong Ltd. (“OIHK”), a former affiliate of Spiegel. The Company’s agreement with EBI is on a commission-rate basis and is automatically renewed each year, unless terminated by either party upon one year written notice. If the Company’s agreement with EBI is terminated or if the terms of the agreement were modified substantially and it does not find an appropriate

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

replacement in a timely manner and on reasonable terms or if it is unable to transition such functions in-house in a cost-effective manner, the Company may experience shortages or delays in receipt of its merchandise, higher costs and quality control issues. Any of these events could have a material adverse effect on the Company’s business, financial condition and results of operations.

(19)	Quarterly Information (Unaudited)

The following table includes the Company’s quarterly financial data for fiscal 2007 and 2006:

	First	Second	Third	Fourth(b)
	($ in thousands, except per share data)

2007
Net sales and other revenues	$213,985	$226,986	$210,952	$392,430
Operating income (loss)	(39,237)	(10,119)	(26,538)	47,519
Loss from continuing operations	(44,781)	(22,248)	(16,440)	(18,249)
Loss from discontinued operations	—	—	—	—
Net loss	(44,781)	(22,248)	(16,440)	(18,249)
Loss from continuing operations per basic and diluted share	$(1.47)	$(0.73)	$(0.54)	$(0.59)
Loss from discontinued operations per basic and diluted share	—	—	—	—
Net loss per basic and diluted share	(1.47)	(0.73)	(0.54)	(0.59)

	First	Second(b)	Third(a)(b)	Fourth
	($ in thousands, except per share data)

2006
Net sales and other revenues	$194,501	$225,742	$211,285	$381,919
Operating income (loss)	(33,780)	(2,762)	(134,142)	52,076
Income (loss) from continuing operations	(35,037)	(41,980)	(197,585)	63,153
Loss from discontinued operations	(534)	—	—	—
Net income (loss)	(35,571)	(41,980)	(197,585)	63,153
Income (loss) from continuing operations per basic and diluted share	$(1.17)	$(1.40)	$(6.58)	$2.11
Loss from discontinued operations per basic and diluted share	(0.02)	—	—	—
Net income (loss) per basic and diluted share	(1.19)	(1.40)	(6.58)	2.11

(a)	Third quarter 2006 includes an impairment charge of $117,584 related to the Company’s goodwill. See further discussion in Note 8.

(b)	The Company recorded income tax expense associated with increases to its tax valuation allowance of $27,873, $23,462 and $52,662 during the fourth quarter of 2007, second quarter of 2006 and third quarter of 2006, respectively. See further discussion in Note 14.

(20)	Subsequent Events

Joint Venture Termination

In February 2008, the Company received a required one-year notice from its joint venture partner in Eddie Bauer Germany of their decision to terminate the joint venture arrangement, and as a result, the joint

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

venture, together with a companion license arrangement, will be terminated in February 2009 unless the Company successfully concludes ongoing negotiations and enters into an arrangement with a third party to transfer its joint venture interest for an assumption by the third party of future joint venture liabilities. As part of the proposed transaction, the Company would enter into a licensing arrangement to license its tradename to the new joint venture owner in exchange for specified royalties. As of March 1, 2008, the Company’s investment balance related to the joint venture totaled $3,786. The Company will continue to recognize its proportionate share of Eddie Bauer Germany’s equity earnings or losses until the termination of the joint venture arrangement in February 2009. As a result of the termination notice, the Company is currently assessing the fair value of its investment to determine if an other than temporary decline in value has occurred.

Repayment of Senior Term Loan

In February 2008, the Company received payment from escrow of $17,044 related to the sale of its financing receivables (see Note 7). The Company paid $15,339 of the proceeds to the Creditor Trust and $1,684 as a required pay down of its senior term loan (see Note 10).

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Charged to
	Beginning	Costs and				Ending
	Balance	Expenses		Deduction		Balance
		($ in thousands)

Inventory valuation allowance
Fiscal 2007	$4,118	$12,359		$(7,652)		$8,825
Fiscal 2006	5,494	8,059		(9,435)		4,118
Six months ended December 31, 2005	2,286	14,356		(11,148)		5,494
Six months ended July 2, 2005	7,779	787	(b)	(6,280)		2,286
Allowance for sales returns
Fiscal 2007	$15,566	$166,012		$(166,436)		$15,142
Fiscal 2006	14,592	174,806		(173,832)		15,566
Six months ended December 31, 2005	7,641	184,759		(177,808)		14,592
Six months ended July 2, 2005	14,992	80,958		(88,309)		7,641
Deferred tax valuation allowance
Fiscal 2007	$84,840	$38,773	(d)	$(5,136	)(e)	$118,477
Fiscal 2006	35,053	71,265		(21,478	)(c)	84,840
Six months ended December 31, 2005	19,800	15,253		—		35,053
Six months ended July 2, 2005	—	19,800	(a)	—		19,800

(a)	Includes $19,800 established in conjunction with the Company’s adoption of fresh start accounting effective July 2, 2005.

(b)	Amount is net of a $1,905 increase in fair value of inventory in conjunction with the Company’s adoption of fresh start accounting effective July 2, 2005.

(c)	Includes reversal of original amount recorded in conjunction with fresh start accounting related to state NOLs and $1,678 reduction due to immaterial error related to prior periods.

(d)	Includes $10,900 of valuation allowance related to state NOLs that the Company determined during fiscal 2007 existed as of the Company’s fresh start reporting date. See further discussion in footnote 14 to the Company’s audited financial statements which are included in this document.

(e)	Represents a reduction in the Company’s Federal and state NOL valuation allowances related to unrecognized tax liabilities. See further discussion in footnote 14 to the Company’s audited financial statements which are included in this document.

EXHIBIT INDEX

The following exhibits to this report are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit No.	Document

2.1**	Modified First Amended Joint Plan of Reorganization of Affiliated Debtors pursuant to Chapter 11 of the Bankruptcy Code, dated as of May 23, 2005.(1)
3.1**	Certificate of Incorporation of Eddie Bauer Holdings, Inc.(1)
3.2**	Amended & Restated Bylaws of Eddie Bauer Holdings, Inc.(1)
4.1**	Article V of the Certificate of Incorporation of Eddie Bauer Holdings, Inc., included in Exhibit 3.1.(1)
10.1**	Term Loan Agreement, dated as of June 21, 2005, among Eddie Bauer Holdings, Inc., Eddie Bauer, Inc. as Borrower, the Lenders, General Electric Capital Corporation as Syndication Agent, Credit Suisse as Documentation Agent and JPMorgan Chase Bank, N.A. as Administrative Agent.(2)
10.2**	Guarantee and Collateral Agreement made by Eddie Bauer Holdings, Inc., Eddie Bauer, Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A. as Administrative Agent, dated June 21, 2005.(2)
10.3**	Pledge Agreement, dated as of June 21, 2005, by and between Eddie Bauer Holdings, Inc. as Pledgor, and Bank of America, N.A. as Agent.(1)
10.4**	Pledge Agreement, dated as of June 21, 2005, by and between Eddie Bauer, Inc. as Pledgor and Bank of America, N.A. as Agent.(1)
10.5**	First Amendment, Waiver and Agreement, dated as of April 13, 2006, to and under the Term Loan Agreement.(1)
10.6**	Loan and Security Agreement, dated as of June 21, 2005, among the Lenders, Bank of America, N.A. as Agent, Banc of America Securities LLC as Sole Lead Arranger and Book Manager, Bank of America, N.A. and the CIT Group/Business Credit, Inc. as Co-Syndication Agents, GE Capital Corporation as Documentation Agent, Eddie Bauer, Inc. as Borrower and Eddie Bauer Holdings, Inc., Eddie Bauer Services, LLC, Distribution Fulfillment Services, Inc. (DFS) and Eddie Bauer Information Technology, LLC as Guarantors.(2)
10.7**	Waiver, effective April 14, 2006, under the Loan and Security Agreement.(2)
10.8**	Intercreditor Agreement, dated as of June 21, 2005, by and between Bank of America, N.A., as agent, JPMorgan Chase Bank, N.A. as administrative agent, Eddie Bauer Holdings, Inc., Eddie Bauer, Inc. and certain direct and indirect subsidiaries of Eddie Bauer, Inc.(1)
10.9**	Amended and Restated Term Loan Agreement dated April 4, 2007, among Eddie Bauer Holdings, Inc., Eddie Bauer, Inc., as Borrower, the Several Lenders from Time to Time Parties Thereto, Goldman Sachs Credit Partners L.P., as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent.(2)
10.10**	Amended and Restated Guarantee and Collateral Agreement dated April 4, 2007, among Eddie Bauer Holdings, Inc., Eddie Bauer, Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.(3)
10.11**	First Amendment and Waiver to Loan and Security Agreement dated April 4, 2007, among Eddie Bauer, Inc., the guarantors, the Lenders, Bank of America, N.A., The CIT Group/Business Credit, Inc. and General Electric Capital Corporation.(3)
10.12**	Indenture dated April 4, 2007, among Eddie Bauer Holdings, Inc. and The Bank of New York, as trustee.(3)
10.13**	Registration Rights Agreement dated April 4, 2007, among Eddie Bauer Holdings, the subsidiaries of the Company listed on the signature page thereto and J.P. Morgan Securities Inc. and Goldman, Sachs & Co.(3)
10.14**	Placement Agency Agreement dated March 28, 2007, among J.P. Morgan Securities Inc. and Goldman, Sachs & Co.(3)
10.15**	Joint Venture Agreement, dated September 28, 1993, between Eddie Bauer, Inc. and Otto-Sumisho Inc.(1)
10.16**	Joint Venture Agreement, dated June 6, 1995, by and between Eddie Bauer, Inc., Handelsgesellschaft Heinrich Heine GmbH and Sport-Scheck GmbH.(1)

Exhibit No.	Document

10.17**	Buying Agency Agreement, dated June 29, 2005, by and between Eddie Bauer International, Ltd. and Eddie Bauer, Inc.(1)
10.18**	Vendor Payment Services Agreement, dated June 29, 2005, between Eddie Bauer, Inc. and Otto International (Hong Kong) Limited.(1)
10.19**	Private Label Credit Card Program Agreement, dated May 2, 2003, between World Financial Network National Bank, Spiegel, Inc. and Eddie Bauer, Inc.(4)
10.20**	Lease dated December 14, 2005 between Lincoln Square Office, LLC and Eddie Bauer, Inc.(1)
10.21**	First Lease Addendum dated May 15, 2006 between Lincoln Square Office, LLC and Eddie Bauer, Inc.(2)
10.22**	Lease dated January 23, 2001, by and among Plaza Corp Retail Properties, Spiegel Group Teleservices — Canada, Inc. and Spiegel, Inc., as guarantor, as amended by a First Amendment dated June 18, 2001 and a Second Amendment dated December 11, 2001.(1)
10.23#**	Separation Agreement and General Release dated as of February 9, 2007 among Eddie Bauer Holdings, Inc., Eddie Bauer, Inc. and Fabian Månsson.(5)
10.24#**	Letter Agreement dated February 9, 2007 by and between Eddie Bauer Holdings, Inc. and Howard Gross.(5)
10.25#**	Letter Agreement dated March 5, 2007 by and between Eddie Bauer, Inc. and Kathy Boyer.(5)
10.26#**	Letter Agreement dated April 5, 2007 by and between Eddie Bauer, Inc. and Shelley Milano.(5)
10.27#**	Letter Agreement dated March 5, 2007 by and between Eddie Bauer, Inc. and Ann Perinchief.(5)
10.28#**	Letter Agreement dated June 12, 2007 by and between Eddie Bauer Holdings, Inc. and Eddie Bauer, Inc. and Neil S. Fiske.(6)
10.29#+	Employment Letter dated May 14, 2007 by and between Eddie Bauer, Inc. and Tom Helton.
10.30**	Eddie Bauer Holdings, Inc. 2005 Stock Incentive Plan as amended and restated on April 29, 2007.(7)
10.31**	Form of Stock Option Agreement.(1)
10.32**	Form of Restricted Stock Unit Award Certificate.(1)
10.33**	Form of Restricted Stock Award Certificate.(1)
10.34#+	Form of Restricted Stock Unit Award for individual equity incentive plan inducement grant.
10.35#+	Form of Stock Option Agreement for individual equity incentive plan inducement grant.
10.36#**	Form of Non-Employee Director Stock Option Agreement.(1)
10.37#**	Form of Non-Employee Director Restricted Stock Unit Award Certificate.(1)
10.38#**	Form of Non-Employee Director Restricted Stock Award Certificate.(1)
10.39#**	Eddie Bauer Holdings, Inc. Senior Officer Change in Control Compensation Benefits Plan (amended and restated effective June 23, 2006).(8)
10.40#**	Form of Amended and Restated Senior Officer Change in Control Compensation Benefits Plan Participation Agreement.(1)
10.41**	Eddie Bauer Holdings, Inc. Non-Qualified Deferred Compensation Plan.(1)
10.42**	Eddie Bauer Holdings, Inc. 2005 Annual Incentive Plan.(1)
10.43**	Eddie Bauer Holdings, Inc. 2006 Annual Incentive Plan.(1)
10.44**	Spiegel Group Severance Plan.(1)
10.45**	Form of Indemnification Agreement for Directors and Executive Officers of Eddie Bauer Holdings, Inc.(1)
10.46**	Eddie Bauer 2004 Bridge Incentive Plan.(1)
10.47+	Purchase and Sale Agreement between Spiegel Acceptance Corporation and RAC Trust, dated December 5, 2007.
10.48+	Purchase and Sale Agreement between Spiegel Acceptance Corporation and Midland Funding LLC, dated December 4, 2007.

Exhibit No.	Document

10.49+	Purchase and Sale Agreement between Spiegel Acceptance Corporation and eCast Settlement Corporation, dated December 5, 2007.
10.50+	Amendment to Purchase and Sale Agreement between Spiegel Acceptance Corporation and eCast Settlement Corporation, dated January 9, 2008.
10.51#**	Amended and Restated Employment Agreement, dated December 14, 2005, by and between Eddie Bauer Holdings, Inc. and Fabian Mansson.(1)
21**	Subsidiaries of Eddie Bauer Holdings, Inc.(9)
23+	Consent of BDO Seidman, LLP
31.1+	Rule 13a-14(a)/15-14(a) Certification of Chief Executive Officer
31.2+	Rule 13a-14(a)/15-14(a) Certification of Chief Financial Officer
32.1+	Section 1350 Certification of Chief Executive Officer
32.2+	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the company’s registration statement on Form 10, filed on May 1, 2006 (SEC File No. 000-51676).

(2)	Incorporated by reference to the company’s registration statement on Form 10G/A, filed on June 27, 2006 (SEC File No. 000-51676).

(3)	Incorporated by reference to the company’s current report on Form 8-K dated April 4, 2007 (SEC File No. 001-33070).

(4)	Incorporated by reference to the company’s registration statement on Form 10G/A, filed on October 12, 2006 (SEC File No. 000-51676).

(5)	Incorporated by reference to the company’s quarterly report on Form 10-Q for the period ended March 31, 2007 (SEC File No. 001-33070).

(6)	Incorporated by reference to the company’s quarterly report on Form 10-Q for the period ended June 30, 2007 (SEC File No. 001-33070).

(7)	Incorporated by reference from Appendix A of the company’s Schedule 14A Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, filed on May 11, 2007 (SEC File No. 001-33070).

(8)	Incorporated by reference to the company’s quarterly report on Form 10-Q for the period ended July 1, 2006 (SEC File No. 000-51676).

(9)	Incorporated by reference to the company’s annual report on Form 10-K for the year ended December 30, 2006 (SEC File No. 001-33070).

#	Management Compensation Plan.

**	Previously filed.

+	Included herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eddie Bauer Holdings, Inc.

/s/  McNeil S. Fiske, Jr.
McNeil S. Fiske, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ McNeil S. Fiske, Jr. McNeil S. Fiske, Jr.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2008

/s/ Marvin Edward Toland Marvin Edward Toland	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2008

/s/ William T. End William T. End	Chairman	March 12, 2008

/s/ John C. Brouillard John C. Brouillard	Director	March 12, 2008

/s/ Howard Gross Howard Gross	Director	March 12, 2008

/s/ Paul E. Kirincic Paul E. Kirincic	Director	March 12, 2008

/s/ William E. Redmond, Jr. William E. Redmond, Jr.	Director	March 12, 2008

/s/ Kenneth M. Reiss Kenneth M. Reiss	Director	March 12, 2008

/s/ Laurie M. Shahon Laurie M. Shahon	Director	March 12, 2008

/s/ Edward M. Straw Edward M. Straw	Director	March 12, 2008

/s/ Stephen E. Watson Stephen E. Watson	Director	March 12, 2008