Form 10-Q
period 2008-03-29
Eddie Bauer Holdings, Inc.
filed 2008-05-08
CIK 1345968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). Yes ☐ No ☑
Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑ Yes ☐ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	Outstanding at May 2, 2008
30,677,886 Shares

Eddie Bauer Holdings, Inc.
Form 10-Q
For the quarterly period ended March 29, 2008

PART I— FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
EDDIE BAUER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
($ in thousands)

	As of	As of
	March 29,	December 29,
	2008	2007

Cash and cash equivalents	$3,495	$27,596
Restricted cash	15,607	30,862
Accounts receivable, less allowances for doubtful accounts of $222 and $983, respectively	26,655	30,122
Inventories	148,167	158,223
Prepaid expenses	26,756	27,297

Total Current Assets	220,680	274,100
Property and equipment, net of accumulated amortization of $98,363 and $90,557, respectively	188,113	195,103
Goodwill	107,748	107,748
Trademarks	185,000	185,000
Other intangible assets, net of accumulated amortization of $24,103 and $22,332, respectively	19,897	21,668
Other assets	27,375	27,813

Total Assets	$748,813	$811,432

Trade accounts payable	$42,254	$45,102
Bank overdraft	11,685	12,915
Accrued expenses	89,554	107,036
Current liabilities to Spiegel Creditor Trust	15,602	30,870
Deferred tax liabilities – current	4,371	6,356
Short-term borrowings	9,326	—

Total Current Liabilities	172,792	202,279
Deferred rent obligations	40,532	39,118
Unfavorable lease obligations, net	3,340	3,693
Deferred tax liabilities – noncurrent	19,708	30,490
Senior term loan	194,478	196,162
Convertible note and embedded derivative liability, net of discount of $19,078 and $19,629, respectively	62,789	66,113
Other non-current liabilities	10,175	7,802
Pension and other post-retirement benefit liabilities	9,016	9,503

Total Liabilities	512,830	555,160
Commitments and Contingencies (See Note 13)
Common stock:
$0.01 par value, 100 million shares authorized; 30,677,886 and 30,672,631 shares issued and outstanding as of March 29, 2008 and December 29, 2007, respectively	307	307
Treasury stock, at cost	(157)	(157)
Additional paid-in capital	589,374	588,302
Accumulated deficit	(356,058)	(336,818)
Accumulated other comprehensive income, net of taxes of $1,588 and $2,848, respectively	2,517	4,638

Total Stockholders’ Equity	235,983	256,272

Total Liabilities and Stockholders’ Equity	$748,813	$811,432

The accompanying notes are an integral part of these consolidated financial statements.

EDDIE BAUER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
($ in thousands, except earnings per share)

	Three	Three
	Months Ended	Months Ended
	March 29,	March 31,
	2008	2007

Net sales and other revenues	$213,244	$213,985
Costs of sales, including buying and occupancy	143,524	141,425
Selling, general and administrative expenses	95,131	111,797

Total operating expenses	238,655	253,222
Operating loss	(25,411)	(39,237)
Interest expense	5,474	6,806
Other income, net	4,222	1,571
Equity in losses of foreign joint ventures	(4,340)	(1,424)

Loss before income tax benefit	(31,003)	(45,896)
Income tax benefit	(11,704)	(1,115)

Net loss	$(19,299)	$(44,781)

Net loss per basic and diluted share:	$(0.63)	$(1.47)

Weighted average shares used to compute basic and diluted net loss per share:	30,680,628	30,388,582
The accompanying notes are an integral part of these consolidated financial statements.

EDDIE BAUER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Common
	Stock	Common
	Eddie	Stock
	Bauer,	Eddie				Accumulated
	Holdings	Bauer,			Retained	Other
	Inc.	Holdings		Additional	Earnings	Comprehensive
	(# of	Inc.	Treasury	Paid-In	(Accumulated	Income
	Shares)	($)	Stock	Capital	Deficit)	(Loss)	Total

Balances at December 30, 2006	30,310	$303	$(157)	$578,402	$(234,771)	$2,864	$346,641
Comprehensive Loss:
Net loss					(44,781)		(44,781)
Foreign currency translation adjustment, net of income taxes of $98						162	162
Reclassification of fair value adjustments of cash flow hedge, net of income taxes of ($358)						(583)	(583)
Reclassification of unrecognized obligations related to post-retirement benefit obligations, net of income taxes of ($14)						(24)	(24)

Total comprehensive loss							(45,226)
Shares issued for vested RSU awards	139	1		(1)			—
Cumulative effect of accounting change related to adoption of FIN 48					(329)		(329)
Stock based compensation expense				4,659			4,659

Balances at March 31, 2007	30,449	$304	$(157)	$583,060	$(279,881)	$2,419	$305,745

Balances at December 29, 2007	30,673	$307	$(157)	$588,302	$(336,818)	$4,638	$256,272
Comprehensive Loss:
Net loss					(19,299)		(19,299)
Foreign currency translation adjustment, net of income taxes of $166						206	206
Fair value adjustments of cash flow hedge, net of income taxes of ($1,438)						(2,214)	(2,214)
Reclassification of unrecognized obligations related to post-retirement benefit obligations, net of income taxes of $12						(113)	(113)

Total comprehensive loss							(21,420)
Shares issued for vested RSU awards	5	—		—			—
Cumulative effect of accounting change related to adoption of measurement provisions of SFAS 158, net of income taxes of $38					59		59
Stock based compensation expense				1,072			1,072

Balances at March 29, 2008	30,678	$307	$(157)	$589,374	$(356,058)	$2,517	$235,983

The accompanying notes are an integral part of these consolidated financial statements.

EDDIE BAUER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

	Three	Three
	Months Ended	Months Ended
	March 29, 2008	March 31, 2007

Cash flows from operating activities:
Net loss	$(19,299)	$(44,781)
(Gain) loss on impairments and disposals of property and equipment	(181)	28
Equity in losses of foreign joint ventures	4,340	1,424
Depreciation and amortization	11,250	13,525
Stock-based compensation expense	1,072	4,659
Other non-cash income	—	(1,285)
Proceeds from sale of net financing receivables	1,705	—
Change in fair value of convertible note embedded derivative liability	(3,875)	—
Deferred income taxes	(11,373)	(1,694)
Changes in operating assets and liabilities:
Accounts receivable	3,406	8,152
Inventories	9,475	(1,234)
Prepaid expenses	481	(907)
Financing receivables	—	27,718
Other assets	(1,000)	(419)
Accounts payable	(2,778)	(4,240)
Accrued expenses	(19,454)	(15,032)
Liabilities related to securitization note	—	(24,946)
Pension and other post-retirement liabilities	(243)	(227)
Deferred rent and unfavorable lease obligations	1,200	4,635
Other non-current liabilities	—	2,523

Net cash used in operating activities	(25,274)	(32,101)
Cash flow from investing activities:
Capital expenditures	(5,227)	(13,135)

Net cash used in investing activities	(5,227)	(13,135)
Cash flow from financing activities
Repayments of senior term loan	(1,684)	(750)
Net proceeds from short-term borrowings	9,326	244
Change in bank overdraft	(1,230)	(4,280)

Net cash provided by (used in) financing activities	6,412	(4,786)
Effect of exchange rate changes on cash	(12)	153
Net change in cash and cash equivalents	(24,101)	(49,869)
Cash and cash equivalents at beginning of period	27,596	53,174

Cash and cash equivalents at end of period	$3,495	$3,305

The accompanying notes are an integral part of these consolidated financial statements.

EDDIE BAUER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts, unless otherwise noted)
(1) Description of Business
     Eddie Bauer Holdings, Inc. (“Eddie Bauer”, “Eddie Bauer Holdings”, “Company”) is a specialty retailer that sells mens’ and womens’ outerwear, apparel and accessories for the active outdoor lifestyle. Eddie Bauer products are sold through retail and outlet stores located in the U.S. and Canada and through its direct sales channel, which consists of its Eddie Bauer catalogs and its website located at www.eddiebauer.com. The accompanying consolidated financial statements include the results of Eddie Bauer, Inc. and its subsidiaries, as well as the related supporting operations that provide logistics support, call center support and information technology support to Eddie Bauer. The related supporting operations of the Company include the following: Eddie Bauer Fulfillment Services, Inc. (“EBFS”) which provides catalog and retail distribution services for Eddie Bauer; the former information technology operation of Spiegel (the “IT Group”) which provides information technology services for Eddie Bauer; and Eddie Bauer Customer Services Inc. (“EBCS”), which provides call center support. Eddie Bauer, Inc. and the related supporting operations were formerly wholly-owned subsidiaries of Spiegel, Inc. (“Spiegel”) prior to the Company’s emergence from bankruptcy in June 2005.
(2) Basis of Presentation
     Interim Financial Statements
     These consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. Management believes that the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of the results for the full year. These interim financial statements should be read in conjunction with the consolidated annual financial statements for the fiscal year ended December 29, 2007.
     Seasonality
     Historically, the Company’s operations have been seasonal, with a disproportionate amount of net sales occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season. The impact of seasonality on results of operations is more pronounced as a result of the level of fixed costs such as occupancy and overhead expenses that do not vary with sales. The Company’s quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons and promotions, the number and timing of new store openings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions. Accordingly, results for the individual quarters are not necessarily indicative of the results to be expected for the entire fiscal year.
     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used when accounting for certain items, including inventory valuation, allowance for doubtful accounts, fair values of goodwill and other intangible assets, long-lived asset impairments, future gift certificate redemptions, customer loyalty program accruals, legal reserves, sales returns and allowances, deferred tax valuation allowances, deferred revenue, royalty receivables, financing receivables, stock based compensation expenses, and the fair value of the Company’s derivative instruments.
(3) Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,

(“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including disclosing the fair values of derivative instruments and their gains and losses in a tabular format to provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the effect of SFAS 161 on its results of operations and financial position.
     In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of FASB Statement No. 157, Fair Value Measurements (see further discussion of SFAS 157 below), for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For purposes of FSP FAS 157-2, nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of FASB Statement No. 157. FSP FAS 157-2 defers the effective date for items within its scope to fiscal years beginning after November 15, 2008. See Note 8 for further discussion of the Company’s adoption of SFAS 157 and related pronouncements.
     In February 2008, the FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP FAS 157-1”). FSP FAS 157-1 amends FASB Statement No. 157, Fair Value Measurements, (see further discussion of SFAS 157 below) to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141R (see further discussion of FASB Statement No. 141R below). FSP FAS 157-1 is effective with an entity’s initial adoption of SFAS 157. See Note 8 for further discussion of the Company’s adoption of SFAS 157 and related pronouncements.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R replaces and revises previously issued SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. Accordingly, the Company will adhere to the requirements of SFAS 141R for any business combinations entered into subsequent to their fiscal year ending January 3, 2009.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally,

SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company’s adoption of SFAS 159 during the first quarter ended March 29, 2008 did not have a material impact on the Company’s financial condition or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. See Note 8 for further discussion of the Company’s adoption of SFAS 157 and related pronouncements.
(4) Earnings per Share
     The following table presents the computation of net income (loss) per basic and diluted share for the three months ended March 29, 2008 and March 31, 2007:

	Three Months	Three Months
	Ended	Ended
	March 29,	March 31,
	2008	2007

Net loss	$(19,299)	$(44,781)

Weighted average common shares outstanding (a)	30,680,628	30,388,582
Net effect of dilutive stock options (b)	—	—
Net effect of convertible notes (c)	—	—

Weighted average common shares and equivalents outstanding	30,680,628	30,388,582

Net loss per basic and diluted share	$(0.63)	$(1.47)

(a) Weighted average common shares outstanding for the three months ended March 29, 2008 includes the impact of 4,994 vested restricted stock units (RSUs), for which settlement has been deferred under the Company’s deferred compensation plan. Settlement of the deferred RSUs is required with shares of the Company’s common stock.

(b) As of March 29, 2008 and March 31, 2007, there were 1,883,353 and 584,599, respectively, of common stock options exercisable for Company common stock and 632,013 and 450,644, respectively, of unvested RSUs outstanding that were antidilutive and therefore were excluded from the calculation of diluted earnings per share.

(c) As discussed further in Note 7, on April 4, 2007, the Company issued $75 million in convertible notes. As a result of the Company’s ownership limitations contained in its certificate of incorporation, the convertible notes are not convertible, except upon the occurrence of certain specified corporate transactions, prior to the termination of the Company’s ownership limitations, which will occur not later than January 4, 2009. In the event that the certain specified corporate transactions result in a conversion of the notes prior to the expiration of the ownership limitations, the Company is required to settle the convertible notes for cash. Accordingly, the Company has and will continue to exclude the dilutive effect, if any, of the convertible notes from its earnings per share calculation until such ownership limitations lapse.

(5) Sale of SAC Securitization Interests
     In December 2007, the Company sold the remaining interest in its financing receivables, which were held by its SAC subsidiary, for an aggregate sales price of $113.9 million. Seventy percent, or $79.7 million, of the aggregate selling price was received by the Company in December 2007. Ninety percent of the cash received in December, net of expenses, or $69.3 million, was paid to the Spiegel Creditor Trust, while 10% of the cash received in December, net of expenses, or $7.4 million, was retained by SAC. The remaining 30% of the aggregate selling price, or $34.2 million, was placed in escrow (“holdback”) and will be used to satisfy,

(i) purchase price adjustments; (ii) breaches of SAC’s representation and warranties; and (iii) SAC’s obligation to indemnify the buyers against certain losses or damages, if any. Under the terms of the sale agreement, one-half of the remaining holdback was paid during the first quarter of 2008 and one-half will be paid during the second quarter of 2008. Upon receipt of the holdback from escrow during 2008, the Company is required to pay 90% to the Creditor Trust.
     In February 2008, the Company received payment of one-half of the holdback amount from escrow of $17,044, of which 90%, or $15,339, was paid to the Spiegel Creditor Trust. Additionally, under the terms of the Company’s senior term loan, $1,684 was required to be used to pay down the principal amount of its senior term loan (see Note 7). Ninety percent of the remaining holdback amount, including interest earned, which totaled $15,607 as of March 29, 2008, is reflected as restricted cash on the Company’s balance sheet, as the Company is required to pay 90% of any remaining holdback payments to the Spiegel Creditor Trust. Additionally, upon receipt of the amounts from escrow during the second quarter of 2008, and after payment to the Spiegel Creditor Trust, the Company will be required to utilize the cash proceeds received, net of purchase price adjustments, to pay down the outstanding principal balance of its senior term loan. Accordingly, the Company has reflected this amount, which totaled $1,602 as of March 29, 2008, within other non-current assets on its consolidated balance sheet.
(6) Investment in Eddie Bauer Germany
     The Company has a 40% interest in Eddie Bauer GmbH & Co. (“Eddie Bauer Germany”), a joint venture established to sell Eddie Bauer merchandise in Germany. The remaining 60% is held by Heinrich Heine GmbH and Sport-Scheck GmbH (both former Spiegel affiliates and subsidiaries of Otto KG). In February 2008, the Company received a required one-year notice from its joint venture partners in Eddie Bauer Germany of their decision to terminate the joint venture arrangement, and as a result, the joint venture, together with a companion license arrangement, will be terminated in February 2009 unless the Company successfully concludes ongoing negotiations and enters into an arrangement with a third party to transfer its joint venture interest for an assumption by the third party of future joint venture liabilities. As part of the proposed transaction, the Company would enter into a licensing arrangement to license its tradename to the new joint venture owner in exchange for specified royalties. The Company provides no assurance that such arrangement will be completed.
     As a result of the above mentioned termination notice, the Company performed an impairment review of its investment in Eddie Bauer Germany and determined that an other-than-temporary impairment existed. Accordingly, the Company recognized an impairment charge of $3.9 million during the first quarter of 2008, which was reflected within equity in losses of foreign joint ventures. The impairment charge reduced the Company’s investment in Eddie Bauer Germany to zero and also reflected the Company’s legal obligation to fund its proportionate share of Eddie Bauer Germany’s losses for their fiscal year ending February 29, 2008, which totaled $651 and was reflected within accrued expenses on the Company’s balance sheet as of March 29, 2008. The Company will continue to recognize its proportionate share of Eddie Bauer Germany’s equity earnings or losses until the termination of the joint venture arrangement in February 2009.
(7) Debt
     Senior Secured Revolving Credit Facility
     On June 21, 2005, Eddie Bauer, Inc. executed a loan and security agreement with Bank of America, N.A., General Electric Capital Corporation and The CIT Group/Business Credit, Inc (“the Revolver”). The Revolver is comprised of a revolving line of credit consisting of revolving loans and letters of credit up to $150 million to fund working capital needs.
     Advances under the Revolver may not exceed a borrowing base equal to various percentages of Eddie Bauer, Inc.’s eligible accounts receivable balances and eligible inventory, less specified reserves. The Revolver is secured by a first lien on Eddie Bauer, Inc.’s inventory and certain accounts receivable balances and by a second lien on all of Eddie Bauer, Inc.’s other assets other than the Company’s Groveport, Ohio facility. The Revolver is guaranteed by Eddie Bauer and certain of its subsidiaries. The Company’s availability under the Revolver was $84.3 million as of March 29, 2008. As of March 29, 2008, the Company had $8.4 million of letters of credit outstanding, of which $9.3 million had been drawn under the Revolver.

     Borrowings under the Revolver bear interest at:
•	LIBOR plus 1.25% if the average aggregate outstanding (based upon the preceding calendar month) is less than $75 million; or

•	LIBOR plus 1.50% if the average aggregate outstanding is greater than or equal to $75 million.
     The Company is required to pay an unused commitment fee of 0.25% per annum on the unused amount, plus a letter of credit fee. The Revolver is scheduled to mature on June 21, 2010.
     The agreement requires that at any time the availability under the agreement is less than 10% of the maximum revolver available, the Company is required to maintain a consolidated fixed charge coverage ratio (as defined therein) of at least 1.25:1.00. The agreement also limits the Company’s capital expenditures (net of landlord contributions) to $60 million in 2008, and $70 million in 2009 and 2010. Finally, there are additional covenants that restrict the Company from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in its capital stock; from entering into certain guarantees; from incurring debt and liens subject to limits specified within the agreement; and other customary covenants. As of March 29, 2008, the Company’s availability under the agreement was not less than 10% of the maximum revolver available.
     Senior Secured Term Loan
     On June 21, 2005, Eddie Bauer, Inc. entered into a $300 million senior secured term loan agreement (“Prior Term Loan”) upon its emergence from bankruptcy. On April 4, 2007, Eddie Bauer, Inc. entered into an Amended and Restated Term Loan Agreement with various lenders, Goldman Sachs Credit Partners L.P., as syndication agent, and JP Morgan Chase Bank, N.A., as administrative agent (the “Amended Term Loan”). The Amended Term Loan amends the Prior Term Loan. In connection with the Amended Term Loan, $48.8 million of the loans were prepaid, reducing the principal balance of the Prior Term Loan from $273.8 million to $225 million. The Company recognized a loss on extinguishment of debt of $3.3 million in April 2007, which represented the unamortized deferred financing fees of the Prior Term Loan and was reflected within other income, net on the Company’s statement of operations. The Amended Term Loan extends the maturity date of the Prior Term Loan to April 1, 2014, and amends certain covenants of the Prior Term Loan. As of March 29, 2008, $194.5 million was outstanding under the Amended Term Loan.
     Interest under the Amended Term Loan is calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.25% in the case of base rate loans, or LIBOR plus 3.25% for Eurodollar loans. Interest requirements for both base rate loans and Eurodollar loans are reset on a monthly basis. As of March 29, 2008, the Amended Term Loan had an interest rate of LIBOR of 3.13% plus 3.25%, for a total interest rate of 6.38%. Interest is payable quarterly on the last day of each March, June, September and December for base rate loans, and for Eurodollar loans having an interest period of three months or less, the last day of such interest period or for Eurodollar loans having an interest period of longer than three months, each day that is three months after the first day of such interest period.
     The Amended Term Loan is secured by a first lien on certain real estate assets and trademarks and by a second lien on substantially all of the other assets of the Company, Eddie Bauer, Inc. and its subsidiaries.
     In accordance with the Amended Term Loan, the Company is required to repay $562.5 on a quarterly basis from June 30, 2007 through December 31, 2013, with the remaining balance due upon maturity of the loan on April 1, 2014. The Amended Term Loan includes mandatory prepayment provisions, including prepayment requirements related to asset sales, future indebtedness, capital transactions, and a requirement that 50% (reduced to 25% if the Company’s consolidated senior secured leverage ratio (as defined therein) on the last day of the relevant fiscal year is not greater than 2.00 to 1.00) of any “excess cash flows,” as defined in the Amended Term Loan and measured on an annual basis be applied to repayment of the loan. In the event the Company makes voluntary prepayments or mandatory prepayments as a result of asset sales or other transactions as specified within the agreement, future principal payments are reduced in accordance with the terms of the Amended Term Loan. As discussed in Note 5, the Company sold its interest in its financing receivables in December 2007. As a result of this asset sale, the Company was required to use the net cash proceeds received by the Company from the sale as a payment under its Amended Term Loan. Accordingly, the Company repaid $7,713 and $1,684 of its outstanding term loan balance in December 2007 and during the first quarter of 2008, respectively. As a result of the Company’s prepayments made related to the sale of its financing receivables and a $20 million voluntary prepayment in December 2007, the Company is not required to make any of the scheduled repayments under the terms of the Amended Term Loan and accordingly the remaining balance outstanding under the Amended Term Loan is not required to be repaid until the Amended

Term Loan’s maturity date on April 1, 2014. The Company is required to make repayments to the Amended Term Loan resulting from “excess cash flows” and “asset sales”, as such are defined within the Amended Term Loan agreement.
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
     Certain of the financial covenants under the Amended Term Loan are less restrictive than the financial covenants contained within the Prior Term Loan. The Amended Term Loan also limits the capital expenditures of the Company and its subsidiaries (net of landlord contributions) to $50 million in 2008, $60 million in 2009, and $70 million in 2010 through 2014. There are additional covenants that restrict the Company and its subsidiaries from entering into certain merger, consolidation and sale transactions outside the normal course of business, making certain distributions or changes in its capital stock, entering into certain guarantees, incurring debt and liens subject to limits specified within the agreement, and other customary covenants. As of March 29, 2008, the Company’s most recent quarterly compliance reporting date, the Company was in compliance with the covenants of the Amended Term Loan.
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
     Under the indenture governing the convertible notes, the convertible notes are not convertible, except upon the occurrence of certain specified corporate transaction, prior to the termination of the Company’s ownership limitations contained in its certificate of incorporation, which will occur not later than January 4, 2009. Following the termination of the ownership limitations and prior to April 1, 2013, holders may convert all or a portion of their notes under the following circumstances: (i) during any calendar quarter commencing after June 30, 2007 if the last reported sale price of the Company’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (ii) during the five business day period after any 10 consecutive trading-day period (“measurement period”) in which the trading price per $1,000 principal amount of notes for each day in the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (iii) upon the occurrence of specified corporate transactions, as set forth in the indenture governing the convertible notes. On or after April 1, 2013, holders may convert their notes at any time prior to 5:00 pm, New York City time, on the business day immediately preceding the maturity date. The initial conversion rate, which is subject to adjustment, for the notes was 73.8007 shares per $1,000 principal amount of notes (which represented an initial conversion price of approximately $13.55 per share). Upon conversion, the Company has the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of its common stock, provided that if the notes are converted prior to termination of the ownership limitations, the Company must pay cash in settlement of the converted notes. A holder will receive cash in lieu of any fractional shares.
     Upon the occurrence of certain fundamental changes, including certain change of control transactions as set forth in the indenture, the Company will be required to offer to repurchase the convertible notes for cash at 100% of the principal amount thereof plus accrued and unpaid interest and additional interest, if any, to but not including the date of repurchase. In the event of certain events of default under the indenture, either the trustee there under or the holders of at least 25% in principal amount of the then-outstanding convertible notes may declare 100% of the principal of the convertible notes and accrued and unpaid interest, including additional interest, to be due and payable.
     As a result of the requirement that the Company settle any conversion of the notes occurring prior to the termination of the ownership limitations contained in its certificate of incorporation in cash, the conversion features contained within the convertible notes are deemed to be an embedded derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). In accordance with SFAS 133, the embedded derivative related to the conversion features requires bifurcation from the debt component of the convertible notes and a separate valuation. The Company recognizes the embedded derivative as an asset or liability on its balance sheet and measures it at its estimated fair value, and recognizes changes in its estimated fair value in other income, net in the period of change. See Note 8 for a discussion of the Company’s adoption of SFAS 157, including the estimated fair value calculation for the embedded derivative liability associated with the Company’s convertible notes.
     As a result of the bifurcation of the embedded derivative related to the conversion features of the notes under SFAS 133, the carrying value of the convertible notes at issuance was $53,775. The Company is accreting the difference between the face value of the notes and the carrying value, which totaled $19,078 as of March 29, 2008, as a charge to interest expense using the effective interest rate method over the term of the convertible notes. The Company recognized $551 of discount amortization within interest expense during the three months ended March 29, 2008, which resulted in an effective interest rate of approximately 11.05% related to the convertible notes.
(8) Fair Value of Financial Instruments
     The Company adopted SFAS 157 during the first quarter of fiscal 2008, which resulted in no material impact to its first quarter financial statements. SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis, with the exception of nonfinancial assets and nonfinancial liabilities, for which fair value measurement requirements were deferred in accordance with FSP FAS 157-2 (See Note 3). SFAS 157 enables the reader of the financial statements to assess the inputs used to develop fair value measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
     Level 1 primarily consists of financial instruments whose value is based on quoted market prices. This category also includes financial instruments that are valued using alternative approaches but for which independent external valuation information is available. The Company currently has no assets or liabilities for which it utilizes Level 1 inputs.
     Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The Company’s assets and liabilities that utilize Level 2 inputs include their interest rate swap and embedded derivative liability associated with its convertible notes as discussed further below.
     Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable. The Company’s fair value measurements that utilize Level 3 inputs consist primarily of nonfinancial assets and nonfinancial liabilities for which the provisions of SFAS 157 have been deferred in accordance with FSP FAS 157-2.
     The following table summarizes the estimated fair values of the Company’s interest rate swap and embedded derivative related to its convertible notes as of March 29, 2008, both of which utilize Level 2 inputs:

		Significant Other
		Observable Inputs
	Total	(Level 2)
Derivative instrument — interest rate swap	$(7,782)	$(7,782)

Derivative instrument — embedded derivative liability associated with the conversion features of the Company’s convertible notes	$(6,867)	$(6,867)
          The Company uses derivative instruments primarily to manage exposure to fluctuations in interest rates, to lower its overall costs of financing and to manage the mix of floating- and fixed-rate debt in its portfolio. The Company’s derivative instruments as of March 29, 2008 included an interest rate swap agreement further discussed below. Additionally, the Company’s convertible notes include an embedded derivative as discussed further below.
     Interest Rate Swap Agreement
     The Company’s interest rate swap agreement had a notional amount of $99,000 as of March 29, 2008. The interest rate swap agreement effectively converts a portion of the outstanding amount under the Amended Term Loan, which has a floating rate of interest, to a fixed-rate by having the Company pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap.
     On a quarterly basis, the Company assesses and measures the effectiveness of the cash flow hedge using the changes in variable cash flows method. The changes in variable cash flows method estimates the fair value of the interest rate swap and compares it to the estimated fair value of the offsetting hedged transaction. The Level 2 inputs included in estimating the fair value of both the interest rate swap and the hedged debt include forward LIBOR rates based upon Eurodollar futures rates. In performing its assessment as of March 29, 2008, the fair value of the interest rate swap was determined to be a liability of $7,782 and the changes in the cash flows of the derivative hedging instrument were within 80 to 125 percent of the opposite change in the cash flows of the hedged forecasted transaction and therefore the Company concluded that the hedge was highly effective. Accordingly, the Company recorded the effective portion of the cash flow hedge, which totaled $7,782 ($4,773 net of tax) as of March 29, 2008 within other comprehensive loss on its balance sheet. No amount of the cash flow hedge was determined to be ineffective. The amounts reflected in other comprehensive loss will be reclassified into interest expense in the same period in which the hedged debt affects interest expense. The Company estimates that no amounts will be reclassified into interest expense within the next 12 months. No amounts were recognized in the statement of operations resulting from a cash flow hedge for which it was not probable that the original forecasted transaction would occur. The interest rate swap agreement is scheduled to terminate in April 2012.
     Convertible Note Embedded Derivative Liability
     As discussed above, the conversion features contained within the Company’s convertible notes are deemed to be an embedded derivative under SFAS 133, and accordingly are reflected at their fair value on the Company’s balance sheet. The Company is required to update the fair value as of each reporting date with any difference reflected within other income, net. The Company estimates the fair value of the embedded derivative using a Black-Scholes model. The Black-Scholes model used to estimate the fair value of the conversion features of the Company’s convertible notes incorporates the following assumptions, which are deemed to be Level 2 inputs: (i) trading price of its common stock; (ii) exercise price upon maturity; (iii) risk free rate of return, and (iv) volatility of the Company’s common stock price and stock price of its peer companies. SFAS 157 also requires that the fair value measurement of a liability must reflect the nonperformance risk of the entity. The fair value of the conversion features of the Company’s convertible notes reflected the nonperformance risk of the Company when issued in April 2007. The Company has concluded that changes in the Company’s creditworthiness since issuance of the convertible notes would not result in a material impact to the fair value of the conversion features as of March 29, 2008. The Company estimated the fair value of the conversion features to be $6,867 as of

March 29, 2008 and recognized $3,875 within other income, net during the first quarter of 2008. The decline in the estimated fair value of the Company’s derivative liability since the issuance date for the convertible notes was primarily a result of the decline in the Company’s common stock price.
(9) Income Taxes
     The Company’s income tax benefits for the first quarters of 2008 and 2007 were $11,704 and $1,115, respectively, representing effective tax rates of 37.8% and 2.4%, respectively. Due to the significance of nondeductible expenses relative to the Company’s pretax loss and also due to the seasonality of the Company’s business, the Company’s effective tax rate for the first quarter of 2008 was based upon the Company’s actual year-to-date effective tax rate as opposed to the estimated effective tax rate for the full year of 2008. The first quarter 2008 effective tax rate of 37.8% approximated the Company’s federal tax rate of 35% plus its estimated blended state income tax rate. The Company will continue to evaluate its effective tax rate each quarter during fiscal 2008. Included in the Company’s pretax loss for the first quarter of 2008 was a $3.9 million impairment charge related to the Company’s investment in Eddie Bauer Germany as discussed further in Note 6. Due to the uncertainty in the Company’s ability to recognize the tax benefit associated with this loss, the Company provided a full valuation allowance against the corresponding deferred tax asset as of March 29, 2008. The Company’s income tax benefit for the first quarter of 2007 was lower than its benefit at the U.S. Federal statutory tax rate of 35% plus its estimated blended state income tax rate primarily due to non-deductible interest accretion expense on its securitization interest liability (which was subsequently sold in December 2007) and a higher effective tax rate related to the Company’s taxable income from its Canadian operations. The Company made no changes to its tax valuation allowances associated with its Federal and state NOLs during the first quarters of 2008 or 2007.
(10) Other Income, Net
     The following includes the components of the Company’s other income, net for the three months ended March 29, 2008 and March 31, 2007:

	Three Months	Three Months
	Ended	Ended
	March 29,	March 31,
	2008	2007

Net accretion of financing receivables/payables	$—	$1,120
Gain on interest rate swap	—	165
Fair value adjustment of convertible note embedded derivative liability	3,875	—
Interest income and other	347	286

Total other income, net	$4,222	$1,571
(11) Employee Benefit Plans
     Historically, the Company participated in certain Spiegel employee benefit plans. Upon the Company’s emergence from bankruptcy, the Spiegel post-retirement, defined-benefit healthcare and life insurance plans and pension plan were transferred to and assumed in total by Eddie Bauer Holdings. Accordingly, on such date, the liabilities associated with these plans, in addition to those liabilities related to the Company’s employees, were reflected in the consolidated balance sheet of the Company. The life insurance plan is closed to new participants and provides benefits for existing participants until death. The medical benefits under the post-retirement medical plan continue until the earlier of death or age 65. In accordance with the terms of the Spiegel pension plan, no new participants have been or will be added to the pension plan subsequent to the Company’s emergence from bankruptcy.
Adoption of SFAS 158 Measurement Provisions
     During the first quarter of fiscal 2008, the Company adopted the measurement provisions of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“SFAS 158”). The measurement provisions of SFAS 158 require a company to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year. Prior to adopting the measurement provisions of SFAS 158, the Company measured the plan assets and obligations for its post-retirement health and welfare plans and its pension plan as of the end of its third fiscal quarter.

     In accordance with SFAS 158, in lieu of remeasuring the plan assets and obligations as of January 1, 2008, the Company utilized the measurements determined as of September 30, 2007. The periodic benefit cost for the period of October 1, 2007 through the end of Company’s current fiscal year (e.g. January 3, 2009) has been allocated between the portion to be recognized as an adjustment to retained earnings (equal to three-fifteenths of net periodic benefit cost) upon adoption of the measurement provisions and the portion to be reflected in the Company’s statement of operations during fiscal 2008 (equal to twelve-fifteenths of net periodic benefit cost). As a result, the Company recognized a pre-tax debit to retained earnings of $148 ($91 net of tax) related to its post-retirement health and welfare plans and a pre-tax credit to retained earnings of $245 ($150 net of tax) related to its pension plan as of January 1, 2008.
     Post-retirement Healthcare and Life Insurance Plans
     The components of the Company’s net periodic benefit cost related to its post-retirement healthcare and life insurance plans were as follows:

	Three Months	Three Months
	Ended	Ended
	March 29,	March 31,
	2008	2007
Net benefit cost:
Service cost	$72	$62
Interest cost	125	121
Amortization of prior service credit	(18)	(18)
Amortization of net actuarial gain	(31)	(20)

Total expense	$148	$145

     Contributions to the post-retirement benefit plans totaled $150 and $39 for the three months ended March 29, 2008 and March 31, 2007, respectively. In fiscal 2008, total contributions to the post-retirement benefit plans are expected to be $572.
     Pension Plan
     The components of the Company’s net periodic benefit related to the former Spiegel pension plan were as follows:

	Three Months Ended	Three Months Ended
	March 29, 2008	March 31, 2007
Net periodic benefit:
Service cost	$—	$—
Interest cost	685	712
Amortization of net actuarial gain	(2)	—
Expected return on assets	(928)	(902)

Total benefit	$(245)	$(190)

     The Company made no contributions to the pension plan during the three months ended March 29, 2008 and March 31, 2007 and expects to make no contributions to the pension plan during fiscal 2008.
(12) Stock Based Compensation
     The impact of stock options and RSUs on net income (loss) was as follows:

	Three Months	Three Months
	Ended	Ended
	March 29, 2008	March 31, 2007
Stock option compensation expense	$555	$891
RSU compensation expense	517	3,768

Total equity based compensation expense	1,072	4,659
Tax impact	(407)	(1,817)

Increase in net loss, net of tax	$665	$2,842

     During the first quarter of fiscal 2008, the Company granted inducement awards for newly hired employees of 25,500 stock options with exercise prices ranging from $5.64 per share to $6.69 per share, which vest ratably annually over four years, and 12,018 RSU awards, which cliff vest after four years. Under the Amendment and Restatement of Eddie Bauer Holdings, Inc. 2005 Stock Incentive Plan (the “Stock Incentive Plan”), during the first quarter the Company granted 539,323 stock-only stock appreciation rights (“SOSARs”) with a per share price of $4.30 to eligible corporate employees. The SOSARs give the grantee the right to receive, in shares of the Company’s common stock, the difference between (x) the closing price of the Company’s stock on the date of grant multiplied by a specified number of SOSARs and (y) the closing price of the Company’s stock on the date of exercise, multiplied by the same specified number of SOSARs. The grantee will receive a number of shares of the Company’s common stock equal to the difference between the two amounts [(x) and (y) above], divided by the closing price of the stock on the date of exercise. The SOSARs granted vest ratably annually over four years. Also during the first quarter, the Company granted under the Stock Incentive Plan RSU awards totaling 282,678, which cliff vest after four years, to eligible corporate employees.
     Unrecognized compensation costs related to stock options/SOSARs and RSUs totaled approximately $5,228 and $3,896, respectively, as of March 29, 2008, which are expected to be recognized over weighted average periods of 2.9 and 2.4 years, respectively. No cash was received from stock option exercises during the three months ended March 29, 2008.
(13) Commitments, Guarantees and Contingencies
     Litigation
     In June 2006, a class action suit captioned Tara Hill v. Eddie Bauer, Inc., was filed in Los Angeles Superior Court, State of California. The suit alleged violations by the Company of the California Labor Code and Business and Professions Code relating to the adequacy of wage statements, reimbursements for business expenses, meal and rest periods and other claims, on behalf of a class comprised of all employees in the California stores. The Company and plaintiff reached a settlement in April 2007 and have provided notice to class members regarding the potential settlement. A hearing on final court approval of the settlement was scheduled for March 2008, but will be postponed to June 2008 pending the filing of certain notices related to class action lawsuits. A notice of objection to the settlement has been filed by the plaintiff in the Scherer v. Eddie Bauer, Inc. suit referenced below. The Company intends to vigorously contest the objection to the settlement. In connection with the proposed settlement, the Company accrued $1.6 million in the first quarter of 2007.
          In September 2007, a purported class action suit captioned Kristal Scherer, on behalf of herself, all others similarly situated v. Eddie Bauer, Inc. and Does 1 to 100 was filed in Superior Court of California, County of San Diego, alleging violations of the California Labor Code and Business and Professions Code relating to the payment of incentive bonuses and the Company’s policy on forfeiture of personal days. The case has been removed to U.S. District Court, Southern District of California. The Company intends to vigorously contest the characterization of the suit as a class action, and the bases of the claims alleged. In December 2007, the Company filed a partial motion to dismiss certain counts of plaintiff’s complaint for failure to state a claim. The complaint was amended in January 2008 to add an additional named plaintiff. The Company filed a second partial motion to dismiss relating to the amended complaint.
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
     The information in this Management’s Discussion and Analysis contains certain forward-looking statements, which reflect our current view with respect to future events and financial performance. Any such forward-looking statements are subject to risks and uncertainties that could cause our actual results of operations to differ materially from historical results or current expectations. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto in this quarterly report on Form 10-Q and the audited financial statements, together with the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our Annual Report on Form 10-K filed with the SEC on March 13, 2008.
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
     As of March 29, 2008, we operated 365 stores, consisting of 247 retail stores and 118 outlet stores in the U.S. and Canada. During the first quarter of 2008, we had 7.3 million visits to our websites and circulation of approximately 14.3 million catalogs.
     2008 Business Developments — Five Key Initiatives
     Our management team has set initiatives, formulated strategies to achieve these initiatives, and has begun to take action to implement the initiatives in 2008, with the goal of rebuilding the Eddie Bauer brand as a leader in outerwear and apparel for an active outdoor lifestyle. Given the 12- to 18-month lead time to develop and introduce merchandise into our sales channels, the turnaround of the Eddie Bauer business will be a multi-year effort.
     Our five key initiatives for 2008 are:
•	clarify the brand position and rebuild brand identity

•	upgrade the quality of the merchandise and align the assortment strategy to the new brand position

•	revamp the creative marketing function and fully exploit our marketing advantage as a direct multi-channel retailer

•	cut costs to become more competitive and profitable

•	realign the organization and build talent to accomplish our goals
     To date in 2008, we have:
•	completed a reduction in workforce that removed 123 positions from our support facilities;

•	reduced costs or eliminated unnecessary projects in many departments;

•
realigned reporting responsibilities in key disciplines to group reporting responsibilities according to function to ensure quicker communication with senior management and provide greater oversight in areas critical to a successful turnaround;

•	built marketing themes and cohesive merchandising and marketing strategies across all channels for each season’s merchandise offerings, beginning with our summer merchandise;

•	modified catalog covers, website graphics and in-store signage to reflect the outdoor, active lifestyle attributes of the brand;

•	launched our new website, which combines two former sites for regular and outlet merchandise. Our new website combines the new, bolder marketing look with easier navigation for customers; and

•	created a group devoted to internally developing and externally locating the talent we need to achieve our other initiatives.
     Real Estate
     The table below represents our retail and outlet store activity during the first quarters of fiscal 2008 and 2007:

	Three Months	Three Months
	Ended,	Ended,
	March 29, 2008	March 31, 2007
Number of retail stores:
Open at beginning of period	271	279
Opened during the period	—	1
Closed during the period	24	29
Open at the end of the period	247	251

Number of outlet stores:
Open at beginning of period	120	115
Opened during the period	1	2
Closed during the period	3	1
Open at the end of the period	118	116
     We currently anticipate opening approximately 13 new stores in fiscal 2008, including seven retail and six outlet stores. We closed 24 retail and 3 outlet stores in the first quarter of 2008, anticipate closing two additional outlet stores in the remainder of the year, and may close other, underperforming stores during the year as leases expire or the opportunity to exit becomes available.
     First Quarter 2008 Overview

	Three Months	Three Months
	Ended,	Ended,
	March 29, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
	($ in thousands)
Net merchandise sales	$198,276	$200,014
Total revenues	$213,244	$213,985
Gross margin	$54,752	$58,589
Gross margin %	27.6%	29.3%
SG&A	$95,131	$111,797
     Despite the slight decrease in net merchandise sales, total comparable store sales increased 0.5% in the first quarter of 2008 versus the prior year quarter, which included an increase in comparable store sales in our retail stores of 2.9% and a decline in our outlet store comparable store sales of 3.1%. Net merchandise sales in our direct channel, which includes net sales from our catalogs and website, increased 0.3% in the first quarter versus the prior year quarter.
     Our gross margin and gross margin percentage declined in the first quarter versus the prior year quarter primarily due to markdowns on a higher level of inventory remaining unsold from our 2007 Holiday line. A reduction in our occupancy costs during the quarter positively impacted our gross margin and gross margin percentage. SG&A expenses declined $16.7 million primarily as a result of $16.4 million of non-recurring expenses we incurred during the first quarter of 2007 related to a terminated merger agreement, resignation of our former CEO and an estimated litigation settlement. In conjunction with our cost reduction initiative, we reduced our professional services costs during the first quarter; however these cost savings were offset by the severance charges we recorded during the quarter associated with our corporate workforce reduction.
     See further discussion of our revenues, gross margin and SG&A expenses within Results of Operations below.
Results of Operations
     The following is a discussion of our results of operations for the three months ended March 29, 2008 and March 31, 2007.
Three Months Ended March 29, 2008 compared to Three Months Ended March 31, 2007
Revenues

	Three Months	Three Months
	Ended,	Ended,
	March 29, 2008	March 31, 2007	$ Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Retail & outlet store sales:
Comparable store sales	$108,204	$107,655	$549	0.5%
Non-comparable store sales	26,334	28,767	(2,433)	(8.5%)

Total retail & outlet store sales	134,538	136,422	(1,884)	(1.4%)
Direct sales	63,738	63,559	179	0.3%
Other merchandise sales	—	33	(33)	—

Net Merchandise Sales	198,276	200,014	(1,738)	(0.9%)
Shipping revenues	9,124	8,699	425	4.9%
Licensing revenues	4,077	3,486	591	17.0%
Foreign royalty revenues	1,646	1,542	104	6.7%
Other revenues	121	244	(123)	(50.4%)

Net sales and other revenues	$213,244	$213,985	$(741)	(0.3%)

Percentage increase in comparable store sales	0.5%	9.5%	n/a
     Net merchandise sales decreased $1.7 million, or 0.9%, during the first quarter of fiscal 2008 versus the prior year quarter, which included a decrease of $1.9 million, or 1.4%, in our retail and outlet store sales, which was partially offset by an increase of $0.2 million, or 0.3%, in our catalog and internet sales. Total comparable store sales, which includes sales from both our retail and outlet stores, during the first quarter of fiscal 2008 increased 0.5%, or $0.5 million. Comparable store sales in our retail stores during the first quarter of fiscal 2008 increased 2.9%, or $1.8 million, while comparable store sales in our outlet stores decreased 3.1%, or $1.3 million, versus the prior year period. Comparable store sales in our retail and outlet stores during the first quarter of fiscal 2007 increased 16.4% and 0.3%, respectively, versus the prior year period. We are working to increase inventory turns in our outlet stores by reducing slower moving excess inventory, reducing stock keeping units and adding more seasonal fashion items.
     Non-comparable store sales decreased $2.4 million, or 8.5% during the first quarter of fiscal 2008 versus the prior year period. The decrease in non-comparable store sales was primarily driven by a $6.2 million impact associated with higher sales from subsequently closed stores during the first quarter of 2007 versus 2008 and a $1.3 million decrease related to financial adjustments, which primarily includes merchandise purchased through our direct channel that is returned to our stores, adjustments for the accrual we make for returned goods, and the impact of our customer loyalty program. These decreases to our non-comparable store sales were partially offset by an increase of $4.9 million in the sales associated with non-comparable stores (sales from retail and outlet stores that have not been open for one complete fiscal year and stores that are expanded or down-sized by more than 30% and have not been in operation in their new configuration for one complete fiscal year). Licensing revenues increased $0.6 million as a result of settling a royalty payment that had been in dispute.

     Cost of Goods Sold, Including Buying and Occupancy and Gross margin and gross margin %

	Three Months
	Ended	Three Months Ended
	March 29, 2008	March 31, 2007	Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Net Merchandise Sales	$198,276	$200,014	$(1,738)
Cost of sales, including buying and occupancy	$143,524	$141,425	$2,099
Gross margin	$54,752	$58,589	$(3,837)
Gross margin as a % of net merchandise sales	27.6%	29.3%	(1.7%)
     Our gross margin for the first quarter of 2008 was $54.8 million, a decrease of $3.8 million, or 6.5%, from our first quarter of 2007 gross margin of $58.6 million, primarily as a result of the markdowns of remaining 2007 Holiday merchandise. The $2.1 million increase in our costs of sales during the first quarter of 2008 versus the prior year quarter reflected an increase of $3.5 million in our merchandise costs, which were partially offset by a $1.8 million decrease in our occupancy costs. The increase in our merchandise costs was driven by both a higher volume of units sold as well as a higher cost per unit on sales of 2007 Holiday and outerwear product. The decline in our occupancy costs resulted primarily from a decrease in amortization associated with our leasehold improvements. The decrease in amortization resulted from the fresh start adjustments we recorded upon our emergence from bankruptcy which became fully amortized during mid-2007.
     Our gross margin percentage decreased to 27.6% in the first quarter of 2008 from 29.3% in the first quarter of 2007. The 1.7 percentage point decrease in our gross margin percentage was due primarily to a 2.2 percentage point decrease in our merchandise margins driven by higher markdowns taken to liquidate 2007 Holiday product. Partially offsetting the impact of the lower merchandise margins during the first quarter was a 0.7 percentage point improvement in our gross margin as a result of the lower occupancy costs.
     Our warehousing and distribution expenses (excluding occupancy costs related to our warehouses) and shipping costs are included in selling, general and administrative expenses. As a result, our gross margin and gross margin percentages may not be comparable to those of other retailers. Our warehousing and distribution expenses reflected in selling, general and administrative expenses for the first quarters of 2008 and 2007 were $7.3 million and $8.0 million, respectively. Our shipping costs reflected in selling, general and administrative expenses for the first quarters of 2008 and 2007 were $6.5 million and $5.9 million, respectively.
     Selling, general and administrative expenses

	Three Months Ended	Three Months Ended
	March 29, 2008	March 31, 2007	Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Selling, general and administrative expenses (SG&A)	$95,131	$111,797	$(16,666)
SG&A as a % of net merchandise sales	48.0%	55.9%
     SG&A expenses for the first quarter of 2008 were $95.1 million, representing a decrease of $16.7 million, or 14.9% from the prior year quarter. SG&A expenses as a percentage of net merchandise sales for the first quarter of 2008 were 48.0%, down from 55.9% in the prior year quarter, which was primarily due to the non-recurrence of expenses we incurred during the first quarter of 2007. SG&A expenses for the first quarter of 2007 included $16.4 million of non-recurring expenses including (i) the $5 million termination fee we were required to pay as a result of our stockholders not approving a proposed merger agreement; (ii) $8.4 million of expense, including $3.2 million of accelerated stock-based compensation expense, related to the resignation of our former CEO; (iii) $1.4 million of legal and other costs related to our terminated merger agreement; and (iv) a $1.6 million charge related to an estimated settlement of litigation. SG&A expenses as a percentage of net merchandise sales excluding these non-recurring expenses during the first quarter of 2007 were 47.7%. SG&A expenses for the first quarter of 2008 included $2.5 million in severance charges associated with the workforce reduction in corporate support personnel, which was partially offset by decreases of $1.0 million in our professional services costs resulting primarily from the successful implementation in the fourth quarter of 2007 of internal controls pursuant to the Sarbanes Oxley Act of 2002, which reduced the amount of external consulting services required in the current year first quarter, and the hiring in the fourth quarter of 2007 of our new chief financial officer in lieu of the consulting firm previously used to provide an interim chief financial officer, and $1.3 million in lower depreciation expenses.

     Equity in losses of foreign joint ventures

	Three Months Ended	Three Months Ended
	March 29, 2008	March 31, 2007	Change
	(Unaudited)	(Unaudited)
($ in thousands)
Equity in losses of foreign joint ventures	$(4,340)	$(1,424)	$(2,916)
     Losses of foreign joint ventures for the first quarter of 2008 of $4.3 million included $4.1 million in losses related to Eddie Bauer Germany and $0.2 million related to Eddie Bauer Japan. Losses in Eddie Bauer Germany included an impairment charge of $3.9 million. In February 2008, we received a required one-year notice from our joint venture partners in Eddie Bauer Germany of their decision to terminate the joint venture arrangement, and as a result, the joint venture, together with a companion license arrangement, will be terminated in February 2009 unless we successfully conclude ongoing negotiations and enter into an arrangement with a third party to transfer our joint venture interest for an assumption by the third party of future joint venture liabilities. There is no assurance that such arrangement will be successfully completed. As a result of the above mentioned termination notice, we performed an impairment review of our investment in Eddie Bauer Germany and determined that an other-than-temporary impairment existed. Accordingly, we recognized an impairment charge of $3.9 million during the first quarter of 2008, which reduced our investment in Eddie Bauer Germany to zero and also reflected our legal obligation to fund our proportionate share of Eddie Bauer Germany’s losses for their fiscal year ending February 29, 2008, which totaled $0.7 million. We will continue to recognize our proportionate share of Eddie Bauer Germany’s equity earnings or losses until the termination of the joint venture arrangement in February 2009. We will continue to operate under all agreements related to our joint venture arrangement with Eddie Bauer Germany, including a royalty agreement under which Eddie Bauer Germany is required to pay us specified royalty rates for their net merchandise sales. We may offset receivables we are owed from Eddie Bauer Germany to fund future losses that may be incurred by the joint venture until its termination.
     Interest expense

	Three Months Ended	Three Months Ended
	March 29, 2008	March 31, 2007	Change
	(Unaudited)	(Unaudited)
($ in thousands)
Interest expense	$5,474	$6,806	$(1,332)
     Interest expense during the first quarter of 2008 decreased as compared to the prior year quarter primarily as a result of a $3.1 million decrease in interest expense related to our Amended Term Loan. The decline in interest expense on our Amended Term Loan resulted from a lower average outstanding balance during the first quarter of 2008 due to the refinancing and repayment of $48.8 million of the loan during April 2007 and repayments of $27.7 million during the fourth quarter of 2007 and also due to a lower average interest rate. This decrease in interest expense was partially offset by interest expense of $1.0 million and discount amortization of $0.5 million related to the $75 million in convertible notes we issued in April 2007. Interest expense for the first quarters of 2008 and 2007 included $0.2 million and $0.1 million, respectively, of interest expense related to our Revolver. During the first quarters of 2008 and 2007, we capitalized interest of $0.3 million and $0.4 million, respectively.
     Other income, net

	Three Months	Three Months
	Ended	Ended
	March 29,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
	($ in thousands)
Net accretion of financing receivables/payables	$—	$1,120
Gain on interest rate swap	—	165
Fair value adjustment of convertible note embedded derivative liability	3,875	—
Interest income and other	347	286

Total other income, net	$4,222	$1,571
     Other income, net for the first quarter of 2008 included $3.9 million of income associated with the fair value adjustment of the embedded derivative associated with our convertible notes and $0.3 million of interest income. Other income, net for the first quarter of 2007 included $1.1 million of net accretion income associated with the receivables and liabilities associated with our securitization interests, $0.2 million of income associated with our interest rate swap which we determined was no longer an effective hedge as of March 31, 2007 and $0.3 million of interest income.
     Income tax benefit

	Three Months Ended	Three Months Ended
	March 29, 2008	March 31, 2007	Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Income tax benefit	$(11,704)	$(1,115)	$(10,589)
Effective tax rate	37.8%	2.4%	n/a
     Our income tax benefits for the first quarter of 2008 and 2007 were $11.7 million and $1.1 million, respectively, representing effective tax rates for the first quarters of 2008 and 2007 of 37.8% and 2.4%, respectively. Due to the significance of nondeductible expenses relative to our pretax loss and also due to the seasonality of our business, our effective tax rate for the first quarter of 2008 was based upon our actual year-to-date effective tax rate as opposed to the estimated effective tax rate for the full year of 2008. The first quarter 2008 effective tax rate of 37.8% approximated our federal tax rate of 35% plus our estimated blended state income tax rate. We will continue to evaluate our effective tax rate each quarter during fiscal 2008. Included in our pretax loss for the first quarter of 2008 was a $3.9 million impairment charge related to our investment in Eddie Bauer Germany as discussed above. Due to the uncertainty in our ability to recognize the tax benefit associated with this loss, we provided a full valuation allowance against the corresponding deferred tax asset as of March 29, 2008. Our income tax benefit for the first quarter of 2007 was lower than our benefit at the U.S. Federal statutory tax rate of 35% plus our estimated blended state income tax rate primarily due to non-deductible interest accretion expense on our securitization interest liability (which was subsequently sold in December 2007) and a higher effective tax rate related to our taxable income from our Canadian operations. We made no changes to our tax valuation allowances associated with our Federal and state net operating losses during the first quarters of 2008 or 2007.
Liquidity and Capital Resources
     Cash Flow Analysis
     Three Months ended March 29, 2008 Compared to Three Months ended March 31, 2007

	Three Months	Three Months
	Ended	Ended
	March 29,	March 31,
	2008	2007
	($ in thousands)
	(Unaudited)
Cash flow data:
Net cash used in operating activities	$(25,274)	$(32,101)
Net cash used in investing activities	$(5,227)	$(13,135)
Net cash provided by (used in) financing activities	$6,412	$(4,786)
Net cash used in operating activities
     Net cash used in operating activities for the three months ended March 29, 2008 totaled $25.3 million, compared to $32.1 million for the three months ended March 31, 2007.
     Cash used in our operations, when excluding the change in working capital and $1.2 million of non-cash items (i.e., depreciation and amortization, losses and impairments of property and equipment, equity in earnings (losses) of joint ventures, stock-based compensation expenses, deferred income taxes and fair value adjustments related to our convertible notes), totaled $18.1 million for the three months ended March 29, 2008. Cash used in our operations, when excluding the change in working capital and $16.7 million of non-cash items, was $28.1 million for the three months ended March 31, 2007. The improvement in our cash from operations when excluding non-cash items in the first quarter of 2008 as compared to the first quarter of 2007 resulted primarily from the decrease in our SG&A expenses during the first quarter of 2008 versus the prior year quarter.
     Changes in our working capital for the three months ended March 29, 2008 resulted in a use of cash of $8.9 million versus $4.0 million for the three months ended March 31, 2007. The $8.9 million use of working capital during the first quarter of 2008 was driven by a $19.5 million decrease in our accrued expenses, which included decreases of $5.2 million in our current taxes payable due primarily to tax payments made related to our Canadian operations, a decrease of $7.6 million in our allowance for sales returns and a $4.2 million decrease in our sales and use taxes payable. The use of working capital cash related to the decrease in our accrued expenses was partially offset by a $9.5 million decrease in our inventory. The decreases in sales return allowances, sales and use taxes and inventory levels was driven by the seasonality of our business with net merchandise sales lower during the first quarter of each year. The $4.0 million use of cash during the first quarter of 2007 primarily resulted from a $15.0 million decrease in our accrued expenses, which included an $8.0 million decrease in our sales returns and allowances and a $5.7 million decrease in our sales and payroll tax accruals. Partially offsetting the decrease in our accrued expenses was an $8.2 million decrease in our accounts receivable balances and a $4.6 million increase in our deferred rent obligations primarily resulting from cash received related to construction allowances.
     Net cash used in investing activities
     Net cash used in investing activities for the three months ended March 29, 2008 totaled $5.2 million, which primarily included capitalized software expenditures related to our updated eddiebauer.com website which we launched during the first quarter of 2008. Net cash used in investing activities for the three months ended March 31, 2007 totaled $13.1 million, which included capital expenditures primarily related to our new corporate facilities and expenditures related to the new stores we opened during the first quarter of 2007.
     Net cash provided by ( used in) financing activities
     Net cash provided by financing activities for the three months ended March 29, 2008 totaled $6.4 million and included $9.3 million of net proceeds from our revolving credit facility, which was partially offset by $1.7 million in repayments of our senior term loan and a $1.2 million decrease in our bank overdraft position. Net cash used in financing activities for the three months ended March 31, 2007 totaled $4.8 million, which primarily included a $4.3 million decrease in our bank overdraft position and $0.8 million of repayments on our senior term loan.
     Sources of Liquidity
     As of May 1, 2008 we had $283.2 million in outstanding debt from three credit vehicles, including $194.5 million outstanding on our Amended Term Loan; the Revolver, on which $13.7 million was outstanding as of May 1, 2008; and $75 million in 5.25% senior convertible notes. As of March 29, 2008, we had cash balances of $3.5 million. Our primary source of cash is the cash generated from our operations and borrowings under our Revolver. If sales and operating cash flow do not increase over time, we may not have sufficient capital resources to fund our operating plan, which may result in our need to seek additional sources of liquidity through the sale of assets, the assumption of additional debt or the issuance of equity. There can be no assurance that we would be successful in borrowing additional funds at reasonable rates of interest or issuing equity at a favorable valuation, or at all.
     Senior Secured Revolving Credit Facility
     On June 21, 2005, Eddie Bauer, Inc. executed the Revolver agreement with Bank of America, N.A., General Electric Capital Corporation and The CIT Group/Business Credit, Inc (“Revolving Lenders”). The Revolver is comprised of revolving loans and letters of credit up to $150 million to fund working capital needs.
     Advances under the Revolver may not exceed a borrowing base equal to various percentages of Eddie Bauer, Inc.’s eligible accounts receivable balances and eligible inventory, less specified reserves. The Revolver is secured by a first lien on Eddie Bauer, Inc.’s inventory and certain accounts receivable balances and by a second lien on all of Eddie Bauer, Inc.’s other assets other than our Groveport, Ohio facility. The Revolver is guaranteed by Eddie Bauer and certain of its subsidiaries. Our availability under the Revolver was $84.3 million as of March 29, 2008. As of March 29, 2008, we had $8.4 million of letters of credit outstanding and $9.3 million had been drawn under the Revolver.
     Borrowings under the Revolver bear interest at:
•	LIBOR plus 1.25% if the average aggregate outstanding (based upon the preceding calendar month) is less than $75 million; or

•	LIBOR plus 1.50% if the average aggregate outstanding is greater than or equal to $75 million.

     We are required to pay an unused commitment fee of 0.25% per annum on the unused amount, plus a letter of credit fee. The Revolver is scheduled to terminate on June 21, 2010.
     The agreement requires that at any time the availability under the agreement is less than 10% of the maximum Revolver available, we are required to maintain a consolidated fixed charge coverage ratio (as defined therein) of at least 1.25:1.00. The agreement also limits our capital expenditures (net of landlord contributions) to $60 million in 2008, and $70 million in 2009 and 2010. Finally, there are additional covenants that restrict us from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in our capital stock; from entering into certain guarantees; from incurring debt and liens subject to limits specified within the agreement; and other customary covenants. As of March 29, 2008, our availability under the agreement was not less than 10% of the maximum Revolver available.
     Senior Secured Term Loan
     On June 21, 2005, Eddie Bauer, Inc. entered into the $300 million Prior Term Loan upon its emergence from bankruptcy. On April 4, 2007, Eddie Bauer, Inc. entered into the Amended and Restated Term Loan with various lenders, Goldman Sachs Credit Partners L.P., as syndication agent, and JP Morgan Chase Bank, N.A. The Amended Term Loan amends the Prior Term Loan. In connection with the Amended Term Loan, $48.8 million of the loans were prepaid, reducing the principal balance of the Prior Term Loan from $273.8 million to $225 million. We recognized a loss on extinguishment of debt of $3.3 million in April 2007, which represented the unamortized deferred financing fees of the Prior Term Loan and was reflected within other income, net on our statement of operations. The Amended Term Loan extends the maturity date of the Prior Term Loan to April 1, 2014, and amends certain covenants of the Prior Term Loan. As of March 29, 2008, $194.5 million was outstanding under the Amended Term Loan.
     Interest under the Amended Term Loan is calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.25% in the case of base rate loans, or LIBOR plus 3.25% for Eurodollar loans. Interest requirements for both base rate loans and Eurodollar loans are reset on a monthly basis. As of March 29, 2008, the Amended Term Loan had an interest rate of LIBOR of 3.13% plus 3.25%, for a total interest rate of 6.38%. Interest is payable quarterly on the last day of each March, June, September and December for base rate loans, and for Eurodollar loans having an interest period of three months or less, the last day of such interest period or for Eurodollar loans having an interest period of longer than three months, each day that is three months after the first day of such interest period.
     The Amended Term Loan is secured by a first lien on certain real estate assets and trademarks and by a second lien on substantially all of the other assets of us, Eddie Bauer, Inc. and our subsidiaries.
     In accordance with the Amended Term Loan agreement, we are required to repay $0.6 million on a quarterly basis from June 30, 2007 through December 31, 2013, with the remaining balance due upon maturity of the loan on April 1, 2014. The Amended Term Loan agreement also includes mandatory prepayment provisions, including prepayment requirements related to asset sales, future indebtedness, capital transactions, and a requirement that 50% (reduced to 25% if our consolidated senior secured leverage ratio (as defined therein) on the last day of the relevant fiscal year is not greater than 2.00 to 1.00) of any “excess cash flows,” as defined in the Amended Term Loan agreement and measured on an annual basis be applied to repayment of the loan. In the event we make voluntary prepayments or mandatory prepayments as a result of asset sales or other transactions as specified within the agreement, future principal payments are reduced in accordance with the terms of the Amended Term Loan. As discussed in Note 5 to our interim financial statements, we sold our interest in our financing receivables in December 2007. As a result of this asset sale, we were required to use the net cash proceeds received from the sale as a payment under our Amended Term Loan. Accordingly, we repaid $7.7 million and $1.7 million of our outstanding term loan balance in December 2007 and during the first quarter of 2008, respectively. As a result of our prepayments made related to the sale of our financing receivables and a $20 million voluntary prepayment in December 2007, we are not required to make any of the scheduled repayments under the terms of the Amended Term Loan and the remaining balance outstanding under the Amended Term Loan is not required to be repaid until the Amended Term Loan’s maturity date on April 1, 2014. We will be required to make repayments to the Amended Term Loan resulting from “excess cash flows” and “asset sales”, as such are defined within the Amended Term Loan agreement.
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
     Certain of the financial covenants under the Amended Term Loan agreement are less restrictive than the financial covenants contained within the Prior Term Loan. The Amended Term Loan agreement also limits our capital expenditures, including our subsidiaries (net of landlord contributions) to $50 million in 2008, $60 million in 2009, and $70 million in 2010 through 2014. There are additional covenants that restrict us and our subsidiaries from entering into certain merger, consolidation and sale transactions outside the normal course of business, making certain distributions or changes in our capital stock, entering into certain guarantees, incurring debt and liens subject to limits specified within the agreement, and other customary covenants. As of March 29, 2008, our most recent quarterly compliance reporting date, we were in compliance with the covenants of the Amended Term Loan agreement.
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
     The convertible notes are not convertible prior to the termination the ownership limitations contained in our certificate of incorporation, which will occur not later than January 4, 2009 except upon the occurrence of specified corporate transactions, as set forth in the indenture governing the convertible notes. Following the termination of the ownership limitations and prior to April 1, 2013, holders may convert all or a portion of their notes under the following circumstances: (i) during any calendar quarter commencing after June 30, 2007 if the last reported sale price of our common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (ii) during the five business day period after any 10 consecutive trading-day period (“measurement period”) in which the trading price per $1,000 principal amount of notes for each day in the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (iii) upon the occurrence of specified corporate transactions, as set forth in the indenture governing the convertible notes. On or after April 1, 2013, holders may convert their notes at any time prior to 5:00 pm, New York City time, on the business day immediately preceding the maturity date. The initial conversion rate, which is subject to adjustment, for the notes was 73.8007 shares per $1,000 principal amount of notes (which represented an initial conversion price of approximately $13.55 per share). Upon conversion, we have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of our common stock, provided that if the notes are converted prior to termination of the ownership limitations, we must pay cash in settlement of the converted notes. A holder will receive cash in lieu of any fractional shares.
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
     As a result of the requirement that we settle any conversion of the notes occurring prior to the termination of the ownership limitations contained in our certificate of incorporation in cash, the conversion features contained within the convertible notes are deemed to be an embedded derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). In accordance with SFAS 133, the embedded derivative related to the conversion features requires bifurcation from the debt component of the convertible notes and a separate valuation. We recognize the embedded derivative as an asset or liability on our balance sheet and measure it at its estimated fair value, and recognize changes in its estimated fair value in other income, net in the period of change.
     With the assistance of a third party, we estimated the fair value of the embedded derivative primarily using the Black-Scholes model and other valuation methodologies which resulted in an estimated fair value of $6.9 million as of March 29, 2008. The estimated fair value of the conversion features is recorded with the convertible note liability on our balance sheet. We recognized $3.9 million within other income, net during the first quarter of fiscal 2008 related to the fair value adjustment of the liability between the end of fiscal 2007 and the end of the first quarter of fiscal 2008. The decline in the estimated fair value of our derivative liability since the issuance date for the convertible notes was primarily a result of the decline in our common stock price.
     As a result of the bifurcation of the embedded derivative related to the conversion features of the notes under SFAS 133, the carrying value of the convertible notes at issuance was $53.8 million. We are accreting the difference between the face value of the notes and the carrying value, which totaled $19.1 million as of March 29, 2008, as a charge to interest expense using the effective interest rate method over the term of the convertible notes. We recognized $0.6 million of discount amortization within interest expense during the three months ended March 29, 2008, which resulted in an effective interest rate of approximately 11.05% related to the convertible notes.
     Interest Rate Swap Agreement
     We use derivative instruments primarily to manage exposures to fluctuations in interest rates, to lower our overall costs of financing and to manage the mix of floating- and fixed-rate debt in our portfolio. Our derivative instruments as of March 29, 2008 included an interest rate swap agreement. Additionally, our convertible notes included an embedded derivative as discussed further above. The interest rate swap agreement had a notional amount of $99.0 million as of March 29, 2008. The interest rate swap agreement effectively converts a portion of the outstanding amount under the Amended Term Loan, which has a floating rate of interest, to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. No portion of the interest rate swap was excluded from the assessment of the hedge’s effectiveness. Because all critical terms of the derivative hedging instrument and the hedged forecasted transaction were not identical, the interest rate swap did not qualify for the “shortcut method” of accounting as defined in SFAS 133. On a quarterly basis, we assess and measure the effectiveness of the cash flow hedge using the changes in variable cash flows method. In performing our assessment as of March 29, 2008, the fair value of the interest rate swap was determined to be a liability of $7.8 million and the changes in the cash flows of the derivative hedging instrument were within 80 to 125 percent of the opposite change in the cash flows of the hedged forecasted transaction and therefore we concluded that the hedge was highly effective. Accordingly, we recorded the effective portion of the cash flow hedge, which totaled $7.8 million ($4.8 million net of tax) as of March 29, 2008 within other comprehensive loss on our balance sheet. No amount of the cash flow hedge was determined to be ineffective. The amounts reflected in other comprehensive loss will be reclassified into interest expense in the same period in which the hedged debt affects interest expense. We estimate that no amounts will be reclassified into interest expense within the next 12 months. The interest rate swap agreement is scheduled to terminate in April 2012.
Financial Condition
     At March 29, 2008 Compared to December 29, 2007
     Our total assets were $748.8 million as of March 29, 2008, down $62.6 million, or 7.7% from December 29, 2007. Current assets as of March 29, 2008 were $220.7 million, down $53.4 million from $274.1 million as of December 29, 2007. The decline in our current assets was driven primarily by a $24.1 million decrease in our cash and cash equivalents (see further discussion above under “Liquidity and Capital Resources — Cash Flow Analysis"); a $15.3 million decrease in our restricted cash as a result of the collection of 50% of the holdback amount related to the sale of our financing receivables; and a $10.1 million decrease in our inventory balance due to seasonality.
     Non-current assets as of March 29, 2008 were $528.1 million, down $9.2 million from $537.3 million as of December 29, 2007. The decline in our non-current assets was driven primarily by decreases of $7.0 million and $1.8 million in our property and equipment and in our other intangible assets, respectively, due to depreciation and amortization expense recognized during the first quarter of 2008.
     Our total liabilities were $512.8 million as of March 29, 2008, a decrease of $42.4 million, or 7.6%, from December 29, 2007. Current liabilities as of March 29, 2008 were $172.8 million, down $29.5 million from $202.3 million as of December 29, 2007. The decline in our current liabilities was driven by a $17.5 million decrease in our accrued expenses which included decreases of $7.6 million in our allowance for sales returns; $5.2 million in current taxes payable; and $4.2 million in sales and use taxes payable. In addition, our current liabilities to the Spiegel Creditor Trust decreased $15.3 million as a result of our payment made associated with the holdback amount we received during the first quarter. See further discussion of the sale of our financing receivables and holdback amounts received in Note 5 to our unaudited financial statements included in this document. These decreases in our current liabilities were partially offset by the $9.3 million we had outstanding under our Revolver as of March 29, 2008.
     Non-current liabilities as of March 29, 2008 were $340.0 million, a decrease of $12.9 million from $352.9 million as of December 29, 2007. The decrease in our non-current liabilities resulted from a $10.8 million decrease in our noncurrent deferred tax liabilities driven by the deferred tax benefit we recognized during the first quarter of 2008.
     Our stockholders’ equity as of March 29, 2008 totaled $236.0 million, down $20.3 million from December 29, 2007, driven primarily by our net loss recorded for the first quarter of 2008.
     Cash Requirements
     Our primary cash requirements for fiscal 2008 are to fund working capital to support anticipated merchandise sales increases; capital expenditures to open new stores and refurbish existing stores; maintain our distribution center and information technology systems; and to make interest payments on our Amended Term Loan and convertible notes. We anticipate that our capital expenditures for 2008 will be approximately $28.7 million (or $24.0 million net of landlord contributions), of which approximately 61% relates to opening and remodeling of stores in accordance with our plans to realign our stores, as compared to capital expenditures of $56.6 million during fiscal 2007, which included capital expenditures related to new store openings, store remodels and capital expenditures related to the move of our corporate headquarters in mid-2007. In 2008, we plan to spend up to an additional $2.5 million to refixture our existing stores to support new merchandise initiatives in outerwear and activewear.
     We anticipate opening seven new retail and six new outlet stores and closing 26 retail and five outlet stores during fiscal 2008. We finance the opening of the new stores through cash provided by operations and our revolving credit facility. We estimate that capital expenditures to open a store will approximate $1.0 million and $0.6 million per store for retail and outlet stores, respectively. In substantially all instances, this capital investment is funded partially by the landlords of the leased sites. The portion funded by landlords typically ranges from 25% to 50%. Additionally, we expect initial inventory purchases for the new retail and outlet stores to average approximately $0.2 million.
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

     We do not anticipate significant cash requirements for U.S. Federal income tax payments during 2008 due to existing, unutilized NOL carryforwards we assumed when Spiegel transferred ownership of its subsidiaries, FSAC and SAC, to us upon our emergence from bankruptcy. We are required to make tax payments associated with income we generate related to our Canadian operations. We do not anticipate paying any dividends on our common stock in the foreseeable future. In addition, covenants in our term loan agreement and revolving credit facility restrict our ability to pay dividends and may prohibit certain other payments.
     Contractual Obligations
     Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact our short and long-term liquidity and capital resource needs. A table representing the scheduled maturities of our contractual obligations as of December 29, 2007 was included under the heading “Contractual Obligations” within our Form 10-K filed with the SEC on March 13, 2008. The only significant change in our contractual obligations since December 29, 2007, other than those which occur in the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations) resulted from our anticipated interest payments under the variable portion of our senior term loan as a result of changes in interest rates during the first quarter. Taking into consideration the interest rate changes and the hedged portion of our Term Loan, interest requirements on our Amended Term Loan are anticipated to be $14.0 million during 2008, $28.1 million during 2009-2010, $30.1 million during 2011-2012, and $19.3 million thereafter, for total interest requirements of $91.5 million.
     In addition to the above contractual obligations, we had $8.4 million of letters of credit outstanding as of March 29, 2008. See further discussion of our letters of credit under “Off-Balance Sheet Arrangements” below.
     Other Contractual Obligations
     Insurance and Self-insurance
     We use a combination of insurance and self-insurance to cover a number of risks, including worker’s compensation, general liability, property and automobile liability and employee-related health care benefits, a portion of which is reimbursed by our employees. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. We believe that we have taken reasonable steps to ensure that we are adequately accrued for costs incurred related to these programs at March 29, 2008.
     Pension and Other Post-retirement Benefit Obligations
     We assumed the Spiegel pension and other post-retirement plans as of our emergence from bankruptcy. Our funding obligations and liabilities under the terms of the plans are determined using certain actuarial assumptions, including a discount rate and an expected long-term rate of return on plan assets. These assumptions are reviewed and updated annually. Prior to fiscal 2008, our annual measurement date was the end of the third quarter. The third quarter measurement results were subsequently reflected in our fiscal year end financial statements.
     During the first quarter of fiscal 2008, we adopted the measurement provisions of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“SFAS 158”). The measurement provisions of SFAS 158 require a company to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year.
     In accordance with SFAS 158, in lieu of remeasuring the plan assets and obligations as of January 1, 2008, we utilized the measurements determined as of September 30, 2007. The periodic benefit cost for the period of October 1, 2007 through the end of Company’s current fiscal year (e.g. January 3, 2009) has been allocated between the portion to be recognized as an adjustment to retained earnings (equal to three-fifteenths of net periodic benefit cost) upon adoption of the measurement provisions and the portion to be reflected in the Company’s statement of operations during fiscal 2008 (equal to twelve-fifteenths of net periodic benefit cost). As a result, we recognized a pre-tax debit to retained earnings of $0.1 million related to our post-retirement health and welfare plans and a pre-tax credit to retained earnings of $0.2 million related to our pension plan as of January 1, 2008.

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
Off-Balance Sheet Arrangements
     As of March 29, 2008, we had $8.4 million in outstanding stand-by letters of credit. We had no other off-balance sheet financing arrangements as of March 29, 2008. We use stand-by letters of credit to support our worker’s compensation insurance and import customs bond programs. Letters of credit, primarily merchandise vendor letters of credit, are important to our operations because they allow us to have payment on our behalf guaranteed by a bank which then pays the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. We subsequently record the payable to the vendor on our balance sheet at the time of merchandise title transfer. We had no letters of credit outstanding as of March 29, 2008 for the sourcing or purchase of inventory, and at this time, we are not aware of any material future risks to the availability of letters of credit.
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
Critical Accounting Policies and Estimates
     The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the periods reported. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.
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
     The only change to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K filed with the SEC on March 13, 2008 was the adoption of SFAS 157, Fair Value Measurements, which defined how fair value is to be calculated for our nonfinancial assets and nonfinancial liabilities, which included the valuation of our derivative instruments. The adoption of SFAS 157 did not have a material impact to the fair value determination of our derivative instruments as of March 29, 2008.
Inflation
     The rate of inflation over the past several years has not had a significant impact on our sales or profitability.
Recent Accounting Pronouncements
     See Note 3 to our interim financial statements included in this report for a discussion of recent accounting pronouncements.
Related Party Transactions
     We had no material related party transactions during the three months ended March 29, 2008.

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
Revolving Credit Facility
     Our Revolver bears interest at variable rates based on LIBOR plus a spread. As of March 29, 2008, our availability was approximately $84.3 million and $9.3 million had been drawn under the Revolver.
Senior Secured Term Loan
     On April 4, 2007, we amended and restated the Prior Term Loan. In connection with the amendment and restatement, $48.8 million of the loans were prepaid, reducing the principal balance from $273.8 million to $225 million. As of March 29, 2008, the outstanding amount of our Amended Term Loan totaled $194.5 million. Interest on the Amended Term Loan is calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.25% in the case of base rate loans, or LIBOR plus 3.25% for Eurodollar loans. Interest requirements for both base rate loans and Eurodollar loans are reset on a monthly basis. As of March 29, 2008, our Amended Term Loan had an interest rate of LIBOR of 3.13% plus 3.25%, for a total interest rate of 6.38%. See “Management’s Discussion and Analysis of Financial Condition — Sources of Liquidity” for a more detailed description of our Amended Term Loan Agreement.
     As of March 29, 2008, we had an interest rate swap agreement with a notional amount of $99.0 million, which had been designated as a cash flow hedge of Amended Term Loan. The interest rate swap agreement effectively converts a portion of the outstanding amount under the Amended Term Loan, which has a floating-rate of interest to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The new interest rate swap agreement is scheduled to terminate in April 2012. The fair value of the interest rate swap agreement was estimated to be a liability of $7.8 million as of March 29, 2008. Assuming a 10% increase in interest rates, the fair value of the new interest rate swap would be a liability of approximately ($6.7) million at March 29, 2008. Assuming a 10% decrease in interest rates, the fair value of the interest rate swap would be a liability of approximately ($8.9) million at March 29, 2008.
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
Market Risk — Change in Value of our Common Stock
     Our convertible notes contain certain features that allow the holder to convert their notes into shares of our common stock upon the occurrence of certain conditions. See further discussion above under “Management’s Discussion and Analysis of Financial Condition — Sources of Liquidity — Convertible Notes” for a detailed description of the terms of conversion. The fair market value of the convertible notes is subject to market risk due to the convertible feature of the notes. The fair market value of the convertible notes will generally increase as the market price of our common stock increases and decrease as the market price falls.
     As a result of the requirement that we settle any conversion of notes prior to the termination of the ownership limitations contained in our certificate of incorporation in cash, the conversion features contained within the convertible notes are deemed to be an embedded derivative under SFAS 133. In accordance with SFAS 133, the embedded derivative related to the conversion features requires bifurcation from the debt component of the convertible notes and a separate valuation. We recognize the embedded derivative as a liability on our balance sheet and measure it at its estimated fair value, and recognize changes in its estimated fair value in other income, net in the period of change. We determine the estimated fair value of the embedded derivative primarily using the Black-Scholes model and other valuation methodologies which resulted in an estimated fair value of $21.2 million as of the issuance date for the convertible notes. The Black-Scholes model and other valuation methodologies are complex and require significant judgments. In applying the Black-Scholes model, changes and volatility in our common stock price and the stock price of other comparable retailers and changes in risk-free interest rates could significantly affect the fair value of this derivative instrument. We estimated the fair value of the conversion features to be $6.9 million as of March 29, 2008 and recognized $3.9 million within other income, net during the first quarter of 2008.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of March 29, 2008, the Company’s management, with participation of its Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are adequate and effective to reasonably assure that material information relating to the Company, including its consolidated subsidiaries, would be communicated to management by others within those entities in a timely manner to allow decisions to be made regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the accuracy and reliability of financial reporting and the preparation of the Company’s financial statements to accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; ensure that receipts and expenditures are being made only in accordance with the authorization of management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on our financial statements. There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even the most effective internal controls over financial reporting can provide only reasonable assurances with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with changes in circumstances.
     Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 29, 2008.
Changes in Internal Control over Financial Reporting
     There have been no significant changes in our internal control over financial reporting during the three months ended March 29, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
     Item 1. LEGAL PROCEEDINGS
     In June 2006, a class action suit captioned Tara Hill v. Eddie Bauer, Inc., was filed in Los Angeles Superior Court, State of California. The suit alleged that we violated the California Labor Code and Business and Professions Code relating to the adequacy of wage statements, reimbursements for business expenses, meal and rest periods and other claims, on behalf of a class comprised of all employees in our California stores. We reached a settlement with the plaintiff in April, 2007 and have provided notice to class members regarding the potential settlement. A hearing on final court approval of the settlement was scheduled for March 2008, but was postponed to June 2008 pending the filing of certain notices related to class action lawsuits. A notice of objection to the settlement has been filed by the plaintiff in the Scherer v. Eddie Bauer, Inc. suit referenced below. We intend to vigorously contest the objection to the settlement. In connection with the proposed settlement, we accrued $1.6 million in the first quarter of 2007.
     In September 2007, a purported class action suit captioned Kristal Scherer, on behalf of herself, all others similarly situated v. Eddie Bauer, Inc. and Does 1 to 100 was filed in Superior Court of California, County of San Diego, alleging violations of the California Labor Code and Business and Professions Code relating to the payment of incentive bonuses and our policy on forfeiture of personal days. The case has been removed to U.S. District Court, Southern District of California. We intend to vigorously contest the characterization of the suit as a class action, and the bases of the claims alleged. In December 2007, we filed a partial motion to dismiss certain counts of plaintiff’s complaint for failure to state a claim. The complaint was amended in January 2008 to add an additional named plaintiff. We filed a second partial motion to dismiss relating to the amended complaint.
     In November 2006, three purported class action complaints were filed by putative holders of our common stock in the Superior Court of the State of Washington, King County against us and our Board of Directors. The complaints alleged, among other things, that our Board of Directors breached its fiduciary duties in connection with a proposed merger between us and an affiliate of Sun Capital Partners, Inc. and Golden Gate Capital that was ultimately rejected by our shareholders, and that the consideration to have been paid to holders of our common stock was inadequate. The complaints sought, among other things, to enjoin the consummation of the merger. An order of dismissal without prejudice with respect to one of the complaints was entered in December 2006, and the remaining two actions were subsequently consolidated. In June 2007, plaintiffs’ motion for an award of attorneys’ fees was denied, and plaintiffs appealed. In December 2007, after a stipulated motion to dismiss was filed by the plaintiffs, the Court of Appeals dismissed the appeal, and in January 2008, the Superior Court of the State of Washington dismissed the remaining case with prejudice.
     In the ordinary course of business, we may be subject from time to time to various other proceedings, lawsuits, disputes or claims. These actions may involve commercial, intellectual property, product liability, labor and employment related claims and other matters. Although we cannot predict with assurance the outcome of any litigation, we do not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on our financial condition or results of operations except as disclosed herein.
     Item 1A. RISK FACTORS
     Our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (our “Form 10-K”), contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, and/or our financial condition. There have been no material changes in our risk factors from those disclosed on our Form 10-K.
     Item 6. EXHIBITS

Exhibits.
10.1#+	Form of Stock Only Stock Appreciation Right Agreement.
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1+	Section 1350 Certification of Chief Executive Officer.
32.2+	Section 1350 Certification of Chief Financial Officer.

#	Management Compensation Plan.

+	Included herewith.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eddie Bauer Holdings, Inc.
/s/ McNeil S. Fiske, Jr.
McNeil S. Fiske, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2008