Form 10-Q
period 2008-06-28
Eddie Bauer Holdings, Inc.
filed 2008-08-07
CIK 1345968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33070
Eddie Bauer Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of or other jurisdiction of incorporation or organization)	42-1672352 (I.R.S. Employer Identification No.)
10401 NE 8th Street, Suite 500
Bellevue, WA 98004
(425) 755-6544
(Address and telephone number, including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	Outstanding at August 4, 2008
30,689,075 Shares

Eddie Bauer Holdings, Inc.
Form 10-Q
For the quarterly period ended June 28, 2008

PART I— FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Eddie Bauer Holdings, Inc.
Consolidated Balance Sheets
($ in thousands, except per share data)
(Unaudited)

	As of	As of
	June 28,	December 29,
	2008	2007
Cash and cash equivalents	$20,379	$27,596
Restricted cash	180	30,862
Accounts receivable, less allowances for doubtful accounts of $372 and $983, respectively	24,431	30,122
Inventories	122,163	158,223
Prepaid expenses	25,607	27,297

Total Current Assets	192,760	274,100
Property and equipment, net of accumulated depreciation of $106,662 and $90,557, respectively	183,624	195,103
Goodwill	107,748	107,748
Trademarks	185,000	185,000
Other intangible assets, net of accumulated amortization of $25,876 and $22,332, respectively	18,140	21,668
Other assets	24,757	27,813

Total Assets	$712,029	$811,432

Trade accounts payable	$38,131	$45,102
Bank overdraft	10,460	12,915
Accrued expenses	85,267	107,036
Current liabilities related to Spiegel Creditor Trust	180	30,870
Deferred tax liabilities — current	3,725	6,356

Total Current Liabilities	137,763	202,279
Deferred rent obligations and unfavorable lease obligations	45,063	42,811
Deferred tax liabilities — noncurrent	17,875	30,490
Senior term loan	192,769	196,162
Convertible note and embedded derivative liability, net of discount of $18,511 and $19,629, respectively	64,732	66,113
Other non-current liabilities	5,090	7,802
Pension and other post-retirement benefit liabilities	8,773	9,503

Total Liabilities	472,065	555,160
Commitments and Contingencies (See Note 13)
Common stock:
$0.01 par value, 100 million shares authorized; 30,677,886 and 30,672,631 shares issued and outstanding as of June 28, 2008 and December 29, 2007, respectively	307	307
Treasury stock, at cost	(157)	(157)
Additional paid-in capital	591,521	588,302
Accumulated deficit	(356,128)	(336,818)
Accumulated other comprehensive income, net of taxes of $2,787 and $2,848, respectively	4,421	4,638

Total Stockholders’ Equity	$239,964	$256,272

Total Liabilities and Stockholders’ Equity	$712,029	$811,432

The accompanying notes are an integral part of these consolidated financial statements.

EDDIE BAUER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net sales and other revenues	$233,006	$226,986	$446,250	$440,971
Costs of sales, including buying and occupancy	137,273	137,562	280,797	278,987
Selling, general and administrative expenses	95,496	99,543	190,627	211,340

Total operating expenses	232,769	237,105	471,424	490,327
Operating income (loss)	237	(10,119)	(25,174)	(49,356)
Interest expense	5,549	6,316	11,023	13,122
Other income (expense)	(1,361)	(7,665)	2,861	(6,094)
Equity in income (losses) of foreign joint ventures	(449)	1,270	(4,789)	(154)

Loss before income tax benefit	(7,122)	(22,830)	(38,125)	(68,726)
Income tax benefit	(7,052)	(582)	(18,756)	(1,697)

Net loss	$(70)	$(22,248)	$(19,369)	$(67,029)

Net loss per basic and diluted share	$—	$(0.73)	$(0.63)	$(2.20)

Weighted average shares used to compute net loss per basic and diluted share	30,682,880	30,448,520	30,681,754	30,418,716
The accompanying notes are an integral part of these consolidated financial statements.

Eddie Bauer Holdings, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands)
(Unaudited)

						Accumulated
					Retained	Other
				Additional	Earnings	Comprehensive
	Common Stock	Common Stock	Treasury	Paid-In	(Accumulated	Income
	(# of Shares)	($)	Stock	Capital	Deficit)	(Loss)	Total

Balances at December 30, 2006	30,310	$303	$(157)	$578,402	$(234,771)	$2,864	$346,641
Comprehensive Loss:
Net loss					(67,029)		(67,029)
Reclassification of fair value adjustment of cash flow hedge, net of income taxes of ($358)						(583)	(583)
Fair value adjustment of cash flow hedge executed in April 2007, net of income taxes of $456						743	743
Foreign currency translation adjustments, net of income taxes of $401						653	653
Reclassification of unrecognized obligations related to post-retirement benefit obligations, net of income taxes of ($29)						(47)	(47)

Total comprehensive loss							(66,263)
Cumulative effect of accounting change related to adoption of FIN 48					(329)		(329)
Shares issued for vested RSU awards	139	1		(1)			—
Stock based compensation expense				6,083			6,083

Balances at June 30, 2007	30,449	$304	$(157)	$584,484	$(302,129)	$3,630	$286,132

Balances at December 29, 2007	30,673	$307	$(157)	$588,302	$(336,818)	$4,638	$256,272
Comprehensive Loss:
Net loss					(19,369)		(19,369)
Fair value adjustment of cash flow hedge, net of income taxes of ($48)						(8)	(8)
Foreign currency translation adjustment, net of income taxes of ($6)						(65)	(65)
Reclassification of unrecognized obligations related to post-retirement benefit obligations, net of income taxes of ($7)						(144)	(144)

Total comprehensive loss							(19,586)
Shares issued for vested RSU awards	5	—		—			—
Stock based compensation expense				3,219			3,219
Cumulative effect of accounting change related to adoption of measurement provisions of SFAS 158, net of income taxes of $38					59		59

Balances at June 28, 2008	30,678	$307	$(157)	$591,521	$(356,128)	$4,421	$239,964

The accompanying notes are an integral part of these consolidated financial statements.

Eddie Bauer Holdings, Inc.
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Six Months Ended	Six Months Ended
	June 28, 2008	June 30, 2007

Cash flows from operating activities:
Net loss	$(19,369)	$(67,029)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain) loss on impairments and disposals of property and equipment	425	(127)
Equity in losses of foreign joint ventures	4,789	154
Depreciation and amortization	22,815	28,041
Stock-based compensation expense	3,219	6,083
Loss on extinguishment of debt	—	3,284
Other non-cash income	(113)	(2,652)
Proceeds from sale of net financing receivables	3,413	—
Proceeds from settlement of interest rate swap agreement	—	1,015
Change in fair value of convertible note embedded derivative liability	(2,499)	6,065
Deferred income taxes	(15,821)	(1,993)
Changes in operating assets and liabilities:
Accounts receivable	5,641	5,287
Inventories	35,623	5,409
Prepaid expenses	4,425	(1,844)
Financing receivables	—	53,397
Other assets	(1,000)	419
Accounts payable	(6,916)	1,443
Accrued expenses	(27,415)	(19,472)
Pension and other post-retirement liabilities	(487)	(1,146)
Current liabilities related to securitization note	—	(48,057)
Deferred rent and unfavorable lease obligations	2,357	11,907
Other non-current liabilities	—	2,523

Net cash provided by (used in) operating activities	9,087	(17,293)
Cash flows from investing activities:
Capital expenditures	(10,520)	(28,483)
Distribution from foreign joint venture	—	388

Net cash used in investing activities	(10,520)	(28,095)
Cash flows from financing activities:
Repayments of senior term loan, including refinancing fees	(3,393)	(52,274)
Net proceeds from issuance of convertible notes	—	71,321
Change in bank overdraft	(2,455)	(3,430)

Net cash provided by (used in) financing activities	(5,848)	15,617
Effect of exchange rate changes on cash	64	(219)
Net change in cash and cash equivalents	(7,217)	(29,990)
Cash and cash equivalents at beginning of period	27,596	53,174

Cash and cash equivalents at end of period	$20,379	$23,184

The accompany notes are an integral part of these consolidated financial statements.

EDDIE BAUER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts, unless otherwise noted)
(1) Description of Business
     Eddie Bauer Holdings, Inc. (“Eddie Bauer”, “Eddie Bauer Holdings”, “Company”) is a specialty retailer that sells mens’ and womens’ outerwear, apparel and accessories for the active outdoor lifestyle. Eddie Bauer products are sold through retail and outlet stores located in the U.S. and Canada and through its direct sales channel, which consists of its Eddie Bauer catalogs and its website located at www.eddiebauer.com. The accompanying consolidated financial statements include the results of Eddie Bauer, Inc. and its subsidiaries, as well as the related supporting operations that provide logistics support, call center support and information technology support to Eddie Bauer. The related supporting operations of the Company include the following: Eddie Bauer Fulfillment Services, Inc. (“EBFS”) which provides catalog and retail distribution services for Eddie Bauer; Eddie Bauer Information Technology, LLC; and Eddie Bauer Customer Services Inc. (“EBCS”), which provides call center support.
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
     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used when accounting for certain items, including inventory valuation, allowance for doubtful accounts, fair values of goodwill and other intangible assets, long-lived asset impairments, future gift certificate redemptions, customer loyalty program accruals, legal reserves, sales returns and allowances, deferred tax valuation allowances, deferred revenue, royalty receivables, stock based compensation expenses, and the fair value of the Company’s derivative instruments.
(3) Recent Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. FSP EITF 03-6-1 requires that all prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of the FSP. The Company does not anticipate FSP EITF 03-6-1 to have a material impact on its earnings per share calculations as per the Company’s 2005 Stock Incentive Plan, holders of unvested share-based payment awards do not have any of the rights of a holder with respect to any shares of the Company’s common stock subject to such award unless and until such holder has satisfied all requirements for vesting or exercise of the share-based payment award.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is currently effective for financial statements presented in conformity with GAAP in the United States. The adoption of SFAS 162 did not have a material impact to the Company’s results of operations or financial position.
     In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP APB 14-1”). FSP APB 14-1 amends previous guidance associated with convertible debt instruments that at conversion may be settled wholly or partly with cash. Convertible debt that at conversion must always be settled entirely in shares (other than fractional shares) and convertible debt instruments deemed to have an embedded derivative under SFAS 133 are outside the scope of FSP APB 14-1. FSP APB 14-1 requires cash-settleable convertible instruments to be separated into their debt and equity components at issuance and prohibits the use of the fair-value option for such instruments. The value assigned to the debt component is the estimated value of a similar debt instrument without conversion features as of the issuance date. The difference between the net proceeds for the convertible debt issued and the amount reflected as a debt liability must be recorded as additional paid-in capital. Any difference between the amount recorded for the debt liability and the principal amount of the debt (e.g. debt discount) must be amortized to interest expense over the expected life of the debt, thereby reflecting a market rate of interest. Upon extinguishment of the debt, either by conversion to shares, cash settlement or a combination of cash and shares, a gain or loss is recognized for the difference between the fair value of the debt component at the extinguishment date and its carrying value on the balance sheet. Excess consideration is recorded as a reduction to additional paid-in capital. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. The Company is currently assessing the impact of the adoption of FSP APB 14-1, but does not expect it to have a material impact on its results of operations or financial condition.
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP FAS 142-3”). FSP FAS 142-3 amends the list of factors an entity should consider in developing renewal or extension assumptions when determining the useful life of recognized intangible assets under FASB No. 142, Goodwill and Other Intangible Assets, (“FAS 142”). FSP FAS 142-3 applies to (i) intangible assets that are acquired individually or with a group of other assets and (ii) intangible assets acquired in both business combinations and asset acquisitions. FAS FASP 142-3 removes the requirement in FAS 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions. FSP FAS 142-3 replaces the previous useful-live assessment criteria with a requirement that an entity consider its own experience in renewing similar arrangements. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively only to intangible assets acquired after the FSP’s effective date. The Company will adhere to FSP FAS 142-3 for intangible assets acquired after the FSP’s effective date.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including disclosing the fair values of derivative instruments and their gains and losses in a tabular format to provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the effect of SFAS 161 on its results of operations and financial position and will adhere to the enhanced disclosures effective with the first quarter of fiscal 2009.
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
     In February 2008, the FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP FAS 157-1”). FSP FAS 157-1 amends FASB Statement No. 157, Fair Value Measurements, (see further discussion of SFAS 157 below) to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141R (see further discussion of FASB Statement No. 141R below). FSP FAS 157-1 is effective with an entity’s initial adoption of SFAS 157. See Note 8 for further discussion of the Company’s adoption of SFAS 157 and related pronouncements.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R replaces and revises previously issued SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. Accordingly, the Company will adhere to the requirements of SFAS 141R for any business combinations entered into subsequent to its fiscal year beginning January 3, 2009.
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

(4) Earnings per Share
     The following table presents the computation of net income (loss) per basic and diluted share for the three and six months ended June 28, 2008 and June 30, 2007:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net loss	$(70)	$(22,248)	$(19,369)	$(67,029)

Weighted average common shares outstanding(a)	30,682,880	30,448,520	30,681,754	30,418,716
Net effect of dilutive stock options and restricted stock units (b)	—	—	—	—
Net effect of convertible notes(c)	—	—	—	—

Weighted average common shares and equivalents outstanding	30,682,880	30,448,520	30,681,754	30,418,716

Net loss per basic and diluted share	$ (—)	$(0.73)	$(0.63)	$(2.20)

(a)	Weighted average common shares outstanding for the three and six months ended June 28, 2008 includes the impact of 4,994 vested restricted stock units (RSUs), for which settlement has been deferred under the Company’s deferred compensation plan. Settlement of the deferred RSUs is required with shares of the Company’s common stock.

(b)	As of June 28, 2008 and June 30, 2007, there were 1,841,287 and 576,274, respectively, of common stock options exercisable for Company common stock and 878,455 and 551,229, respectively, of unvested RSUs outstanding that were antidilutive and/or did not meet the criteria for contingently issuable shares and therefore were excluded from the calculation of diluted earnings per share.

(c)	As discussed further in Note 7, on April 4, 2007, the Company issued $75 million in convertible notes. As a result of the Company’s ownership limitations contained in its certificate of incorporation, the convertible notes are not convertible, except upon the occurrence of certain specified corporate transactions, prior to the termination of the Company’s ownership limitations, which will occur not later than January 4, 2009. In the event that the certain specified corporate transactions result in a conversion of the notes prior to the expiration of the ownership limitations, the Company is required to settle the convertible notes for cash. Accordingly, the Company has and will continue to exclude the dilutive effect, if any, of the convertible notes from its earnings per share calculation until such ownership limitations lapse. See Note 14 for further discussion of the Company’s ownership limitations.
(5) Sale of SAC Securitization Interests
     In December 2007, the Company sold the remaining interest in its financing receivables, which were held by its SAC subsidiary, for an aggregate sales price of $113.9 million. Seventy percent, or $79.7 million, of the aggregate selling price was received by the Company in December 2007. Ninety percent of the cash received in December, net of expenses, or $69.3 million, was paid to the Spiegel Creditor Trust, while 10% of the cash received in December, net of expenses, or $7.4 million, was retained by SAC. The remaining 30% of the aggregate selling price, or $34.2 million, was placed in escrow (“holdback”) and was used to satisfy, (i) purchase price adjustments; (ii) breaches of SAC’s representation and warranties; and (iii) SAC’s obligation to indemnify the buyers against certain losses or damages, if any. Under the terms of the sale agreement, one-half of the remaining holdback was paid during the first quarter of 2008 and one-half was paid during the second quarter of 2008 with the exception of $200 which remains held in escrow until final release in mid-2009. Upon receipt of the holdback amounts from escrow during 2008, the Company was required to pay 90% to the Spiegel Creditor Trust.
     In June 2008, the Company received payment of the remaining one-half of the holdback amount from escrow of $17,088, of which 90%, or $15,380, was paid to the Spiegel Creditor Trust. Additionally, in June, upon receipt of the final holdback amount, all purchase price adjustments were settled, which resulted in the Company recognizing an additional gain on sale of the net receivables of $113 as the final purchase price adjustments were less than originally estimated and reserved for. The additional gain was reflected in other income (expense) on the Company’s statement of operations during the second quarter. In February 2008, the Company received payment of the first one-half of the holdback amount from escrow of $17,044, of which 90%, or $15,339, was paid to the Spiegel Creditor Trust. Under the terms of the Company’s senior term loan, $1,709 and $1,684 of the June and February proceeds, respectively, was required to be used to pay down the principal amount of its senior term loan (see Note 7).

(6) Investment in Eddie Bauer Germany
     The Company had a 40% interest in Eddie Bauer GmbH & Co. (“Eddie Bauer Germany”), a joint venture established to sell Eddie Bauer merchandise in Germany. The remaining 60% was held by Heinrich Heine GmbH and Sport-Scheck GmbH (both former Spiegel affiliates and subsidiaries of Otto KG). In February 2008, the Company received a required one-year notice from its joint venture partners in Eddie Bauer Germany of their decision to terminate the joint venture arrangement, and as a result, the joint venture, together with a companion license arrangement, would have terminated in February 2009. Due to the receipt of the termination notice, the Company performed an impairment review of its investment in Eddie Bauer Germany during the first quarter of 2008 and determined that an other-than-temporary impairment existed. Accordingly, the Company recognized an impairment charge of $3.9 million during the first quarter of 2008, which was reflected within equity in losses of foreign joint ventures. The impairment charge reduced the Company’s investment in Eddie Bauer Germany to zero and also reflected the Company’s legal obligation to fund its proportionate share of Eddie Bauer Germany’s losses for its fiscal year ending February 29, 2008.
     In June 2008, the Company and the other joint venture partners completed the transfer, effective March 1, 2008, of their interests in the joint venture to a third party in return for a release of past and future liabilities. As part of the transfer of the joint venture interest, the Company terminated the prior licensing agreement with Eddie Bauer Germany and entered into a new licensing arrangement to license the use of its tradename and trademarks to Eddie Bauer Germany for a five-year period in exchange for specified royalties. As a result of the transfer of the joint venture interest during the second quarter of 2008, the Company recorded a loss of $606 associated with the write-off of the receivable from Eddie Bauer Germany during the second quarter within selling, general and administrative expenses.
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
     Advances under the Revolver may not exceed a borrowing base equal to various percentages of Eddie Bauer, Inc.’s eligible accounts receivable balances and eligible inventory, less specified reserves. The Revolver is secured by a first lien on Eddie Bauer, Inc.’s inventory and certain accounts receivable balances and by a second lien on all of Eddie Bauer, Inc.’s other assets other than the Company’s Groveport, Ohio distribution facility. The Revolver is guaranteed by Eddie Bauer and certain of its subsidiaries. The Company’s availability under the Revolver was $74.0 million as of June 28, 2008. As of June 28, 2008, the Company had no amounts drawn under the Revolver and had $8.5 million of letters of credit outstanding.
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
     The agreement requires that at any time the availability under the agreement is less than 10% of the maximum revolver available, the Company is required to maintain a consolidated fixed charge coverage ratio (as defined therein) of at least 1.25:1.00. The agreement also limits the Company’s capital expenditures (net of landlord contributions) to $60 million in 2008, and $70 million in 2009 and 2010. Finally, there are additional covenants that restrict the Company from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in its capital stock; from entering into certain guarantees; from incurring debt and liens subject to limits specified within the agreement; and other customary covenants. As of June 28, 2008, the Company’s availability under the agreement was not less than 10% of the maximum revolver available.

     Senior Secured Term Loan
     On June 21, 2005, Eddie Bauer, Inc. entered into a $300 million senior secured term loan agreement (“Prior Term Loan”) upon its emergence from bankruptcy. On April 4, 2007, Eddie Bauer, Inc. entered into an Amended and Restated Term Loan Agreement with various lenders, Goldman Sachs Credit Partners L.P., as syndication agent, and JP Morgan Chase Bank, N.A., as administrative agent (the “Amended Term Loan”). The Amended Term Loan amends the Prior Term Loan. In connection with the Amended Term Loan, $48.8 million of the loans were prepaid, reducing the principal balance of the Prior Term Loan from $273.8 million to $225 million. The Company recognized a loss on extinguishment of debt of $3.3 million in April 2007, which represented the unamortized deferred financing fees of the Prior Term Loan and was reflected within other income (expense) on the Company’s statement of operations. The Amended Term Loan extends the maturity date of the Prior Term Loan to April 1, 2014, and amends certain covenants of the Prior Term Loan. As of June 28, 2008, $192.8 million was outstanding under the Amended Term Loan.
     Interest under the Amended Term Loan is calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.25% in the case of base rate loans, or LIBOR plus 3.25% for Eurodollar loans. Interest requirements for both base rate loans and Eurodollar loans are reset on a monthly basis. As of June 28, 2008, the Amended Term Loan had interest rates of LIBOR ranging from 2.47% to 2.90% plus 3.25% depending upon the term of the LIBOR tranche. Interest is payable quarterly on the last day of each March, June, September and December for base rate loans, and for Eurodollar loans having an interest period of three months or less, the last day of such interest period or for Eurodollar loans having an interest period of longer than three months, each day that is three months after the first day of such interest period.
     The Amended Term Loan is secured by a first lien on certain real estate assets and trademarks and by a second lien on substantially all of the other assets of the Company, Eddie Bauer, Inc. and its subsidiaries.
     In accordance with the Amended Term Loan, the Company is required to repay $562.5 on a quarterly basis from June 30, 2007 through December 31, 2013, with the remaining balance due upon maturity of the loan on April 1, 2014. The Amended Term Loan includes mandatory prepayment provisions, including prepayment requirements related to asset sales, future indebtedness, capital transactions, and a requirement that 50% (reduced to 25% if the Company’s consolidated senior secured leverage ratio (as defined therein) on the last day of the relevant fiscal year is not greater than 2.00 to 1.00) of any “excess cash flows,” as defined in the Amended Term Loan and measured on an annual basis be applied to repayment of the loan. The Company is required to make repayments to the Amended Term Loan resulting from “excess cash flows” and “asset sales”, as such are defined within the Amended Term Loan agreement. In the event the Company makes voluntary prepayments or mandatory prepayments as a result of asset sales or other transactions as specified within the agreement, future principal payments are reduced in accordance with the terms of the Amended Term Loan. As discussed in Note 5, the Company sold its interest in its financing receivables in December 2007. As a result of this asset sale, the Company was required to use the net cash proceeds received from the sale as a payment under its Amended Term Loan. Accordingly, the Company repaid $7,713, $1,684 and $1,709 of its outstanding term loan balance in December 2007 and during the first and second quarters of 2008, respectively. As a result of the Company’s prepayments made related to the sale of its financing receivables and a $20 million voluntary prepayment in December 2007, the Company is not required to make any of the scheduled repayments under the terms of the Amended Term Loan and accordingly the remaining balance outstanding under the Amended Term Loan is not required to be repaid until the Amended Term Loan’s maturity date on April 1, 2014.
     The financial covenants under the Amended Term Loan agreement include:
     The Company’s consolidated senior secured leverage ratio calculated on a trailing basis must be equal to or less than:
•	5.50 to 1.00 for the fiscal quarter ending June 30, 2008;

•	5.25 to 1.00 for the fiscal quarter ending September 30, 2008;

•	5.00 to 1.00 for the fiscal quarter ending December 31, 2008;

•	4.00 to 1.00 for the fiscal quarters ending March 31, 2009 and June 30, 2009;

•	3.75 to 1.00 for the fiscal quarter ending September 30, 2009;

•	3.50 to 1.00 for the fiscal quarter ending December 31, 2009; and

•	thereafter being reduced on a graduated basis to 2.50 at March 31, 2012 and beyond.

     In addition, the Company’s consolidated fixed charge coverage ratio (as defined therein) calculated on a trailing four fiscal quarter basis must be equal to or greater than:
•	0.90 to 1.00 for the fiscal quarters ending June 30, 2008 through December 31, 2008; and

•	thereafter increasing on a graduated basis to 1.10 to 1.00 at March 31, 2012 and beyond.
     Certain of the financial covenants under the Amended Term Loan are less restrictive than the financial covenants contained within the Prior Term Loan. The Amended Term Loan also limits the capital expenditures of the Company and its subsidiaries (net of landlord contributions) to $50 million in 2008, $60 million in 2009, and $70 million in 2010 through 2014. There are additional covenants that restrict the Company and its subsidiaries from entering into certain merger, consolidation and sale transactions outside the normal course of business, making certain distributions, including paying any dividends, or changes in its capital stock, entering into certain guarantees, incurring debt and liens subject to limits specified within the agreement, and other customary covenants. As of June 28, 2008, the Company’s most recent quarterly compliance reporting date, the Company was in compliance with the covenants of the Amended Term Loan.
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
     Under the indenture governing the convertible notes, the convertible notes are not convertible, except upon the occurrence of certain specified corporate transactions, prior to the termination of the Company’s ownership limitations contained in its certificate of incorporation, which will occur not later than January 4, 2009. See Note 14 below for further discussion of the Company’s ownership limitations. Following the termination of the ownership limitations and prior to April 1, 2013, holders may convert all or a portion of their notes under the following circumstances: (i) during any calendar quarter commencing after June 30, 2007 if the last reported sale price of the Company’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (ii) during the five business day period after any 10 consecutive trading-day period (“measurement period”) in which the trading price per $1,000 principal amount of notes for each day in the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (iii) upon the occurrence of specified corporate transactions, as set forth in the indenture governing the convertible notes. On or after April 1, 2013, holders may convert their notes at any time prior to 5:00 pm, New York City time, on the business day immediately preceding the maturity date. The initial conversion rate, which is subject to adjustment, for the notes was 73.8007 shares per $1,000 principal amount of notes (which represented an initial conversion price of approximately $13.55 per share). Upon conversion, the Company has the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of its common stock, provided that if the notes are converted prior to termination of the ownership limitations, the Company must pay cash in settlement of the converted notes. A holder will receive cash in lieu of any fractional shares.
     Upon the occurrence of certain fundamental changes, including certain change of control transactions as set forth in the indenture, the Company will be required to offer to repurchase the convertible notes for cash at 100% of the principal amount thereof plus accrued and unpaid interest and additional interest, if any, to but not including the date of repurchase. In the event of certain events of default under the indenture, either the trustee thereunder or the holders of at least 25% in principal amount of the then-outstanding convertible notes may declare 100% of the principal of the convertible notes and accrued and unpaid interest, including additional interest, to be due and payable.
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
     As a result of the bifurcation of the embedded derivative related to the conversion features of the notes under SFAS 133, the carrying value of the convertible notes at issuance was $53,775. The Company is accreting the difference between the face value of the notes and the carrying value, which totaled $18,511 as of June 28, 2008, as a charge to interest expense using the effective interest rate method over the term of the convertible notes. The Company recognized $567 and $1,118 of discount amortization during the three and six months ended June 28, 2008, respectively, and $518 during the three and six months ended June 30, 2007 within interest expense, which resulted in an effective interest rate of approximately 11.05% related to the convertible notes.
(8) Fair Value of Financial Instruments
     The Company adopted SFAS 157 during the first quarter of fiscal 2008, which resulted in no material impact to its financial statements. SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis, with the exception of nonfinancial assets and nonfinancial liabilities, for which fair value measurement requirements were deferred in accordance with FSP FAS 157-2 (See Note 3). SFAS 157 enables the reader of the financial statements to assess the inputs used to develop fair value measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
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
     The following table summarizes the estimated fair values of the Company’s interest rate swap and embedded derivative related to its convertible notes as of June 28, 2008, both of which primarily utilize Level 2 inputs:

		Significant Other
		Observable Inputs
	Total	(Level 2)
Derivative instrument — interest rate swap	$(4,186)	$(4,186)

Derivative instrument — embedded derivative liability associated with the conversion features of the Company’s convertible notes	$(8,243)	$(8,243)
     The Company uses derivative instruments primarily to manage exposure to fluctuations in interest rates, to lower its overall costs of financing and to manage the mix of floating- and fixed-rate debt in its portfolio. The Company’s derivative instruments as of June 28, 2008 included an interest rate swap agreement and an embedded derivative related to its convertible notes.

     Interest Rate Swap Agreement
     The Company’s interest rate swap agreement had a notional amount of $98,750 as of June 28, 2008. The interest rate swap agreement effectively converts a portion of the outstanding amount under the Amended Term Loan, which has a floating rate of interest, to a fixed-rate by having the Company pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. On a quarterly basis, the Company assesses and measures the effectiveness of the cash flow hedge using the changes in variable discounted cash flows method. In performing its assessment as of June 28, 2008, the fair value of the interest rate swap was determined to be a liability of $4,186 and the changes in the cash flows of the derivative hedging instrument were within 80 to 125 percent of the opposite change in the cash flows of the hedged forecasted transaction and therefore the Company concluded that the hedge was highly effective. Accordingly, the Company recorded the effective portion of the cash flow hedge, which totaled $4,186 ($2,567 net of tax) as of June 28, 2008 within other comprehensive loss on its balance sheet. No amount of the cash flow hedge was determined to be ineffective. The amounts reflected in other comprehensive loss will be reclassified into interest expense in the same period in which the hedged debt affects interest expense. The Company expects the cash flow hedge to be highly effective and therefore estimates that no amounts will be reclassified into interest expense within the next 12 months. No amounts were recognized in the statement of operations resulting from a cash flow hedge for which it was not probable that the original forecasted transaction would occur. The interest rate swap agreement is scheduled to terminate in April 2012.
     The valuation of the Company’s interest rate swap agreement in accordance with SFAS 157 is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the interest rate swap and the offsetting hedged transaction. The fair valuation uses the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected cash receipts (or payments). This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including forward LIBOR rates based upon Eurodollar futures rates. To comply with the provisions of SFAS 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement. Although the Company has determined that the majority of the inputs used to value its interest rate swap fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs. However, as of June 28, 2008, the Company assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its interest rate swap and determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company concluded that the valuation of its interest rate swap is classified in Level 2 of the fair value hierarchy.
Convertible Note Embedded Derivative Liability
     As discussed in Note 7 above, the conversion features contained within the Company’s convertible notes are deemed to be an embedded derivative under SFAS 133, and accordingly are reflected at their fair value on the Company’s balance sheet. The Company is required to update the fair value as of each reporting date with any difference reflected within other income (expense). The Company estimates the fair value of the embedded derivative using a Black-Scholes model. The Black-Scholes model used to estimate the fair value of the conversion features of the Company’s convertible notes incorporates the following assumptions, which are deemed to be Level 2 inputs: (i) trading price of its common stock; (ii) exercise price upon maturity; (iii) risk free rate of return; and (iv) volatility of the Company’s common stock price and stock price of its peer companies. SFAS 157 also requires that the fair value measurement of a liability reflect credit valuation adjustments, including the nonperformance risk of the entity. The fair value of the conversion features of the Company’s convertible notes reflected the nonperformance risk of the Company when issued in April 2007. The Company has concluded that changes in the Company’s creditworthiness since issuance of the convertible notes would not result in a material impact to the fair value of the conversion features as of June 28, 2008. The Company estimated the fair value of the liability associated with the conversion features to be $8,243 as of June 28, 2008 and recognized ($1,376) and $2,499 within other income (expense) during the three and six months ended June 28, 2008, respectively. The decline in the estimated fair value of the Company’s derivative liability of $21,255 associated with the conversion features since the issuance date for the convertible notes was primarily a result of the decline in the Company’s common stock price.
(9) Income Taxes
     The Company’s income tax benefits for the three and six months ended June 28, 2008 were $7,052 and $18,756, respectively. The Company’s income tax benefit for year-to-date 2008 represents an effective tax rate of 49.2% and is higher than the Company’s benefit at the U.S. Federal statutory tax rate plus a blended state tax rate primarily due to a reduction to 2007 taxable income associated with its Canadian subsidiaries. During the second quarter of 2008, the Company completed a study related to the transfer pricing of costs to its two Canadian subsidiaries. As a result of this study, when completing its 2007 Canadian tax return in the second quarter of 2008, the Company determined that $8.2 million of taxable income for 2007 previously allocated to its Canadian subsidiaries should be included in its U.S. taxable income. The transfer of this income resulted in a tax benefit totaling $5.0 million including $2.9 million of Canadian tax benefit from the reduction in Canadian taxable income and an additional $2.1 million U.S. deferred tax benefit as these earnings were previously determined to be foreign earnings that would be repatriated to the U.S in a future period. The corresponding increase in U.S. taxable income for 2007 had no impact on the effective tax rate as it was offset by a reduction in the valuation allowance against the net operating loss carryforward.
     Due to the significance of nondeductible expenses relative to the Company’s pretax loss and also due to the seasonality of the Company’s business, the Company’s effective tax rate for the first half of 2008 was based upon the Company’s actual year-to-date effective tax rate as opposed to the estimated effective tax rate for the full year of 2008. The Company will continue to evaluate its effective tax rate each quarter during fiscal 2008. Excluding the impact of the above-mentioned adjustment related to the Company’s Canadian subsidiaries, the Company’s year-to-date tax benefit of $13,790 is less than the Company’s benefit at the U.S. Federal statutory tax rate plus a blended state tax rate primarily due to the Company’s former joint venture in Germany. Included in the Company’s pretax loss for the first half of 2008 was a $3.9 million impairment charge related to the Company’s investment in Eddie Bauer Germany, as discussed further in Note 6. Due to the uncertainty in the Company’s ability to recognize the tax benefit associated with this loss, the Company provided a full valuation allowance against the corresponding deferred tax asset during the first quarter of 2008.
     The Company’s income tax benefits for the three and six months ended June 30, 2007 were $582 and $1,697, respectively. The Company’s income tax benefit for year-to-date 2007 represented an effective tax rate of 2.5%, which was lower than its benefit at the U.S. Federal statutory tax rate and blended state tax rate primarily due to non-deductible interest accretion expense on its securitization interest liability which the Company sold in December 2007.
(10) Other Income (Expense)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net accretion on financing receivables/payables	$—	$1,304	$—	$2,424
Gain on sale of net financing receivables	113	—	113	—
Gain on interest rate swap	—	63	—	228
Fair value adjustment of convertible note embedded derivative liability	(1,376)	(6,065)	2,499	(6,065)
Loss on extinguishment of debt	—	(3,284)	—	(3,284)
Interest income and other	(98)	317	249	603

Other income (expense)	$(1,361)	$(7,665)	$2,861	$(6,094)

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
     In accordance with SFAS 158, in lieu of remeasuring the plan assets and obligations as of January 1, 2008, the Company utilized the measurements determined as of September 30, 2007. The periodic benefit cost for the period of October 1, 2007 through the end of Company’s current fiscal year (e.g. January 3, 2009) has been allocated between the portion to be recognized as an adjustment to retained earnings (equal to three-fifteenths of net periodic benefit cost) upon adoption of the measurement provisions and the portion to be reflected in the Company’s statement of operations during fiscal 2008 (equal to twelve-fifteenths of net periodic benefit cost). As a result, the Company recognized a pre-tax reduction to retained earnings of $148 ($91 net of tax) related to its post-retirement health and welfare plans and a pre-tax increase to retained earnings of $245 ($150 net of tax) related to its pension plan as of January 1, 2008.
Post-retirement Healthcare and Life Insurance Plans
     The components of the Company’s net periodic benefit cost related to its post-retirement healthcare and life insurance plans were as follows:

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net benefit cost:
Service cost	$72	$62	$144	$124
Interest cost	124	121	249	242
Amortization of prior service cost	(17)	(18)	(35)	(36)
Recognized net actuarial (gain)	(31)	(20)	(62)	(40)

Total expense	$148	$145	$296	$290

Contributions to the post-retirement benefit plans totaled $230 and $380 for the three and six months ended June 28, 2008, respectively. Contributions to the post-retirement benefit plans totaled $163 and $202 for the three and six months ended June 30, 2007, respectively. In fiscal 2008, total contributions to the post-retirement benefit plans are expected to be $572.
Pension Plan
     The components of the Company’s net periodic benefit related to the former Spiegel pension plan were as follows:

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	685	712	1,370	1,424
Expected return on assets	(928)	(902)	(1,856)	(1,804)
Amortization of net actuarial gain	(2)	—	(4)	—

Total benefit	$(245)	$(190)	$(490)	$(380)

     The Company made no contributions to the pension plan during the three or six months ended June 28, 2008. The Company made contributions to the pension plan during the three and six months ended June 30, 2007 of $691. In fiscal 2008, the Company expects to make no contributions to the pension plan.

(12) Stock Based Compensation
     The impact of stock options, stock-only stock appreciation rights (“SOSARs”) and restricted stock units (“RSUs”) on net income (loss) was as follows:

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Stock option/SOSAR compensation expense	$751	$318	$1,306	$1,209
RSU compensation expense	1,396	1,106	1,913	4,874

Total pre-tax equity based compensation expense	2,147	1,424	3,219	6,083
Tax impact	(837)	(555)	(1,244)	(2,372)

Total after-tax equity based compensation expense	$1,310	$869	$1,975	$3,711

     During the first quarter of fiscal 2008, the Company granted inducement awards for newly hired employees of 25,500 stock options with exercise prices ranging from $5.64 per share to $6.69 per share, which vest ratably annually over four years, and 12,018 RSU awards, which cliff vest after four years. Under the 2007 Amendment and Restatement of Eddie Bauer Holdings, Inc. 2005 Stock Incentive Plan (the “Stock Incentive Plan”), during the first quarter of 2008 the Company granted 529,481 SOSARs with a per share price of $4.30 to eligible corporate employees. The SOSARs give the grantee the right to receive, in shares of the Company’s common stock, the difference between (x) the closing price of the Company’s stock on the date of grant multiplied by a specified number of SOSARs and (y) the closing price of the Company’s stock on the date of exercise, multiplied by the same specified number of SOSARs. The grantee will receive a number of shares of the Company’s common stock equal to the difference between the two amounts [(x) and (y) above], divided by the closing price of the stock on the date of exercise. The SOSARs granted vest ratably annually over four years. Also during the first quarter of 2008, the Company granted under the Stock Incentive Plan RSU awards totaling 277,520 shares, which cliff vest after four years, to eligible corporate employees.
     During the second quarter of fiscal 2008, the Company granted 25,000 SOSARs to the Company’s CEO with an exercise price of $3.91, which vest ratably annually over four years, and 25,000 RSU awards which cliff vest after four years. Additionally, the Company granted each non-employee director 25,575 RSU awards, for a total grant of 230,175 RSU awards, which vest one-third on May 2, 2009, one-third on May 2, 2010 and one-third on May 2, 2011.
     Prior to 2008, the Company’s volatility assumptions used in determining the fair values of its stock options was based upon historical and implied volatility for other companies in the retail industry due to the Company’s limited stock price history. Effective with 2008, the Company’s volatility assumptions include both (i) the Company’s one-year historical volatility and (ii) six—year historical volatility levels and implied volatility for peer companies in the retail industry. The change in volatility assumptions to include the Company’s historical volatility did not have a material impact on the fair values of the Company’s stock options and SOSARs granted during 2008.
     Unrecognized compensation costs related to stock options/SOSARs and RSUs totaled approximately $4,586 and $3,455, respectively, as of June 28, 2008, which are expected to be recognized over weighted average periods of 2.7 and 3.1 years, respectively. No cash was received from stock option exercises during the six months ended June 28, 2008.

(13) Commitments, Guarantees and Contingencies
Litigation
     In June 2006, a class action suit captioned Tara Hill v. Eddie Bauer, Inc., was filed in Los Angeles Superior Court, State of California. The suit alleged that the Company violated the California Labor Code and Business and Professions Code relating to the adequacy of wage statements, reimbursements for business expenses, meal and rest periods and other claims, on behalf of a class comprised of all employees in the Company’s California stores. The Company reached a settlement with the plaintiff in April 2007, and has provided notice to class members regarding the potential settlement. A hearing on final court approval of the settlement occurred on July 10, 2008, at which the plaintiff in the Scherer v. Eddie Bauer, Inc. suit referenced below objected to the settlement on various grounds. The court took the parties’ positions under advisement and the Company expects a ruling to be issued during the third quarter of 2008. In connection with the proposed settlement, the Company accrued $1.6 million in the first quarter of 2007 to cover settlement payments and attorneys’ fees. The settlement payments are proposed to be made partly in cash and partly in Company gift cards.
     In September 2007, a purported class action suit captioned Kristal Scherer, on behalf of herself, all others similarly situated v. Eddie Bauer, Inc. and Does 1 to 100 was filed in Superior Court of California, County of San Diego, alleging violations of the California Labor Code and Business and Professions Code relating to the payment of incentive bonuses and the Company’s policy on forfeiture of personal days. The case has been removed to U.S. District Court, Southern District of California. In December 2007, the Company filed a partial motion to dismiss certain counts of plaintiff’s complaint for failure to state a claim. That motion was denied in June 2008. The complaint was amended in January 2008 to add an additional named plaintiff. The Company filed an answer in July 2008 denying the claims made.
     In the ordinary course of business, the Company may be subject from time to time to various other proceedings, lawsuits, disputes or claims. These actions may involve commercial, intellectual property, product liability, labor and employment related claims and other matters. Although the Company cannot predict with assurance the outcome of any litigation, the Company does not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on the Company’s financial condition or results of operations except as disclosed herein.
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
(14) Subsequent Event
     On August 4, 2008, the Company announced its intent to contact certain stockholders and holders of the Company’s 5.25% convertible senior notes to ascertain their willingness to approve an extension from January 4, 2009 to a date not later than January 1, 2012 of the current limitation on direct or indirect ownership of the Company’s equity securities contained in the Company’s certificate of incorporation (the “Ownership Limitation”). The Ownership Limitation was established upon the Company’s emergence from bankruptcy to provide the Company’s board of directors with the ability to prevent the occurrence of an ownership change under Section 382 of the Internal Revenue Code, as amended. An ownership change as defined by Section 382 may significantly limit a corporation’s ability to use its pre-change net operating loss carryovers (“NOLs”) and other pre-change tax attributes to offset its post-change income.
     An extension of the Ownership Limitation would involve an amendment to the indenture for the convertible notes, which would require the written consent of the holders of a majority in value of the outstanding convertible notes, and an amendment to the Company’s certificate of incorporation, which would require the approval of a majority of the Company’s outstanding common stock. The Company does not anticipate a significant change in the valuation allowance currently recorded against these NOLs should such extension of the Ownership Limitation occur. See Note 7 and Note 8 above for further discussion of the convertible notes.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information in this Management’s Discussion and Analysis contains certain forward-looking statements, which reflect our current view with respect to future events and financial performance. Any such forward-looking statements are subject to risks and uncertainties that could cause our actual results of operations to differ materially from historical results or current expectations. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto in this quarterly report on Form 10-Q and the audited financial statements, together with the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 filed with the SEC on March 13, 2008 and with our Quarterly Report on Form 10-Q for the three months ended March 29, 2008 filed with the SEC on May 8, 2008.
EXECUTIVE OVERVIEW
Business Summary
     Eddie Bauer is a specialty retailer that sells mens’ and womens’ outerwear, apparel and accessories for the active outdoor lifestyle. Our primary target customers are women and men who are 30-54 years old with an average annual household income of $75,000. Eddie Bauer is a nationally recognized brand that stands for high quality, innovation, style and customer service. Eddie Bauer was ranked as the number four outerwear brand in a Women’s Wear Daily survey in July 2008, and 26th in a companion Women’s Wear Daily Top 100 Brands survey, also in July 2008.
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
     As of June 28, 2008, we operated 371 stores in the U.S. and Canada, consisting of 252 retail stores and 119 outlet stores. During the first half of 2008, we had 14.4 million visits to our websites and circulation of approximately 34.3 million catalogs.
     2008 Business Developments — Five Key Initiatives
     Our management team has set five key initiatives, formulated strategies to achieve these initiatives, and begun to take action to implement the initiatives in 2008, with the goal of rebuilding the Eddie Bauer brand as a leader in outerwear and apparel for an active outdoor lifestyle. Given the 12- to 18-month lead time to develop and introduce merchandise into our sales channels, the turnaround of the Eddie Bauer business will be a multi-year effort.
     Our five key initiatives are:
•	clarify the brand position and rebuild brand identity

•	upgrade the quality of the merchandise and align the assortment strategy to the new brand position

•	revamp the creative marketing function and fully exploit our marketing advantage as a direct multi-channel retailer

•	cut costs to become more competitive and profitable

•	realign the organization and build talent to accomplish our goals
     In the second quarter of 2008, we have:
•	realigned merchandise in mens’, outerwear and gear to be more in keeping with the Company’s brand image;

•	presented consistent styles across all sales channels;

•	commenced work on a new store prototype to align store design with our enhanced brand image and to reintroduce a modern interpretation of the Eddie Bauer Sport Shop;

•	filled key roles in design, merchandising, sourcing and supply chain; and

•	commenced an initiative to align our workforce to the Company’s outdoor active lifestyle culture.
     Real Estate
     The table below represents our retail and outlet store activity during the first half of fiscal 2008 and 2007:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Number of retail stores:
Open at beginning of period	247	251	271	279
Opened during the period	5	6	5	7
Closed during the period	—	—	24	29
Open at the end of the period	252	257	252	257

Number of outlet stores:
Open at beginning of period	118	116	120	115
Opened during the period	1	4	2	6
Closed during the period	—	—	3	1
Open at the end of the period	119	120	119	120
     We currently anticipate opening three additional retail and four additional outlet stores during the remainder of the year, for total retail and outlet store openings in fiscal 2008 of eight and six, respectively. We anticipate closing two additional outlet stores in the remainder of the year, and may close other, underperforming stores during the year as leases expire or the opportunity to exit becomes available.
     Second Quarter 2008 Overview

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	($ in thousands)
	(Unaudited)
Net merchandise sales	$220,919	$212,887	$419,195	$412,901
Total revenues	233,006	226,986	446,250	440,971
Gross margin	83,646	75,325	138,398	133,914
Gross margin %	37.9%	35.4%	33.0%	32.4%
SG&A	95,496	99,543	190,627	211,340
Operating income (loss)	237	(10,119)	(25,174)	(49,356)
     Net merchandise sales for the second quarter and first half of 2008 increased 3.8% and 1.5%, respectively. The increase in our net merchandise sales was driven by total comparable store sales (retail and outlet) increases of 8.6% and 4.9% for the second quarter and first half of 2008, respectively, which included retail comparable store sales increases of 11.2% and 7.5% and outlet comparable store sales increases of 4.3% and 0.9%, respectively. Net merchandise sales in our direct channel decreased 2.1% and 0.9% during the second quarter and first half of 2008, respectively. The decrease in our direct channel net merchandise sales was primarily due to lower net merchandise sales from our catalogs, which was driven by a planned reduction in circulation.
     Our gross margin and gross margin percentage improved during the second quarter and first half of 2008 primarily due to decreases in our occupancy and net customer loyalty program costs (e.g. the net difference between accruals to costs of sales for points earned and reduction to costs of sales for points redeemed and reflected as a reduction to net merchandise sales). Additionally, during the second quarter of 2008, our gross margins reflected an improvement in our merchandise margins.
     SG&A expenses declined $4.0 million during the second quarter versus the prior year quarter primarily as a result of less outsourced professional services, and lower advertising and promotion costs and depreciation expenses. SG&A expenses declined $20.7 million during the first half of 2008 versus the prior year due to $16.4 million of non-recurring expenses we incurred during the first half of 2007 related to a terminated merger agreement, resignation of our former CEO and an estimated litigation settlement and also due to the cost cutting measures implemented in the first quarter of 2008 and the items mentioned above. Additionally, depreciation expenses in the current year were lower than the prior year period.
Results of Operations
     The following is a discussion of our results of operations for the three and six months ended June 28, 2008 and June 30, 2007.
Three and Six Months Ended June 28, 2008 compared to Three and Six Months Ended June 30, 2007
Revenues

	Three Months	Three Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	June 28, 2008	June 30, 2007	Change	June 28, 2008	June 30, 2007	Change
	($ in thousands)
	(Unaudited)
Retail & outlet store sales:
Comparable store sales	$142,240	$131,030	$11,210	$250,444	$238,685	$11,759
Non-comparable store sales	18,454	20,344	(1,890)	44,788	49,111	(4,323)
Total retail and outlet store sales	160,694	151,374	9,320	295,232	287,796	7,436
Direct sales	60,225	61,511	(1,286)	123,963	125,070	(1,107)
Other merchandise sales	—	2	(2)	—	35	(35)
Net merchandise sales	220,919	212,887	8,032	419,195	412,901	6,294
Shipping revenues	8,512	8,889	(377)	17,636	17,588	48
Licensing revenues	2,726	3,501	(775)	6,803	6,987	(184)
Foreign royalty revenues	797	1,546	(749)	2,443	3,088	(645)
Other revenues	52	163	(111)	173	407	(234)
Total revenues	$233,006	$226,986	$6,020	$446,250	$440,971	$5,279

Percentage increase (decrease) in comparable store sales	8.6%	0.9%	n/a	4.9%	4.7%	n/a
Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007
     Net merchandise sales increased $8.0 million, or 3.8%, in the second quarter of 2008 versus the prior year quarter, which included an increase of $9.3 million, or 6.2%, in our retail and outlet store sales and a decrease of $1.3 million, or 2.1%, in our catalog and internet sales. Net merchandise sales in our retail and outlet stores increased due to a strong response to various promotions during the second quarter, including the Adventurer Ripstop product event and the Ultimate Summer Sale, as well as new summer product introductions.

The decrease in our direct channel net merchandise sales was primarily due to lower net merchandise sales from our catalogs, which was driven by a planned reduction in circulation.
     Total comparable store sales, which includes sales from both our retail and outlet stores, during the second quarter of 2008 increased 8.6%, or $11.2 million. Comparable store sales in our retail and outlet stores increased 11.2% and 4.3%, respectively. Non-comparable store sales, which includes sales associated with new, closed, non-comparable remodeled stores and certain financial adjustments, decreased $1.9 million, or 9.3%, which reflected the greater impact in the current year quarter from customer loyalty rewards redeemed. Total comparable store sales in the second quarter of 2007 increased 0.9%, which included an increase in retail comparable store sales of 4.6% and a decrease in outlet comparable store sales of 4.5%.
     Licensing revenues in the second quarter of 2008 decreased $0.8 million primarily due to decreases in licensing revenues associated with our licensing partners that sell SUVs and home furnishing products.
     The decrease in our foreign royalty revenues during the second quarter of 2008 versus the prior year quarter reflects the reduction in royalty revenues from our former joint venture in Eddie Bauer Germany. In June 2008, we and the other joint venture partners in our Eddie Bauer Germany joint venture transferred our interests in the joint venture, effective March 1, 2008, to a third party in return for a release of liabilities. As part of the transfer of the joint venture interest, we transferred our royalty receivables to the third party and terminated the prior license agreement with Eddie Bauer Germany and entered into a new licensing arrangement to license the use of our tradename and trademarks to Eddie Bauer Germany for a five-year period in exchange for specified royalties. During 2007, we recognized $1.9 million of royalty revenues from Eddie Bauer Germany. As a result of the termination of the prior licensing agreement and the execution of a new agreement with a reduced royalty rate for the first two years, we anticipate that our results of operations during fiscal 2008 will reflect a decrease in licensing royalty revenues.
Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007
     Net merchandise sales increased $6.3 million, or 1.5%, in the first half of 2008 versus the prior year period, which included an increase of $7.4 million, or 2.6%, in our retail and outlet store sales and a decrease of $1.1 million, or 0.9%, in our catalog and internet sales. Total comparable store sales during the first half of 2008 increased 4.9%, or $11.8 million. Comparable store sales in our retail and outlet stores for the first half of 2008 increased 7.5% and 0.9%, respectively. Total comparable store sales for the first half of 2007 increased 4.7%, which included an increase in retail comparable store sales of 9.6% and a decrease in outlet comparable store sales of 2.4%. Non-comparable store sales decreased $4.3 million, or 8.8%. The decrease in non-comparable store sales was driven by a higher level of sales from closed and non-comparable stores during the first half of 2007 versus the first half of 2008 and a larger impact of sales reductions resulting from financial adjustments in the current year, which primarily includes merchandise purchased through our direct channel that is returned to our stores, adjustments for the accrual we make for returned goods, and the impact of our customer loyalty program. These decreases to our non-comparable sales were partially offset by an increase in the sales associated with new stores in the current year versus the prior year.
Cost of Goods Sold, Including Buying and Occupancy and Gross margin and gross margin %

	Three	Three		Six	Six
	Months ended	Months ended		Months ended	Months ended
	June 28,	June 30,		June 28,	June 30,
	2008	2007	Change	2008	2007	Change
	($ in thousands)
	(Unaudited)

Net merchandise sales	$220,919	$212,887	$8,032	$419,195	$412,901	$6,294
Cost of sales, including buying and occupancy	$137,273	$137,562	$(289)	$280,797	$278,987	$1,810
Gross margin	$83,646	$75,325	$8,321	$138,398	$133,914	$4,484
Gross margin %	37.9%	35.4%	2.5%	33.0%	32.4%	0.6%

Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007
     Our gross margin for the second quarter of 2008 was $83.6 million, an increase of $8.3 million, or 11.0%, from our second quarter of 2007 gross margin of $75.3 million, driven by higher margin sales in the current year quarter and decreases in our occupancy and net customer loyalty program costs (e.g. the net difference between accruals to costs of sales for points earned and reduction to costs of sales for points redeemed and reflected as a reduction to net merchandise sales).
     The $0.3 million decrease in our costs of sales during the second quarter of 2008 versus the prior year quarter, which reflected:
•	a decrease of $2.8 million in our customer loyalty program rewards accrued due to a higher breakage of partially earned points not resulting in an earned coupon award. In the prior year quarter, our costs of sales reflected expense related to the accrual of points earned versus the current year quarter, which reflected a credit to costs of sales for an increase in partially earned points which have expired upon their one-year expiration date with no coupon being issued; and

•	a decrease of $2.1 million in our occupancy costs driven by lower amortization expense related to our leasehold improvements resulting from the fresh start adjustments we recorded upon our emergence from bankruptcy, which became fully amortized during mid-2007.
     These decreases were partially offset by:
•	a $3.5 million increase in merchandise costs, which reflected an increase in units sold, partially offset by a lower average cost per unit and a benefit to our merchandise costs related to a higher amount of customer loyalty costs reclassified from costs of sales to reduce net merchandise sales in the current year quarter for certificates redeemed; and

•	a $1.1 million increase in costs associated with our buying group, primarily driven by lower buying group costs capitalized into inventory due to lower inventory levels at the end of the current year quarter versus the prior year quarter.
     Our gross margin percentage increased to 37.9% in the second quarter of 2008 from 35.4% in the second quarter of 2007. The 2.5 percentage point increase in our gross margin percentage was due primarily to a 1.2 percentage point increase in our merchandise margins. Additionally, costs for customer loyalty program rewards accrued and occupancy costs as a percentage of our net merchandise sales decreased 0.9 and 0.5 percentage points, respectively.
Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007
     Our gross margin for the first half of 2008 was $138.4 million, an increase of $4.5 million, or 3.3%, from our gross margin of $133.9 million during the first half of 2007, primarily as a result of decreases in our occupancy costs and costs for customer loyalty program rewards accrued as discussed above.
     Our costs of sales increased $1.8 million during the first half of 2008 versus the prior year primarily due to an increase of $7.0 million in our merchandise costs, driven by an increase in units sold, which was partially offset by a benefit related to a higher amount of customer loyalty costs reclassified from costs of sales to reduce net merchandise sales in the current year quarter for certificates redeemed. This increase was partially offset by decreases of $3.9 million and $2.1 million in our occupancy costs and customer loyalty program rewards accrued, respectively.
     Our gross margin percentage increased to 33.0% in the first half of 2008 from 32.4% in the first half of 2007. The 0.6 percentage point increase in our gross margin percentage reflected 1.2 percentage point and 0.5 percentage point improvements in our occupancy costs and customer loyalty program rewards accrued as a percentage of our net merchandise sales. These improvements were partially offset by a 1.0 percentage point decline in our merchandise margins, which reflected higher markdowns taken to liquidate 2007 holiday product during the first quarter of 2008.
     Our warehousing and distribution expenses (excluding occupancy costs related to our warehouses) and shipping costs are included in selling, general and administrative expenses. As a result, our gross margin and gross margin percentages may not be comparable to those of other retailers. Our warehousing and distribution expenses reflected in selling, general and administrative expenses for the three and six months ended June 28, 2008 were $7.6 million and $14.9 million, respectively. Our warehousing and distribution expenses reflected in selling, general and administrative expenses for the three and six months ended June 30, 2007 were $7.1 million and $15.1 million, respectively. Our shipping costs reflected in selling, general and administrative expenses for the three and six months ended June 28, 2008 were $6.1 million and $12.6 million, respectively. Our shipping costs reflected in selling, general and administrative expenses for the three and six months ended June 30, 2007 were $5.8 million and $11.7 million, respectively.
Selling, general and administrative expenses

	Three	Three		Six	Six
	Months ended	Months ended		Months ended	Months ended
	June 28,	June 30,		June 28,	June 30,
	2008	2007	Change	2008	2007	Change
	($ in thousands)
	(Unaudited)
Selling, general and administrative expenses (SG&A)	$95,496	$99,543	$(4,047)	$190,627	$211,340	$(20,713)
SG&A as a % of net merchandise sales	43.2%	46.8%	(3.6)%	45.5%	51.2%	(5.7)%
Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007
     SG&A expenses for the second quarter of 2008 were $95.5 million, representing a decrease of $4.0 million, or 4.1% from the prior year quarter. SG&A expenses as a percentage of net merchandise sales for the second quarter of 2008 were 43.2%, down from 46.8% in the prior year quarter. The decline in SG&A expenses in the second quarter of 2008 included:
•	a $5.1 million decrease in professional services and legal expenses, driven by lower expenses related to a reduction in outsourcing of executive, legal, tax, accounting and investor relations functions; lower expenses associated with Sarbanes-Oxley compliance; and the non-recurrence of consulting expenses for cost rationalization incurred during the second quarter of 2007;

•	a $2.5 million reduction in marketing, advertising and promotion costs through the elimination of unproductive advertising, primarily related to lower catalog circulation to less productive acquired addresses and reductions in store marketing costs and internet advertising and brand marketing expenses; and

•	a $1.5 million decrease in depreciation and amortization expense driven by lower depreciation expense related to the fresh start adjustments we recorded upon our emergence from bankruptcy, which became fully amortized during mid-2007.
These decreases in SG&A expenses during the second quarter of 2008 versus the prior year quarter were partially offset by:
•	a $2.5 million decrease in SG&A capitalized into inventory in the current year quarter, driven by the significant reduction in inventory levels at the end of the current year quarter;

•	a $2.2 million increase in incentive plan accruals, both for retail store personnel and corporate employees, driven by the higher level of sales and gross margins during the current year quarter; and

•	a $0.6 million write-off of the royalty receivable from our former joint venture in Eddie Bauer Germany.
Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007
     SG&A expenses for the first half of 2008 were $190.6 million, representing a decrease of $20.7 million, or 9.8% from the prior year period. SG&A expenses as a percentage of net merchandise sales for the first half of 2008 were 45.5%, down from 51.2% in the prior year period, which primarily reflected the impact of the non-recurring expenses we incurred during the first quarter of 2007. SG&A expenses for the first half of 2007 included $16.4 million of non-recurring expenses including (i) the $5 million termination fee we were required to pay as a result of our stockholders not approving a proposed merger agreement; (ii) $8.4 million of expense, including $3.2 million of accelerated stock-based compensation expense, related to the resignation of our former CEO; (iii) $1.4 million of legal and other costs related to our terminated merger agreement; and (iv) a $1.6 million charge related to an estimated settlement of litigation. SG&A expenses for the first half of 2008 included $2.5 million in severance charges associated with the workforce reduction in corporate support personnel and the $0.6 million write-off of the receivable from Eddie Bauer Germany noted above. The remaining approximately $7.4 million decrease in SG&A expenses for the first half of 2008 versus the prior year period resulted from:
•	a $5.8 million decrease in outsourced professional services and legal expenses, primarily in the second quarter, as discussed above;

•	a $3.3 million reduction in marketing, advertising and promotion costs, primarily related to store marketing costs, internet advertising, brand marketing expense, and lower program costs associated with our customer loyalty program; and

•	a $2.8 million decrease in depreciation and amortization expense related to the fresh start adjustments we recorded upon our emergence from bankruptcy which became fully amortized during mid-2007.
These decreases in SG&A for the first half of 2008 versus the prior year were partially offset by:
•	a $2.6 million decrease in SG&A capitalized into inventory as discussed above; and

•	a $1.6 million increase in incentive plan accruals, primarily related to our corporate incentive plan for fiscal 2008.
Equity in earnings (losses) of foreign joint ventures

	Three	Three		Six	Six
	Months ended	Months ended		Months ended	Months ended
	June 28,	June 30,		June 28,	June 30,
	2008	2007	Change	2008	2007	Change
	($ in thousands)
	(Unaudited)

Equity in earnings (losses) of foreign joint ventures	$(449)	$1,270	$(1,719)	$(4,789)	$(154)	$(4,635)
Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007
     Losses of foreign joint ventures for the second quarter of 2008 included losses from Eddie Bauer Japan of $0.4 million. As discussed further below, effective March 1, 2008, we completed the transfer of our ownership interest in Eddie Bauer Germany. Earnings of foreign joint ventures for the second quarter of 2007 of $1.3 million included earnings related to Eddie Bauer Germany of $1.0 million and earnings from Eddie Bauer Japan of $0.3 million. Equity earnings from Eddie Bauer Germany for the second quarter of 2007 included earnings of approximately $0.7 million related to updated estimates of previously recorded losses related to the store closing reserves recorded by Eddie Bauer Germany in prior periods.
Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007
     Losses of foreign joint ventures for the first half of 2008 of $4.8 million included losses related to Eddie Bauer Germany of $4.1 million and $0.7 million from Eddie Bauer Japan. In February 2008, the Company received a required one-year notice from its joint venture partners in Eddie Bauer Germany of their decision to terminate the joint venture arrangement, and as a result, the joint venture, together with a companion license arrangement, would have terminated in February 2009. In June 2008, we and the other joint venture partners completed the transfer, effective March 1, 2008, of our interests in the joint venture to a third party in return for a release of past and future liabilities. As a result of the above mentioned termination notice, we performed an impairment review of our investment in Eddie Bauer Germany during the first quarter of 2008 and determined that an other-than-temporary impairment existed. Accordingly, we recognized an impairment charge of $3.9 million during the first quarter of 2008, which reduced our investment in Eddie Bauer Germany to zero and also reflected our legal obligation to fund our proportionate share of Eddie Bauer Germany’s losses for their fiscal year ending February 29, 2008.
     Losses of foreign joint ventures for the first half of 2007 of $0.2 million included losses related to Eddie Bauer Germany of $0.5 million and earnings from Eddie Bauer Japan of $0.3 million.

Interest expense

	Three	Three		Six	Six
	Months ended	Months ended		Months ended	Months ended
	June 28,	June 30,		June 28,	June 30,
	2008	2007	Change	2008	2007	Change
	($ in thousands)
	(Unaudited)

Interest expense	$5,549	$6,316	$(767)	$11,023	$13,122	$(2,099)
Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007
     Interest expense during the second quarter of 2008 decreased $0.8 million from the prior year quarter primarily as a result of a $1.2 million decrease in interest expense associated with our senior term loan driven primarily by a lower average interest rate during the current year quarter versus the prior year quarter, and to a lesser extent from a lower average balance outstanding due to principal payments made (including both voluntary prepayments and payments resulting from asset sales) during the fourth quarter of 2007. This decrease in interest expense was partially offset by a $0.4 million decrease in interest capitalized during the current year quarter due to a lower average construction-in-progress balance driven by in-progress amounts in the prior year quarter related to the Company’s move to their new corporate headquarters building in mid-2007.
Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007
     Interest expense during the first half of 2008 decreased $2.1 million as compared to the prior year primarily as a result of a $4.3 million decrease in interest expense associated with our senior term loan due to lower average interest rates and also due to a lower average balance outstanding resulting from the refinancing in April 2007 and prepayments made during the fourth quarter of 2007. This decrease was partially offset by an increase of $1.5 million of interest expense, including the discount amortization, related to the $75 million of convertible notes we issued in April 2007 and a $0.5 million decrease in interest capitalized during the first half of 2008 versus the prior year period.
Other income (expense)

	Three	Three		Six	Six
	Months ended	Months ended		Months ended	Months ended
	June 28,	June 30,		June 28,	June 30,
	2008	2007	Change	2008	2007	Change
	($ in thousands)
	(Unaudited)

Net accretion on financing receivables/payables	$—	$1,304	$(1,304)	$—	$2,424	$(2,424)
Gain on sale of net financing receivables	113	—	113	113	—	113
Gain on interest rate swap	—	63	(63)	—	228	(228)
Fair value adjustment of convertible note embedded derivative liability	(1,376)	(6,065)	4,689	2,499	(6,065)	8,564
Loss on extinguishment of debt	—	(3,284)	3,284	—	(3,284)	3,284
Interest income and other	(98)	317	(415)	249	603	(354)

Other income (expense)	(1,361)	(7,665)	6,304	2,861	(6,094)	8,955

Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007
     Other expense of $1.4 million for the second quarter of 2008 primarily included the $1.4 million market value adjustment on the embedded derivative liability associated with our convertible notes which was partially offset by an additional gain we recorded on the sale of our net financing receivables. See Note 5 to our interim financial statements included in this document for further discussion of the $0.1 million adjustment we recorded during the second quarter of 2008 to the gain related to the sale of our net financing receivables. Other expense of $7.7 million for the second quarter of 2007 included $6.1 million of expense associated with the adjustment to market value we recorded on the embedded derivative liability associated with our convertible notes and a $3.3 million loss on debt extinguishment related to the refinancing of our senior term loan as discussed further below. These expenses were partially offset by $1.3 million of net accretion income from the receivables and liabilities associated with our securitization interests (which were subsequently sold in December 2007), $0.3 million of interest income and $0.1 million of income associated with the termination of our interest rate swap agreement.
Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007
     Other income of $2.9 million for the first half of 2008 included a $2.5 million market value adjustment on the embedded derivative liability associated with our convertible notes, $0.2 million of interest income and the $0.1 million additional gain recorded on the sale of our net financing receivables. Other expense of $6.1 million for the first half of 2007 included $6.1 million of expense associated with the adjustment to market value we recorded on the embedded derivative liability associated with our convertible notes and the $3.3 million loss on debt extinguishment related to the refinancing of our senior term loan. These expenses were partially offset by $2.4 million of net accretion income from the receivables and liabilities associated with our securitization interests, $0.6 million of interest income, and $0.2 million of income associated with our interest rate swap agreement, which we terminated in April 2007.
Income tax benefit

	Three	Three		Six	Six
	Months ended	Months ended		Months ended	Months ended
	June 28,	June 30,		June 28,	June 30,
	2008	2007	Change	2008	2007	Change
	($ in thousands)
	(Unaudited)

Income tax benefit	$(7,052)	$(582)	$(6,470)	$(18,756)	$(1,697)	$(17,059)
Effective tax rate	99.0%	2.6%	96.4%	49.2%	2.5%	46.7%
Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007
     Our income tax benefit for the second quarter of 2008 was $7.1 million, representing an effective tax rate of 99.0%, compared to an income tax benefit of $0.6 million for the second quarter of 2007. Our income tax benefit for the second quarter of 2008 was higher than our benefit at the U.S. Federal statutory tax rate plus a blended state tax rate primarily due to a $5.0 million tax benefit recorded in the second quarter related to our 2007 taxable income associated with our Canadian subsidiaries as discussed further below. Our income tax benefit for the second quarter of 2007 was lower than our benefit at the U.S. Federal statutory tax rate plus a blended state tax rate primarily due to non-deductible interest accretion expense on our securitization interest liability which we sold in December 2007.
Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007
     Our income tax benefit for the first half of 2008 was $18.8 million compared to an income tax benefit of $1.7 million for the first half of 2007. Our income tax benefit for year-to-date 2008 represented an effective tax rate of 49.2% and is higher than our benefit at the U.S. Federal statutory tax rate plus a blended state tax rate primarily due to a reduction to 2007 taxable income associated with our Canadian subsidiaries. During the second quarter of 2008, we completed a study related to the transfer pricing of costs of our two Canadian subsidiaries. As a result of this study, when completing our 2007 Canadian tax return in the second quarter of 2008, we determined that $8.2 million of taxable income for 2007 previously allocated to our Canadian subsidiaries should be included in our U.S. taxable income. The transfer of this income resulted in a tax benefit totaling $5.0 million including $2.9 million of Canadian tax benefit from the reduction in Canadian taxable income and an additional $2.1 million U.S. deferred tax benefit as these earnings were previously determined to be foreign earnings that would be repatriated to the U.S. in a future period. The corresponding increase in U.S. taxable income for 2007 had no impact on the effective tax rate as it was offset by a reduction in the valuation allowance against the net operating loss carryforward.
     Due to the significance of nondeductible expenses relative to our pretax loss and also due to the seasonality of our business, the effective tax rate for the first half of 2008 was based upon our actual year-to-date effective tax rate as opposed to the estimated effective tax rate for the full year of 2008. We will continue to evaluate our effective tax rate each quarter during fiscal 2008. Excluding the impact of the above mentioned adjustment related to our Canadian subsidiaries, our year-to-date tax benefit of $13.8 million is less than our benefit at the U.S. Federal statutory tax rate plus a blended state tax rate primarily due to our former joint venture in Germany. Included in our pretax loss for the first half of 2008 was a $3.9 million impairment charge related to our investment in Eddie Bauer Germany. Due to the uncertainty in our ability to recognize the tax benefit associated with this loss, we provided a full valuation allowance against the corresponding deferred tax asset during the first quarter of 2008.
     Our income tax benefit for year-to-date 2007 represented an effective tax rate of 2.5%, which was lower than our benefit at the U.S. Federal statutory tax rate and blended state tax rate primarily due to non-deductible interest accretion expense on our securitization interest liability which we sold in December 2007.
Liquidity and Capital Resources
Cash Flow Analysis
Six Months ended June 28, 2008 Compared to Six Months ended June 30, 2007

	Six Months	Six Months
	Ended	Ended
	June 28,	June 30,
	2008	2007
	($ in thousands)
	(Unaudited)

Cash flow data:
Net cash provided by (used in) operating activities	$9,087	$(17,293)
Net cash used in investing activities	$(10,520)	$(28,095)
Net cash provided by (used in) financing activities	$(5,848)	$15,617
Net cash provided by (used in) operating activities
     Net cash provided by operating activities for the six months ended June 28, 2008 was $9.1 million compared with net cash used in operating activities of $17.3 million for the six months ended June 30, 2007.
     Cash generated from our operations when excluding non-cash expenses (i.e., depreciation and amortization, gains/losses and impairments of property and equipment, equity in earnings (losses) of joint ventures, stock-based compensation expenses, market value adjustments on our embedded derivative liability, loss on extinguishment of debt and deferred income taxes) and other non-cash income totaled a negative $6.6 million for the six months ended June 28, 2008 compared to negative $28.2 million for the six months ended June 30, 2007. This improvement in cash generated from operations resulted primarily from an increase in our operating income. Changes in our working capital for the six months ended June 28, 2008 resulted in $12.2 million of positive cash flow versus $9.9 million of positive cash flow for the six months ended June 30, 2007. The $12.2 million of positive cash flow during the first half of 2008 primarily resulted from a $35.6 million reduction in our inventory levels since the end of fiscal 2007. The significant decline in our inventory levels since year-end was driven by higher than forecasted sales during the second quarter; better inventory management with a more concentrated effort to avoid excess inventories; and the timing of receipt of our Fall product inventory. The positive cash flow generated from reducing our inventory levels was partially offset by a use of working capital cash of $27.4 million related to our accrued expenses, including reductions of $7.1 million, $5.4 million, $5.3 million and $5.1 million in our allowance for sales returns, current taxes payable, deferred revenues, and sales and use taxes payable, respectively. The decrease in our accrued expenses reflects the seasonality of our business. The $9.9 million of positive cash flow during the first half of 2007 primarily resulted from an $11.9 million increase in our deferred rent obligations due to construction allowances received for both our stores and our new corporate headquarters; decreases of $5.4 million and $5.3 million in our inventory and accounts receivable balances due to seasonality; and a net $5.3 million in cash collected related to our financing receivables, which we sold in December 2007. These positive cash flows during the first half of 2007 were partially offset by a $19.5 million decrease in our accrued expenses, which included decreases of $8.0 million, $8.2 million and $3.7 million in our sales returns and allowances, sales and payroll tax accruals and our current tax liability, respectively. Additionally, during the first half of 2008 we collected $3.4 million in net sales proceeds related to receipt of the final holdback amounts received from the sale of our financing receivables.
Net cash used in investing activities
     Net cash used in investing activities for the six months ended June 28, 2008 included $10.5 million of capital expenditures, primarily related to new stores and store remodeling costs. Net cash used in investing activities for the six months ended June 30, 2007 totaled $28.1 million, which primarily included $28.5 million of capital expenditures primarily related to our new corporate facilities and expenditures related to the new stores we opened during the first half of 2007.
Net cash provided by (used in) financing activities
     Net cash used in financing activities for the six months ended June 28, 2008 totaled $5.8 million and included $3.4 million of repayments under our senior term loan and a $2.4 million decrease in our bank overdraft position. Net cash provided by financing activities for the six months ended June 30, 2007 totaled $15.6 million, which primarily included the $71.3 million of net proceeds from our $75 million convertible notes offering in April 2007, partially offset by the $52.3 million repayment of our senior term loan, including financing fees associated with the refinancing and a $3.4 million decrease in our bank overdraft position.
Sources of Liquidity
     As of August 1, 2008 we had $277.9 million in outstanding debt from three credit vehicles, including $192.8 million outstanding on our Amended and Restated Term Loan; $10.1 million outstanding on our Senior Secured Revolving Credit Facility; and $75 million in 5.25% senior convertible notes. As of June 28, 2008, we had cash balances of $20.4 million. Our primary source of cash is the cash generated from our operations and borrowings under our Revolver. We expect that our cash and cash equivalents, combined with our cash flows from operations and available borrowings under our Revolver, will be sufficient to fund working capital, capital expenditures and other cash requirements during the next twelve months. If sales and operating cash flow do not increase over time, we may not have sufficient capital resources to fund our operating plan, which may result in our need to seek additional sources of liquidity through the sale of assets, the assumption of additional debt or the issuance of equity. There can be no assurance that we would be successful in borrowing additional funds at reasonable rates of interest or issuing equity at a favorable valuation, or at all.
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
     Advances under the Revolver may not exceed a borrowing base equal to various percentages of Eddie Bauer, Inc.’s eligible accounts receivable balances and eligible inventory, less specified reserves. The Revolver is secured by a first lien on Eddie Bauer, Inc.’s inventory and certain accounts receivable balances and by a second lien on all of Eddie Bauer, Inc.’s other assets other than our Groveport, Ohio distribution facility. The Revolver is guaranteed by Eddie Bauer and certain of its subsidiaries. Our availability under the Revolver was $74.0 million as of June 28, 2008. As of June 28, 2008, we had no amounts drawn under the Revolver and had $8.5 million of letters of credit outstanding.
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
     The agreement requires that at any time the availability under the agreement is less than 10% of the maximum revolver available, we are required to maintain a consolidated fixed charge coverage ratio (as defined therein) of at least 1.25:1.00. The agreement also limits our capital expenditures (net of landlord contributions) to $60 million in 2008, and $70 million in 2009 and 2010. Finally, there are additional covenants that restrict us from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in our capital stock; from entering into certain guarantees; from incurring debt and liens subject to limits specified within the agreement; and other customary covenants. As of June 28, 2008, our availability under the agreement was not less than 10% of the maximum revolver available.
Senior Secured Term Loan
     On June 21, 2005, Eddie Bauer, Inc. entered into a $300 million senior secured term loan agreement (“Prior Term Loan”) upon its emergence from bankruptcy. On April 4, 2007, Eddie Bauer, Inc. entered into an Amended and Restated Term Loan Agreement with various lenders, Goldman Sachs Credit Partners L.P., as syndication agent, and JP Morgan Chase Bank, N.A., as administrative agent (the “Amended Term Loan”). The Amended Term Loan amends the Prior Term Loan. In connection with the Amended Term Loan, $48.8 million of the loans were prepaid, reducing the principal balance of the Prior Term Loan from $273.8 million to $225 million. We recognized a loss on extinguishment of debt of $3.3 million in April 2007, which represented the unamortized deferred financing fees of the Prior Term Loan and was reflected within other income (expense) on our statement of operations. The Amended Term Loan extends the maturity date of the Prior Term Loan to April 1, 2014, and amends certain covenants of the Prior Term Loan. As of June 28, 2008, $192.8 million was outstanding under the Amended Term Loan.
     Interest under the Amended Term Loan is calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.25% in the case of base rate loans, or LIBOR plus 3.25% for Eurodollar loans. Interest requirements for both base rate loans and Eurodollar loans are reset on a monthly basis. As of June 28, 2008, the Amended Term Loan had interest rates of LIBOR ranging from 2.47% to 2.90% plus 3.25% depending upon the term of the LIBOR tranche. Interest is payable quarterly on the last day of each March, June, September and December for base rate loans, and for Eurodollar loans having an interest period of three months or less, the last day of such interest period or for Eurodollar loans having an interest period of longer than three months, each day that is three months after the first day of such interest period.
     The Amended Term Loan is secured by a first lien on certain real estate assets and trademarks and by a second lien on substantially all of the other assets of the Company, Eddie Bauer, Inc. and its subsidiaries.
     In accordance with the Amended Term Loan, we are required to repay $0.6 million on a quarterly basis from June 30, 2007 through December 31, 2013, with the remaining balance due upon maturity of the loan on April 1, 2014. The Amended Term Loan includes mandatory prepayment provisions, including prepayment requirements related to asset sales, future indebtedness, capital transactions, and a requirement that 50% (reduced to 25% if our consolidated senior secured leverage ratio (as defined therein) on the last day of the relevant fiscal year is not greater than 2.00 to 1.00) of any “excess cash flows,” as defined in the Amended Term Loan and measured on an annual basis be applied to repayment of the loan. We are required to make repayments to the Amended Term Loan resulting from “excess cash flows” and “asset sales”, as such are defined within the Amended Term Loan agreement. In the event we make voluntary prepayments or mandatory prepayments as a result of asset sales or other transactions as specified within the agreement, future principal payments are reduced in accordance with the terms of the Amended Term Loan. As discussed in Note 5 to our interim financial statements included in this document, we sold our interest in our financing receivables in December 2007. As a result of this asset sale, we were required to use the net cash proceeds received from the sale as a payment under our Amended Term Loan. Accordingly, we repaid $7.7 million, $1.7 million and $1.7 million of our outstanding term loan balance in December 2007 and during the first and second quarters of 2008, respectively. As a result of our prepayments made related to the sale of our financing receivables and a $20 million voluntary prepayment in December 2007, we are not required to make any of the scheduled repayments under the terms of the Amended Term Loan and accordingly the remaining balance outstanding under the Amended Term Loan is not required to be repaid until the Amended Term Loan’s maturity date on April 1, 2014.

     The financial covenants under the Amended Term Loan agreement include:
     Our consolidated senior secured leverage ratio calculated on a trailing basis must be equal to or less than:
•	5.50 to 1.00 for the fiscal quarter ending June 30, 2008;

•	5.25 to 1.00 for the fiscal quarter ending September 30, 2008;

•	5.00 to 1.00 for the fiscal quarter ending December 31, 2008;

•	4.00 to 1.00 for the fiscal quarters ending March 31, 2009 and June 30, 2009;

•	3.75 to 1.00 for the fiscal quarter ending September 30, 2009;

•	3.50 to 1.00 for the fiscal quarter ending December 31, 2009; and

•	thereafter being reduced on a graduated basis to 2.50 at March 31, 2012 and beyond.
     In addition, our consolidated fixed charge coverage ratio (as defined therein) calculated on a trailing four fiscal quarter basis must be equal to or greater than:
•	0.90 to 1.00 for the fiscal quarters ending June 30, 2008 through December 31, 2008; and

•	thereafter increasing on a graduated basis to 1.10 to 1.00 at March 31, 2012 and beyond.
     Certain of the financial covenants under the Amended Term Loan are less restrictive than the financial covenants contained within the Prior Term Loan. The Amended Term Loan also limits our capital expenditures (net of landlord contributions) to $50 million in 2008, $60 million in 2009 and $70 million in 2010 through 2014. There are additional covenants that restrict us from entering into certain merger, consolidation and sale transactions outside the normal course of business, making certain distributions or changes in our capital stock, entering into certain guarantees, incurring debt and liens subject to limits specified within the agreement and other customary covenants. As of June 28, 2008, our most recent quarterly compliance reporting date, we were in compliance with the covenants of the Amended Term Loan.
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
     The convertible notes are not convertible prior to the termination of the ownership limitations contained in our certificate of incorporation, which will occur not later than January 4, 2009 except upon the occurrence of specified corporate transactions, as set forth in the indenture governing the convertible notes. See “Note 14 - Notes to Consolidated Financial Statements” included in this document for further discussion of our ownership limitations. Following the termination of the ownership limitations and prior to April 1, 2013, holders may convert all or a portion of their notes under the following circumstances: (i) during any calendar quarter commencing after June 30, 2007 if the last reported sale price of our common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (ii) during the five business day period after any 10 consecutive trading-day period (“measurement period”) in which the trading price per $1,000 principal amount of notes for each day in the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (iii) upon the occurrence of specified corporate transactions, as set forth in the indenture governing the convertible notes. On or after April 1, 2013, holders may convert their notes at any time prior to 5:00 pm, New York City time, on the business day immediately preceding the maturity date. The initial conversion rate, which is subject to adjustment, for the notes was 73.8007 shares per $1,000 principal amount of notes (which represented an initial conversion price of approximately $13.55 per share). Upon conversion, we have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of our common stock, provided that if the notes are converted prior to termination of the ownership limitations, we must pay cash in settlement of the converted notes. A holder will receive cash in lieu of any fractional shares.

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
     With the assistance of a third party, we estimated the fair value of the embedded derivative primarily using the Black-Scholes model and other valuation methodologies which resulted in an estimated fair value of $8.2 million as of June 28, 2008. The estimated fair value of the conversion features is recorded with the convertible note liability on our balance sheet. We recognized ($1.4) million and $2.5 million within other income (expense) during the three and six months ended June 28, 2008 related to the fair value adjustment of the liability since the end of fiscal 2007. The decline in the estimated fair value of our derivative liability of $21.2 million as of the issuance date for the convertible notes was primarily a result of the decline in our common stock price.
     As a result of the bifurcation of the embedded derivative related to the conversion features of the notes under SFAS 133, the carrying value of the convertible notes at issuance was $53.8 million. We are accreting the difference between the face value of the notes and the carrying value, which totaled $18.5 million as of June 28, 2008, as a charge to interest expense using the effective interest rate method over the term of the convertible notes. We recognized $0.6 million and $1.1 million of discount amortization within interest expense during the three and six months ended June 28, 2008, respectively, which resulted in an effective interest rate of approximately 11.05% related to the convertible notes.
     Interest Rate Swap Agreement
     We use derivative instruments primarily to manage exposures to fluctuations in interest rates, to lower our overall costs of financing and to manage the mix of floating- and fixed-rate debt in our portfolio. Our derivative instruments as of June 28, 2008 included an interest rate swap agreement. Additionally, our convertible notes included an embedded derivative as discussed further above. The interest rate swap agreement had a notional amount of $98.8 million as of June 28, 2008. The interest rate swap agreement effectively converts a portion of the outstanding amount under the Amended Term Loan, which has a floating rate of interest, to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. No portion of the interest rate swap was excluded from the assessment of the hedge’s effectiveness. Because all critical terms of the derivative hedging instrument and the hedged forecasted transaction were not identical, the interest rate swap did not qualify for the “shortcut method” of accounting as defined in SFAS 133. On a quarterly basis, we assess and measure the effectiveness of the cash flow hedge using the changes in variable cash flows method. In performing our assessment as of June 28, 2008, the fair value of the interest rate swap was determined to be a liability of $4.2 million and the changes in the cash flows of the derivative hedging instrument were within 80 to 125 percent of the opposite change in the cash flows of the hedged forecasted transaction and therefore we concluded that the hedge was highly effective. Accordingly, we recorded the effective portion of the cash flow hedge, which totaled $4.2 million ($2.6 million net of tax) as of June 28, 2008 within other comprehensive loss on our balance sheet. No amount of the cash flow hedge was determined to be ineffective. The amounts reflected in other comprehensive loss will be reclassified into interest expense in the same period in which the hedged debt affects interest expense. We expect the cash flow hedge to be highly effective and therefore estimate that no amounts will be reclassified into interest expense within the next 12 months. The interest rate swap agreement is scheduled to terminate in April 2012.

Financial Condition
     At June 28, 2008 Compared to December 29, 2007
     Our total assets were $712.0 million as of June 28, 2008, down $99.4 million, or 12.3% from December 29, 2007. Current assets as of June 28, 2008 were $192.8 million, down $81.3 million from $274.1 million as of December 29, 2007. The decline in our current assets was driven primarily by a $7.2 million decrease in our cash and cash equivalents (see further discussion above under “Liquidity and Capital Resources — Cash Flow Analysis” ); a $30.7 million decrease in our restricted cash as a result of the collection of the holdback amounts related to the sale of our financing receivables; and a $36.1 million decrease in our inventory balance, which is also discussed above within our “Liquidity and Capital Resources — Cash Flow Analysis.
     Non-current assets as of June 28, 2008 were $519.3 million, down $18.0 million from $537.3 million as of December 29, 2007. The decline in our non-current assets was driven primarily by decreases of $11.5 million and $3.5 million in our property and equipment and other intangible assets, respectively, due to depreciation and amortization expense recognized during the first half of 2008.
     Our total liabilities were $472.1 million as of June 28, 2008, a decrease of $83.1 million, or 15.0%, from December 29, 2007. Current liabilities as of June 28, 2008 were $137.8 million, down $64.5 million from $202.3 million as of December 29, 2007. The decline in our current liabilities was driven by a $21.8 million decrease in our accrued expenses which included decreases of $7.1 million in our allowance for sales returns; $5.4 million in current taxes payable; $5.3 million in deferred revenues; and $5.1 million in sales and use taxes payable. In addition, our current liabilities to the Spiegel Creditor Trust decreased $30.7 million as a result of our payments made associated with the holdback amounts we received during the first and second quarters of 2008. See further discussion of the sale of our financing receivables and holdback amounts received in Note 5 to our unaudited financial statements included in this document.
     Non-current liabilities as of June 28, 2008 were $334.3 million, a decrease of $18.6 million from $352.9 million as of December 29, 2007. The decrease in our non-current liabilities resulted from a $12.6 million decrease in our noncurrent deferred tax liabilities driven by the deferred tax benefit we recognized during the first half of 2008 and a $3.4 million decrease in our senior term loan resulting from the repayments we made during the first and second quarters of 2008.
     Our stockholders’ equity as of June 28, 2008 totaled $240.0 million, down $16.3 million from December 29, 2007, driven primarily by our net loss recorded for the first half of 2008 which was partially offset by stock based compensation expense recorded.
Cash Requirements
     Our primary cash requirements for fiscal 2008 are to fund working capital to support anticipated merchandise sales increases; capital expenditures to open new stores, refurbish existing stores, and maintain our distribution center and information technology systems; and to make interest payments on our Amended Term Loan and convertible notes. We anticipate that our capital expenditures for 2008 will be approximately $28.9 million (or $24.0 million net of landlord contributions), of which approximately 61% relates to opening and remodeling of stores in accordance with our plans to realign our stores, as compared to capital expenditures of $56.6 million during fiscal 2007, which included capital expenditures related to new store openings, store remodels and capital expenditures related to the move of our corporate headquarters in mid-2007. In 2008, we plan to spend up to an additional $2.5 million to refixture our existing stores to support new merchandise initiatives in outerwear and activewear.
     We anticipate opening eight new retail and six new outlet stores during fiscal 2008, of which five retail and two outlet stores have been opened through the first half of this year. We finance the opening of the new stores through cash provided by operations and our revolving credit facility. We estimate that capital expenditures to open a store will approximate $1.0 million and $0.6 million per store for retail and outlet stores, respectively. In substantially all instances, this capital investment is funded partially by the landlords of the leased sites. The portion funded by landlords typically ranges from 30% to 60%. Additionally, we expect initial inventory purchases for the new retail and outlet stores to average approximately $0.2 million.
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
Contractual Obligations
     Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact our short and long-term liquidity and capital resource needs. A table representing the scheduled maturities of our contractual obligations as of December 29, 2007 was included under the heading “Contractual Obligations” within our Form 10-K filed with the SEC on March 13, 2008. The only significant change in our contractual obligations since December 29, 2007, other than those which occur in the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations) resulted from our anticipated interest payments under the variable portion of our senior term loan as a result of changes in interest rates since year-end. Taking into consideration the interest rate changes and the hedged portion of our Amended Term Loan, interest requirements are anticipated to be $14.3 million during 2008, $30.1 million during 2009-2010, $31.6 million during 2011-2012, and $19.8 million thereafter, for total interest requirements of $95.8 million.
     In addition to the above contractual obligations, we had $8.5 million of letters of credit outstanding as of June 28, 2008. See further discussion of our letters of credit under “Off-Balance Sheet Arrangements” below.
Other Contractual Obligations
     Insurance and Self-insurance
     We use a combination of insurance and self-insurance to cover a number of risks, including worker’s compensation, general liability, property and automobile liability and employee-related health care benefits, a portion of which is reimbursed by our employees. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. We believe that we have taken reasonable steps to ensure that we are adequately accrued for costs incurred related to these programs at June 28, 2008.
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
     In accordance with SFAS 158, in lieu of remeasuring the plan assets and obligations as of January 1, 2008, we utilized the measurements determined as of September 30, 2007. The periodic benefit cost for the period of October 1, 2007 through the end of our current fiscal year (e.g. January 3, 2009) has been allocated between the portion to be recognized as an adjustment to retained earnings (equal to three-fifteenths of net periodic benefit cost) upon adoption of the measurement provisions and the portion to be reflected in our statement of operations during fiscal 2008 (equal to twelve-fifteenths of net periodic benefit cost). As a result, we recognized a pre-tax debit to retained earnings of $0.1 million related to our post-retirement health and welfare plans and a pre-tax credit to retained earnings of $0.2 million related to our pension plan as of January 1, 2008.

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
Off-Balance Sheet Arrangements
     As of June 28, 2008, we had $8.5 million in outstanding stand-by letters of credit. We had no other off-balance sheet financing arrangements as of June 28, 2008. We use stand-by letters of credit to support our worker’s compensation insurance and import customs bond programs. Letters of credit, primarily merchandise vendor letters of credit, are important to our operations because they allow us to have payment on our behalf guaranteed by a bank which then pays the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. We subsequently record the payable to the vendor on our balance sheet at the time of merchandise title transfer. We had no letters of credit outstanding as of June 28, 2008 for the sourcing or purchase of inventory, and at this time, we are not aware of any material future risks to the availability of letters of credit.
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

     The changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K filed with the SEC on March 13, 2008 included the adoption of SFAS 157, Fair Value Measurements, which defined how fair value is to be calculated for our nonfinancial assets and nonfinancial liabilities, which included the valuation of our derivative instruments. The adoption of SFAS 157 did not have a material impact to the fair value determination of our derivative instruments.
     Additionally, effective with 2008, we changed the volatility assumptions used in determining the fair values of our stock options. Prior to 2008, our volatility assumptions used in determining the fair values of our stock options was based upon historical and implied volatility for other companies in the retail industry due to our limited stock price history. During the current year, our volatility assumptions include both (i) our one-year historical volatility and (ii) six—year historical volatility levels and implied volatility for peer companies in the retail industry. The change in volatility assumptions to include our historical volatility did not have a material impact on the fair values of our stock options and SOSARs granted during 2008.
Inflation
     The rate of inflation over the past several years has not had a significant impact on our sales or profitability.
Recent Accounting Pronouncements
     See Note 3 to our interim financial statements included in this report for a discussion of recent accounting pronouncements.
Related Party Transactions
     We had no material related party transactions during the three or six months ended June 28, 2008.
Subsequent Event
     See Note 14 to our interim financial statements included in this report for a discussion of a subsequent event.

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
Revolving Credit Facility
     Our Revolver bears interest at variable rates based on LIBOR plus a spread. As of June 28, 2008, our availability was approximately $74.0 million and no amounts had been drawn under the Revolver.
Senior Secured Term Loan
     On April 4, 2007, we amended and restated the Prior Term Loan. As of June 28, 2008, the outstanding amount of our Amended Term Loan totaled $192.8 million. Interest on the Amended Term Loan is calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.25% in the case of base rate loans, or LIBOR plus 3.25% for Eurodollar loans. Interest requirements for both base rate loans and Eurodollar loans are reset on a monthly basis. As of June 28, 2008, the Amended Term Loan had interest rates of LIBOR ranging from 2.47% to 2.90% plus 3.25% depending upon the term of the LIBOR tranche. See “Management’s Discussion and Analysis of Financial Condition — Sources of Liquidity” for a more detailed description of our Amended Term Loan Agreement.
     As of June 28, 2008, we had an interest rate swap agreement with a notional amount of $98.8 million, which had been designated as a cash flow hedge of Amended Term Loan. The interest rate swap agreement effectively converts a portion of the outstanding amount under the Amended Term Loan, which has a floating-rate of interest to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The new interest rate swap agreement is scheduled to terminate in April 2012. The fair value of the interest rate swap agreement was estimated to be a liability of $4.2 million as of June 28, 2008. Assuming a 10% increase in interest rates, the fair value of the new interest rate swap would be a liability of approximately ($2.9) million at June 28, 2008. Assuming a 10% decrease in interest rates, the fair value of the interest rate swap would be a liability of approximately ($5.5) million at June 28, 2008.
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
     As a result of the requirement that we settle any conversion of notes prior to the termination of the ownership limitations contained in our certificate of incorporation in cash, the conversion features contained within the convertible notes are deemed to be an embedded derivative under SFAS 133. In accordance with SFAS 133, the embedded derivative related to the conversion features requires bifurcation from the debt component of the convertible notes and a separate valuation. We recognize the embedded derivative as a liability on our balance sheet and measure it at its estimated fair value, and recognize changes in its estimated fair value in other income (expense) in the period of change. We determine the estimated fair value of the embedded derivative primarily using the Black-Scholes model and other valuation methodologies which resulted in an estimated fair value of $21.2 million as of the issuance date for the convertible notes. The Black-Scholes model and other valuation methodologies are complex and require significant judgments. In applying the Black-Scholes model, changes and volatility in our common stock price and the stock price of other comparable retailers and changes in risk-free interest rates could significantly affect the fair value of this derivative instrument. We estimated the fair value of the conversion features to be $8.2 million as of June 28, 2008 and recognized ($1.4) million and $2.5 million, respectively, within other income (expense) during the three and six months ended June 28, 2008.
Market Risk — Foreign Exchange
     Our foreign currency risks relate primarily to stores that we operate in Canada and with our joint venture investment in Japan, for which we apply the equity method of accounting as we do not control this entity. Additionally, we have foreign currency risks associated with the purchase of merchandise from foreign entities. We believe that the potential exposure from foreign currency risks is not material to our financial condition or results of operations.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of June 28, 2008, the Company’s management, with participation of its Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are adequate and effective to reasonably assure that material information relating to the Company, including its consolidated subsidiaries, would be communicated to management by others within those entities in a timely manner to allow decisions to be made regarding required disclosure.
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
     Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 28, 2008.
Changes in Internal Control over Financial Reporting
     There have been no significant changes in our internal control over financial reporting during the three months ended June 28, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.
     In June 2006, a class action suit captioned Tara Hill v. Eddie Bauer, Inc., was filed in Los Angeles Superior Court, State of California. The suit alleged that we violated the California Labor Code and Business and Professions Code relating to the adequacy of wage statements, reimbursements for business expenses, meal and rest periods and other claims, on behalf of a class comprised of all employees in our California stores. We reached a settlement with the plaintiff in April 2007, and have provided notice to class members regarding the potential settlement. A hearing on final court approval of the settlement occurred on July 10, 2008, at which the plaintiff in the Scherer v. Eddie Bauer, Inc. suit referenced below objected to the settlement on various grounds. The court took the parties’ positions under advisement and we expect a ruling to be issued during the third quarter of 2008. In connection with the proposed settlement, we accrued $1.6 million in the first quarter of 2007 to cover settlement payments and attorneys’ fees. The settlement payments are proposed to be made partly in cash and partly in Company gift cards.
     In September 2007, a purported class action suit captioned Kristal Scherer, on behalf of herself, all others similarly situated v. Eddie Bauer, Inc. and Does 1 to 100 was filed in Superior Court of California, County of San Diego, alleging violations of the California Labor Code and Business and Professions Code relating to the payment of incentive bonuses and our policy on forfeiture of personal days. The case has been removed to U.S. District Court, Southern District of California. In December 2007, we filed a partial motion to dismiss certain counts of plaintiff’s complaint for failure to state a claim. That motion was denied in June 2008. The complaint was amended in January 2008 to add an additional named plaintiff. We filed an answer in July 2008 denying the claims made.
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

Item 1A.	RISK FACTORS.
     Our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (our “Form 10-K”), contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, and/or our financial condition. There have been no material changes in our risk factors from those disclosed on our Form 10-K.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     At the Company’s Annual Meeting of Stockholders held on May 2, 2008, the stockholders elected each nominee to the Board of Directors for a one-year term, casting votes as follows:

Name	For	Withheld
William T. End	22,318,267	1,223,278
John C. Brouillard	22,140,767	1,220,778
McNeil S. Fiske, Jr.	22,086,591	1,274,954
Howard Gross	22,086,591	1,274,954
Paul E. Kirincic	22,118,591	1,242,954
William E. Redmond, Jr.	22,140,667	1,220,878
Kenneth M. Reiss	22,172,767	1,188,778
Laurie M. Shahon	22,085,647	1,275,898
Edward M. Straw	22,140,667	1,220,878
Stephen E. Watson	21,986,191	1,375,354

     The Company’s stockholders ratified the selection of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 3, 2009, casting their votes as follows:

For	Against	Abstain

23,349,957	10,865	723
Item 5. OTHER INFORMATION
     The Company and Neil Fiske are parties to a Letter Agreement dated June 12, 2007, relating to Mr. Fiske’s employment (the “Letter Agreement”). On August 5, 2008, the parties amended the Letter Agreement to extend the period for certain relocation benefits described in the Letter Agreement to provide that reimbursement of relocation costs and payment of temporary housing costs are available for 24 months, and certain closing and home sale related benefits are available for 36 months, each measured from commencement of Mr. Fiske’s employment on July 9, 2007.

Item 6.	EXHIBITS

Exhibits.

10.1+
Share Purchase and Transfer Agreement, between Eddie Bauer, Inc., Werner Schulz, Eddie Bauer GmbH & Co. KG, Verwaltung Eddie Bauer GmbH, and Eddie Bauer International Development LLC, dated June 26, 2008.

10.2#+	First Amendment to Letter Agreement, dated August 5, 2008 by and between Eddie Bauer Holdings, Inc. and Neil Fiske.

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1+	Section 1350 Certification of Chief Executive Officer.

32.2+	Section 1350 Certification of Chief Financial Officer.

#	Management Compensation Plan.

+	Included herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eddie Bauer Holdings, Inc.
/s/ McNeil S. Fiske, Jr.
McNeil S. Fiske, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2008