Form 10-Q
period 2008-09-27
Eddie Bauer Holdings, Inc.
filed 2008-11-06
CIK 1345968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	Outstanding at November 3, 2008
30,824,275

Eddie Bauer Holdings, Inc.

Form 10-Q

For the quarterly period ended September 27, 2008

PART I— FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Eddie Bauer Holdings, Inc.

Consolidated Balance Sheets

($ in thousands, except per share data)

(Unaudited)

	As of September 27, 2008	As of December 29, 2007
Cash and cash equivalents	$3,546	$27,596
Restricted cash	180	30,862
Accounts receivable, less allowances for doubtful accounts of $367 and $983, respectively	21,781	30,122
Inventories	175,003	158,223
Prepaid expenses	31,515	27,297

Total Current Assets	232,025	274,100
Property and equipment, net of accumulated depreciation of $114,388 and $90,557, respectively	180,078	195,103
Goodwill	107,748	107,748
Trademarks	185,000	185,000
Other intangible assets, net of accumulated amortization of $27,646 and $22,332, respectively	16,419	21,668
Other assets	23,823	27,813

Total Assets	$745,093	$811,432

Trade accounts payable	$59,915	$45,102
Bank overdraft	10,887	12,915
Accrued expenses	84,682	107,036
Current liabilities related to Spiegel Creditor Trust	180	30,870
Short-term borrowings	26,699	—
Deferred tax liabilities — current	2,879	6,356

Total Current Liabilities	185,242	202,279
Deferred rent obligations and unfavorable lease obligations	44,134	42,811
Deferred tax liabilities — non-current	13,734	30,490
Senior term loan	192,769	196,162
Convertible note and embedded derivative liability, net of discount of $17,929 and $19,629, respectively	73,260	66,113
Other non-current liabilities	5,184	7,802
Pension and other post-retirement benefit liabilities	8,530	9,503

Total Liabilities	522,853	555,160
Commitments and Contingencies (See Note 13)
Common stock:
$0.01 par value, 100 million shares authorized; 30,824,275 and 30,672,631 shares issued and outstanding as of September 27, 2008 and December 29, 2007, respectively	308	307
Treasury stock, at cost	(157)	(157)
Additional paid-in capital	592,675	588,302
Accumulated deficit	(374,758)	(336,818)
Accumulated other comprehensive income, net of taxes of $2,631 and $2,848, respectively	4,172	4,638

Total Stockholders’ Equity	$222,240	$256,272

Total Liabilities and Stockholders’ Equity	$745,093	$811,432

The accompanying notes are an integral part of these consolidated financial statements.

Eddie Bauer Holdings, Inc.

Consolidated Statements of Operations

($ in thousands, except per share data)

(Unaudited)

	Three Months Ended September 27, 2008	Three Months Ended September 29, 2007	Nine Months Ended September 27, 2008	Nine Months Ended September 29, 2007
Net sales and other revenues	$207,289	$210,952	$653,539	$651,923
Costs of sales, including buying and occupancy	136,958	139,472	417,755	418,459
Selling, general and administrative expenses	79,723	98,018	270,350	309,358

Total operating expenses	216,681	237,490	688,105	727,817
Operating loss	(9,392)	(26,538)	(34,566)	(75,894)
Interest expense	5,584	6,589	16,607	19,711
Other income (expense)	(7,898)	13,413	(5,037)	7,319
Equity in losses of foreign joint ventures	(735)	(973)	(5,524)	(1,127)

Loss before income tax benefit	(23,609)	(20,687)	(61,734)	(89,413)
Income tax benefit	(4,979)	(4,247)	(23,735)	(5,944)

Net loss	$(18,630)	$(16,440)	$(37,999)	$(83,469)

Net loss per basic and diluted share	$(0.61)	$(0.54)	$(1.24)	$(2.74)

Weighted average shares used to compute net loss per basic and diluted share	30,773,794	30,583,930	30,712,434	30,474,393

The accompanying notes are an integral part of these consolidated financial statements.

Eddie Bauer Holdings, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Common Stock (# of Shares)	Common Stock ($)	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 30, 2006	30,310	$303	$(157)	$578,402	$(234,771)	$2,864	$346,641
Comprehensive Loss:
Net loss					(83,469)		(83,469)
Reclassification of fair value adjustment of cash flow hedge, net of income taxes of ($358)						(583)	(583)
Fair value adjustment of cash flow hedge executed in April 2007, net of income taxes of ($517)						(843)	(843)
Foreign currency translation adjustments, net of income taxes of $1,126						1,831	1,831
Reclassification of unrecognized obligations related to post-retirement benefit obligations, net of income taxes of ($45)						(69)	(69)

Total comprehensive loss							(83,133)
Cumulative effect of accounting change related to adoption of FIN 48					(329)		(329)
Shares issued for vested RSUs	363	4		(4)			—
Stock based compensation expense				7,780			7,780

Balances at September 29, 2007	30,673	$307	$(157)	$586,178	$(318,569)	$3,200	$270,959

Balances at December 29, 2007	30,673	$307	$(157)	$588,302	$(336,818)	$4,638	$256,272
Comprehensive Loss:
Net loss					(37,999)		(37,999)
Fair value adjustment of cash flow hedge, net of income taxes of ($45)						(3)	(3)
Foreign currency translation adjustment, net of income taxes of ($145)						(287)	(287)
Reclassification of unrecognized obligations related to post-retirement benefit obligations, net of income taxes of ($27)						(176)	(176)

Total comprehensive loss							(38,465)
Shares issued for vested RSUs	151	1		(1)			—
Stock based compensation expense				4,374			4,374
Cumulative effect of accounting change related to adoption of measurement provisions of SFAS 158, net of income taxes of $38					59		59

Balances at September 27, 2008	30,824	$308	$(157)	$592,675	$(374,758)	$4,172	$222,240

The accompanying notes are an integral part of these consolidated financial statements.

Eddie Bauer Holdings, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 27, 2008	Nine Months Ended September 29, 2007
Cash flows from operating activities:
Net loss	$(37,999)	$(83,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairments and disposals of property and equipment	463	107
Equity in losses of foreign joint ventures	5,524	1,127
Depreciation and amortization	33,771	38,975
Stock-based compensation expense	4,374	7,780
Loss on extinguishment of debt	—	3,284
Other non-cash income	(113)	(4,586)
Proceeds from sale of net financing receivables	3,413	—
Proceeds from settlement of interest rate swap agreement	—	1,015
Change in fair value of convertible note embedded derivative liability	5,447	(5,254)
Deferred income taxes	(20,700)	(6,662)
Changes in operating assets and liabilities:
Accounts receivable	8,259	1,572
Inventories	(17,569)	(46,424)
Prepaid expenses	(633)	(7,881)
Financing receivables	—	73,982
Other assets	(1,080)	(236)
Accounts payable	14,940	19,754
Accrued expenses	(28,782)	(19,206)
Pension and other post-retirement liabilities	(730)	(1,374)
Current liabilities related to securitization note	—	(66,584)
Deferred rent and unfavorable lease obligations	1,503	16,871
Other non-current liabilities	101	1,925

Net cash used in operating activities	(29,811)	(75,284)
Cash flows from investing activities:
Capital expenditures	(15,595)	(43,658)
Distribution from foreign joint venture	—	388

Net cash used in investing activities	(15,595)	(43,270)
Cash flows from financing activities:
Repayments of senior term loan, including refinancing fees	(3,393)	(52,949)
Net proceeds from issuance of convertible notes	—	71,358
Net proceeds from short-term borrowings	26,699	54,557
Change in bank overdraft	(2,027)	(4,295)

Net cash provided by financing activities	21,279	68,671
Effect of exchange rate changes on cash	77	378
Net change in cash and cash equivalents	(24,050)	(49,505)
Cash and cash equivalents at beginning of period	27,596	53,174

Cash and cash equivalents at end of period	$3,546	$3,669

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective as of November 15, 2008 for financial statements presented in conformity with GAAP in the United States. The adoption of SFAS 162 will not have a material impact to the Company’s results of operations or financial position.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP APB 14-1”). FSP APB 14-1 amends previous guidance associated with convertible debt instruments that at conversion may be settled wholly or partly with cash. Convertible debt that at conversion must always be settled entirely in shares (other than fractional shares) and convertible debt instruments deemed to have an embedded derivative under SFAS 133 are outside the scope of FSP APB 14-1. FSP APB 14-1 requires cash-settleable convertible instruments to be separated into their debt and equity components at issuance and prohibits the use of the fair-value option for such instruments. The value assigned to the debt component is the estimated value of a similar debt instrument without conversion features as of the issuance date. The difference between the net proceeds for the convertible debt issued and the amount reflected as a debt liability must be recorded as additional paid-in capital. Any difference between the amount recorded for the debt liability and the principal amount of the debt (e.g. debt discount) must be amortized to interest expense over the expected life of the debt, thereby reflecting a market rate of interest. Upon extinguishment of the debt, either by conversion to shares, cash settlement or a combination of cash and shares, a gain or loss is recognized for the difference between the fair value of the debt component at the extinguishment date and its carrying value on the balance sheet. Excess consideration is recorded as a reduction to additional paid-in capital. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. The Company is currently assessing the impact of the adoption of FSP APB 14-1 on the Company’s convertible notes, but does not expect it to have a material impact on its results of operations or financial condition.

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

(4) Earnings per Share

The following table presents the computation of net income (loss) per basic and diluted share for the three and nine months ended September 27, 2008 and September 29, 2007:

	Three Months Ended September 27, 2008	Three Months Ended September 29, 2007	Nine months Ended September 27, 2008	Nine months Ended September 29, 2007

Net loss	$(18,630)	$(16,440)	$(37,999)	$(83,469)

Weighted average common shares outstanding (a)	30,773,794	30,583,930	30,712,434	30,474,393
Net effect of dilutive stock options and restricted stock units (b)	—	—	—	—
Net effect of convertible notes (c)	—	—	—	—

Weighted average common shares and equivalents outstanding	30,773,794	30,583,930	30,712,434	30,474,393

Net loss per basic and diluted share	$(0.61)	$(0.54)	$(1.24)	$(2.74)

(a)

Weighted average common shares outstanding for the three and nine months ended September 27, 2008 included 30,080 vested restricted stock units (RSUs), for which settlement has been deferred under the Company’s deferred compensation plan, including 25,086 shares which were deferred during the three months ended September 27, 2008. Weighted average common shares outstanding for the three and nine months ended September 29, 2007 included 4,994 vested RSUs, for which settlement has been deferred under the Company’s deferred compensation plan. Settlement of the deferred RSUs is required with shares of the Company’s common stock.

(b)

As of September 27, 2008 and September 29, 2007, there were 1,831,805 and 1,310,799, respectively, of common stock options/SOSARs exercisable for Company common stock and 709,786 and 362,733, respectively, of unvested RSUs outstanding that were antidilutive and/or did not meet the criteria for contingently issuable shares and therefore were excluded from the calculation of diluted earnings per share.

(c)

As discussed further in Note 7, on April 4, 2007, the Company issued $75 million in convertible notes. As a result of the Company’s ownership limitations contained in its Certificate of Incorporation, the convertible notes are not convertible, except upon the occurrence of certain specified corporate transactions, until January 4, 2009. In the event that the certain specified corporate transactions result in a conversion of the notes prior to January 4, 2009, the Company is required to settle the convertible notes for cash. Accordingly, the Company has and will continue to exclude the dilutive effect, if any, of the convertible notes from its earnings per share calculation until such date. See Notes 7, 9 and 14 for further discussion of the Company’s amendment to its convertible notes indenture and amendment to the ownership limitations contained in the Company’s Certificate of Incorporation during the third and fourth quarters of 2008.

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

Advances under the Revolver may not exceed a borrowing base equal to various percentages of Eddie Bauer, Inc.’s eligible accounts receivable balances and eligible inventory, less specified reserves. The Revolver is secured by a first lien on Eddie Bauer, Inc.’s inventory and certain accounts receivable balances and by a second lien on all of Eddie Bauer, Inc.’s other assets other than the Company’s Groveport, Ohio distribution facility. The Revolver is guaranteed by Eddie Bauer and certain of its subsidiaries. The Company’s availability under the Revolver was $99.2 million as of September 27, 2008. As of September 27, 2008, the Company had $26.7 million drawn under the Revolver and had $8.5 million of letters of credit outstanding.

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

The loan agreement requires that at any time the availability under the agreement is less than 10% of the maximum revolver available, the Company is required to maintain a consolidated fixed charge coverage ratio (as defined therein) of at least 1.25:1.00. The agreement also limits the Company’s capital expenditures (net of landlord contributions) to $60 million in 2008, and $70 million in 2009 and 2010. Finally, there are additional covenants that restrict the Company from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in its capital stock; from entering into certain guarantees; from incurring debt and liens subject to limits specified within the agreement; and other customary covenants. As of September 27, 2008, the Company’s availability under the agreement was not less than 10% of the maximum revolver available.

Senior Secured Term Loan

On June 21, 2005, Eddie Bauer, Inc. entered into a $300 million senior secured term loan agreement (“Prior Term Loan”) upon its emergence from bankruptcy. On April 4, 2007, Eddie Bauer, Inc. entered into an Amended and Restated Term Loan Agreement with various lenders, Goldman Sachs Credit Partners L.P., as syndication agent, and JP Morgan Chase Bank, N.A., as administrative agent (the “Amended Term Loan”). The Amended Term Loan amends the Prior Term Loan. In connection with the Amended Term Loan, $48.8 million of the loans were prepaid, reducing the principal balance of the Prior Term Loan from $273.8 million to $225 million. The Company recognized a loss on extinguishment of debt of $3.3 million in April 2007, which represented the unamortized deferred financing fees of the Prior Term Loan and was reflected within other income (expense) on the Company’s statement of operations. The Amended Term Loan extends the maturity date of the Prior Term Loan to April 1, 2014, and amends certain covenants of the Prior Term Loan. As of September 27, 2008, $192.8 million was outstanding under the Amended Term Loan.

Interest under the Amended Term Loan is calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.25% in the case of base rate loans, or LIBOR plus 3.25% for Eurodollar loans. Interest requirements for both base rate loans and Eurodollar loans are reset on a monthly basis. As of September 27, 2008, the Amended Term Loan had interest rates of LIBOR ranging from 2.47% to 2.81% plus 3.25% depending upon the term of the LIBOR tranche. Interest is payable quarterly on the last day of each March, June, September and December for base rate loans, and for Eurodollar loans having an interest period of three months or less, the last day of such interest period or for Eurodollar loans having an interest period of longer than three months, each day that is three months after the first day of such interest period.

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

The financial covenants under the Amended Term Loan agreement include:

The Company’s consolidated senior secured leverage ratio calculated on a trailing basis must be equal to or less than:

•	5.25 to 1.00 for the fiscal quarter ending September 30, 2008;

•	5.00 to 1.00 for the fiscal quarter ending December 31, 2008;

•	4.00 to 1.00 for the fiscal quarters ending March 31, 2009 and June 30, 2009;

•	3.75 to 1.00 for the fiscal quarter ending September 30, 2009;

•	3.50 to 1.00 for the fiscal quarter ending December 31, 2009; and

•	thereafter reducing on a graduated basis to 2.50 at March 31, 2012 and beyond.

In addition, the Company’s consolidated fixed charge coverage ratio (as defined therein) calculated on a trailing four fiscal quarter basis must be equal to or greater than:

•	0.90 to 1.00 for the fiscal quarters ending September 30, 2008 and December 31, 2008; and

•	thereafter increasing on a graduated basis to 1.10 to 1.00 at March 31, 2012 and beyond.

Certain of the financial covenants under the Amended Term Loan are less restrictive than the financial covenants contained within the Prior Term Loan. The Amended Term Loan also limits the capital expenditures of the Company and its subsidiaries (net of landlord contributions) to $50 million in 2008, $60 million in 2009, and $70 million in 2010 through 2014. There are additional covenants that restrict the Company and its subsidiaries from entering into certain merger, consolidation and sale transactions outside the normal course of business, making certain distributions, including paying any dividends, or changes in its capital stock, entering into certain guarantees, incurring debt and liens subject to limits specified within the agreement, and other customary covenants. As of September 27, 2008, the Company’s most recent quarterly compliance reporting date, the Company was in compliance with the covenants of the Amended Term Loan.

Convertible Notes

On April 4, 2007, the Company closed its offering of $75 million aggregate principal amount of convertible senior notes (the “Notes”). The Notes have a maturity date of April 1, 2014 and pay interest at an annual rate of 5.25% semiannually in arrears on April 1 and October 1 of each year, beginning October 1, 2007 unless earlier redeemed, repurchased or converted.

The Notes are fully and unconditionally guaranteed by all of the Company’s existing and future subsidiaries that are parties to any domestic credit facilities, whether as a borrower, co-borrower or guarantor, including Eddie Bauer, Inc. The Notes are unsecured and senior obligations of the Company and rank equally in right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to any subordinated indebtedness. The Company has not provided separate financial statements for the guarantor subsidiaries or consolidating financial statements of the Company as Eddie Bauer Holdings, Inc. and the non-guarantor subsidiaries do not conduct any operations and do not have significant assets.

Under the Indenture, dated as of April 4, 2007 (the “Indenture”) governing the Notes, the Notes are not convertible prior to January 4, 2009, except upon the occurrence of certain specified corporate transactions. On September 19, 2008, after obtaining the requisite consent of the noteholders in consideration of the Company’s payment of a consent fee in the aggregate amount of approximately $171, the Company, certain of its subsidiaries and The Bank of New York Mellon, as trustee, entered into a Supplemental Indenture (the “Supplemental Indenture”) that amends the Indenture. The Supplemental Indenture allows the Company, upon the receipt of the requisite stockholder consent, to extend the expiration date of the existing 4.75% limitation on ownership of the Company’s securities (the “Ownership Limitation”) contained in the Company’s Certificate of Incorporation from January 4, 2009 to January 1, 2012, provided the Ownership Limitation as extended does not apply to conversion of the Notes to the Company’s common stock. See further discussion of the amendment of the Company’s Ownership Limitation in Notes 9 and 14 below.

Subsequent to January 4, 2009 and prior to April 1, 2013, holders may convert all or a portion of their Notes under the following circumstances: (i) during any calendar quarter commencing after June 30, 2007 if the last reported sale price of the Company’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (ii) during the five business day period after any 10 consecutive trading-day period (“measurement period”) in which the trading price per $1,000 principal amount of Notes for each day in the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (iii) upon the occurrence of specified corporate transactions, as set forth in the Indenture. On or after April 1, 2013, holders may convert their Notes at any time prior to 5:00 pm, New York City time, on the business day immediately preceding the maturity date. The initial conversion rate, which is subject to adjustment, for the Notes was 73.8007 shares per $1,000 principal amount of Notes (which represented an initial conversion price of approximately $13.55 per share). Upon conversion, the Company has the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of its common stock, provided that if the Notes are converted prior to January 4, 2009, the Company must pay cash in settlement of the converted Notes. A holder will receive cash in lieu of any fractional shares.

Upon the occurrence of certain fundamental changes, including certain change of control transactions as set forth in the Indenture, the Company will be required to offer to repurchase the Notes for cash at 100% of the principal amount thereof plus accrued and unpaid interest and additional interest, if any, to but not including the date of repurchase. In the event of certain events of default under the Indenture, either the trustee thereunder or the holders of at least 25% in principal amount of the then-outstanding Notes may declare 100% of the principal of the Notes and accrued and unpaid interest, including additional interest, to be due and payable.

As a result of the requirement that the Company settle any conversion of the Notes occurring prior to January 4, 2009 in cash, the conversion features contained within the Notes are deemed to be an embedded derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). In accordance with SFAS 133, the embedded derivative related to the conversion features requires bifurcation from the debt component of the Notes and a separate valuation. The Company recognizes the embedded derivative as an asset or liability on its balance sheet and measures it at its estimated fair value, and recognizes changes in its estimated fair value in other income (expense) in the period of change. See Note 8 for a discussion of the Company’s adoption of SFAS 157, including the estimated fair value calculation for the embedded derivative liability associated with the Company’s Notes.

As a result of the bifurcation of the embedded derivative related to the conversion features of the Notes under SFAS 133, the carrying value of the Notes at issuance was $53,775. The Company is accreting the difference between the face value of the Notes and the carrying value, which totaled $17,929 as of September 27, 2008, as a charge to interest expense using the effective interest rate method over the term of the Notes. The Company recognized $582 and $1,700 of discount amortization during the three and nine months ended September 27, 2008, respectively, and $532 and $1,050 during the three and nine months ended September 29, 2007, respectively, within interest expense, which resulted in an effective interest rate of approximately 11.05% related to the Notes.

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

Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The Company’s assets and liabilities that utilize Level 2 inputs include their interest rate swap and embedded derivative liability associated with its Notes as discussed further below.

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

The following table summarizes the estimated fair values of the Company’s interest rate swap and embedded derivative related to its Notes as of September 27, 2008, both of which primarily utilize Level 2 inputs:

	Total	Significant Other Observable Inputs (Level 2)
Derivative instrument — interest rate swap	$(4,178)	$(4,178)
Derivative instrument — embedded derivative liability associated with the conversion features of the Company’s convertible notes	$(16,189)	$(16,189)

The Company uses derivative instruments primarily to manage exposure to fluctuations in interest rates, to lower its overall costs of financing and to manage the mix of floating- and fixed-rate debt in its portfolio. The Company’s derivative instruments as of September 27, 2008 included an interest rate swap agreement and an embedded derivative related to its convertible notes.

Interest Rate Swap Agreement

The Company’s interest rate swap agreement had a notional amount of $98,500 as of September 27, 2008. The interest rate swap agreement effectively converts a portion of the outstanding amount under the Amended Term Loan, which has a floating rate of interest, to a fixed-rate by having the Company pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. On a quarterly basis, the Company assesses and measures the effectiveness of the cash flow hedge using the changes in variable discounted cash flows method. In performing its assessments as of September 27, 2008 and September 29, 2007, the fair value of the interest rate swap was determined to be a liability of $4,178 and $1,360, respectively, and the changes in the cash flows of the derivative hedging instrument were within 80 to 125 percent of the opposite change in the cash flows of the hedged forecasted transaction and therefore the Company concluded that the hedge was highly effective. Accordingly, the Company recorded the effective portion of the cash flow hedge, which totaled $4,178 ($2,562 net of tax) as of September 27, 2008 and $1,360 ($843 net of tax) as of September 29, 2007 within other comprehensive loss on its balance sheet. No amount of the cash flow hedge was determined to be ineffective. The amount reflected in other comprehensive loss as of September 27, 2008 will be reclassified into interest expense in the same period in which the hedged debt affects interest expense. The Company expects the cash flow hedge to be highly effective and therefore estimates that no amounts will be reclassified into interest expense within the next 12 months. No amounts were recognized in the statement of operations resulting from a cash flow hedge for which it was not probable that the original forecasted transaction would occur. The interest rate swap agreement is scheduled to terminate in April 2012.

The valuation of the Company’s interest rate swap agreement in accordance with SFAS 157 is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the interest rate swap and the offsetting hedged transaction. The fair valuation uses the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected cash receipts (or payments). This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including forward LIBOR rates based upon Eurodollar futures rates. To comply with the provisions of SFAS 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement. Although the Company has determined that the majority of the inputs used to value its interest rate swap fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs. However, as of September 27, 2008, the Company assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its interest rate swap and determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company concluded that the valuation of its interest rate swap is classified in Level 2 of the fair value hierarchy.

Convertible Note Embedded Derivative Liability

As discussed in Note 7 above, the conversion features contained within the Company’s Notes are deemed to be an embedded derivative under SFAS 133, and accordingly are reflected at their fair value on the Company’s balance sheet. The Company is required to update the fair value as of each reporting date with any difference reflected within other income (expense). The Company estimates the fair value of the embedded derivative using a Black-Scholes model. The Black-Scholes model used to estimate the fair value of the conversion features of the Company’s Notes incorporates the following assumptions, which are deemed to be Level 2 inputs: (i) trading price of its common stock; (ii) exercise price upon maturity; (iii) risk free rate of return; and (iv) volatility of the Company’s common stock price and stock price of its peer companies. SFAS 157 also requires that the fair value measurement of a liability reflect credit valuation adjustments, including the nonperformance risk of the entity. The fair value of the conversion features of the Company’s Notes reflected the nonperformance risk of the Company when issued in April 2007. The Company has concluded that changes in the Company’s creditworthiness since issuance of the Notes would not result in a material impact to the fair value of the conversion features as of September 27, 2008. The Company estimated the fair value of the liability associated with the conversion features to be $16,189 as of September 27, 2008 and recognized ($7,946) and ($5,447) within other income (expense) during the three and nine months ended September 27, 2008, respectively. The Company estimated the fair value of the liability associated with the conversion features to be $15,971 as of September 29, 2007 and recognized $11,319 and $5,254 within other income during the three and nine months ended September 29, 2007, respectively. The decline in the estimated fair value of the Company’s derivative liability since the issuance date for the Notes was primarily a result of the decline in the Company’s common stock price.

(9) Income Taxes

The Company’s income tax benefits for the three and nine months ended September 27, 2008 were $4,979 and $23,735, respectively. The income tax benefit for the third quarter of 2008 represented an effective tax rate of 21.1% and was lower than the Company’s benefit at the U.S. Federal statutory tax rate plus a blended state tax rate, primarily due to the non-deductible expense associated with the market value adjustment and discount amortization related to its convertible notes. The Company’s income tax benefit for year-to-date 2008 represented an effective tax rate of 38.5% and approximated the Company’s benefit at the U.S. Federal statutory tax rate plus a blended state tax rate. Included in the Company’s year-to-date effective tax rate is the benefit of the transfer pricing study discussed further below, which was offset by the non-deductible expense associated with the market value adjustment and discount amortization related to the Company’s Notes and the impairment charge recorded by the Company related to its former investment in Eddie Bauer Germany. Due to the uncertainty in the Company’s ability to recognize the tax benefit associated with the $3.9 million impairment loss related to Eddie Bauer Germany, the Company provided a full valuation allowance against the corresponding deferred tax asset during the first quarter of 2008. As a result of the significance of nondeductible expenses relative to the Company’s pretax loss and also due to the seasonality of the Company’s business, the Company’s effective tax rate for the nine months ended September 27, 2008 was based upon the Company’s actual year-to-date effective tax rate as compared to the estimated effective tax rate for the full year of 2008.

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

The Company’s income tax benefits for the three and nine months ended September 29, 2007 were $4,247 and $5,944, respectively. The Company’s income tax benefit for the three and nine months ended September 29, 2007 was lower than its benefit at the U.S. Federal statutory tax rate of 35% plus a blended state tax rate primarily due to non-deductible interest accretion expense on its securitization interest liability which the Company sold in December 2007.

See Note 14 for further discussion of the Company’s proposed extension of the Ownership Limitation on its equity securities as it relates to Section 382 of the Internal Revenue Code and the Company’s ability to utilize its net operating losses.

(10) Other Income (Expense)

	Three Months Ended September 27, 2008	Three Months Ended September 29, 2007	Nine months Ended September 27, 2008	Nine months Ended September 29, 2007

Net accretion on financing receivables/payables	$—	$1,934	$—	$4,358
Gain on sale of net financing receivables	—	—	113	—
Gain on interest rate swap	—	—	—	228
Fair value adjustment of convertible note embedded derivative liability	(7,946)	11,319	(5,447)	5,254
Loss on extinguishment of debt	—	—	—	(3,284)
Interest income and other	48	160	297	763

Other income (expense)	$(7,898)	$13,413	$(5,037)	$7,319

(11) Employee Benefit Plans

Historically, Eddie Bauer, Inc. participated in certain Spiegel employee benefit plans. Upon Eddie Bauer, Inc.’s emergence from bankruptcy, the Spiegel post-retirement, defined-benefit healthcare and life insurance plans and pension plan were transferred to and assumed in total by Eddie Bauer Holdings. Accordingly, on such date, the liabilities associated with these plans, in addition to those liabilities related to the Company’s employees, were reflected in the consolidated balance sheet of the Company. In accordance with the terms of the Spiegel pension plan, no new participants have been or will be added to the pension plan subsequent to the emergence from bankruptcy. The life insurance plan is closed to new participants and provides benefits for existing participants until death. The medical benefits under the post-retirement healthcare plan continue until the earlier of death or age 65.

Adoption of SFAS 158 Measurement Provisions

During the first quarter of fiscal 2008, the Company adopted the measurement provisions of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“SFAS 158”). The measurement provisions of SFAS 158 require a company to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year. Prior to adopting the measurement provisions of SFAS 158, the Company measured the plan assets and obligations for its post-retirement healthcare and life insurance plans and its pension plan as of the end of its third fiscal quarter.

In accordance with SFAS 158, in lieu of remeasuring the plan assets and obligations as of January 1, 2008, the Company utilized the measurements determined as of September 30, 2007. The periodic benefit cost for the period of October 1, 2007 through the end of Company’s current fiscal year (e.g. January 3, 2009) has been allocated between the portion to be recognized as an adjustment to retained earnings (equal to three-fifteenths of net periodic expense/benefit) upon adoption of the measurement provisions and the portion to be reflected in the Company’s statement of operations during fiscal 2008 (equal to twelve-fifteenths of net periodic expense/benefit). As a result, the Company recognized a pre-tax reduction to retained earnings of $148 ($91 net of tax) related to its post-retirement healthcare and life insurance plans and a pre-tax increase to retained earnings of $245 ($150 net of tax) related to its pension plan as of January 1, 2008.

Post-retirement Healthcare and Life Insurance Plans

The components of the Company’s net periodic benefit cost related to its post-retirement healthcare and life insurance plans were as follows:

	Three Months ended September 27, 2008	Three Months ended September 29, 2007	Nine months ended September 27, 2008	Nine months ended September 29, 2007

Net benefit cost:
Service cost	$73	$62	$217	$186
Interest cost	124	121	373	363
Amortization of prior service cost	(18)	(18)	(53)	(54)
Amortization of net actuarial gain	(31)	(20)	(93)	(60)

Total expense	$148	$145	$444	$435

Contributions to the post-retirement benefit plans totaled $106 and $486 for the three and nine months ended September 27, 2008, respectively. Contributions to the post-retirement benefit plans totaled $68 and $270 for the three and nine months ended September 29, 2007, respectively. In fiscal 2008, total contributions to the post-retirement benefit plans are expected to be $572.

Pension Plan

The components of the Company’s net periodic benefit related to the former Spiegel pension plan were as follows:

	Three Months ended September 27, 2008	Three Months ended September 29, 2007	Nine months ended September 27, 2008	Nine months ended September 29, 2007
Net benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	685	712	2,055	2,136
Expected return on assets	(929)	(902)	(2,785)	(2,706)
Amortization of net actuarial gain	(2)	—	(6)	—

Total benefit	$(246)	$(190)	$(736)	$(570)

The Company made no contributions to the pension plan during the three or nine months ended September 27, 2008. The Company made contributions to the pension plan during the three and nine months ended September 29, 2007 of $0 and $691, respectively. In fiscal 2008, the Company expects to make no contributions to the pension plan.

(12) Stock Based Compensation

The impact of stock options, stock-only stock appreciation rights (“SOSARs”) and restricted stock units (“RSUs”) on net income (loss) was as follows:

	Three Months ended September 27, 2008	Three Months ended September 29, 2007	Nine months ended September 27, 2008	Nine months ended September 29, 2007

Stock option/SOSAR compensation expense	$761	$537	$2,067	$1,746
RSU compensation expense	394	1,160	2,307	6,034

Total pre-tax equity based compensation expense	1,155	1,697	4,374	7,780
Tax impact	(446)	(662)	(1,690)	(3,034)

Total after-tax equity based compensation expense	$709	$1,035	$2,684	$4,746

During the first quarter of fiscal 2008, the Company granted inducement awards for newly hired employees of 25,500 stock options with exercise prices ranging from $5.64 per share to $6.69 per share, which vest ratably annually over four years, and 12,018 RSUs, which cliff vest after four years. Under the 2007 Amendment and Restatement of Eddie Bauer Holdings, Inc. 2005 Stock Incentive Plan (the “Stock Incentive Plan”), during the first quarter of 2008 the Company granted 529,481 SOSARs with a per share price of $4.30 to eligible corporate employees. The SOSARs give the grantee the right to receive, in shares of the Company’s common stock, the difference between (x) the closing price of the Company’s stock on the date of grant multiplied by a specified number of SOSARs and (y) the closing price of the Company’s stock on the date of exercise, multiplied by the same specified number of SOSARs. The grantee will receive a number of shares of the Company’s common stock equal to the difference between the two amounts [(x) and (y) above], divided by the closing price of the stock on the date of exercise. The SOSARs granted vest ratably annually over four years. Also during the first quarter of 2008, the Company granted under the Stock Incentive Plan RSUs totaling 277,520 shares, which cliff vest after four years, to eligible corporate employees.

During the second quarter of fiscal 2008, the Company granted 25,000 SOSARs to the Company’s CEO with an exercise price of $3.91, which vest ratably annually over four years, and 25,000 RSUs which cliff vest after four years. Additionally, the Company granted each non-employee director 25,575 RSUs, for a total grant of 230,175 RSUs, which vest one-third on May 2, 2009, one-third on May 2, 2010 and one-third on May 2, 2011.

During the third quarter of fiscal 2008, the Company granted inducement awards for newly hired employees of 36,375 stock options with exercise prices ranging from $5.57 per share to $6.73 per share, which vest ratably annually over four years, and 22,125 RSUs, which cliff vest after four years.

Prior to 2008, the Company’s volatility assumptions used in determining the fair values of its stock options were based upon historical and implied volatility for other companies in the retail industry due to the Company’s limited stock price history. Effective with 2008, the Company’s volatility assumptions include both (i) the Company’s one-year historical volatility and (ii) six—year historical volatility levels and implied volatility for peer companies in the retail industry. The change in volatility assumptions to include the Company’s historical volatility did not have a material impact on the fair values of the Company’s stock options and SOSARs granted during 2008.

Unrecognized compensation costs related to stock options/SOSARs and RSUs totaled approximately $3,899 and $3,264, respectively, as of September 27, 2008, which are expected to be recognized over weighted average periods of 2.5 and 2.9 years, respectively. No cash was received from stock option or SOSAR exercises during the nine months ended September 27, 2008.

(13) Commitments, Guarantees and Contingencies

Litigation

In June 2006, a class action suit captioned Tara Hill v. Eddie Bauer, Inc., was filed in Los Angeles Superior Court, State of California. The suit alleged that the Company violated the California Labor Code and Business and Professions Code relating to the adequacy of wage statements, reimbursements for business expenses, meal and rest periods and other claims, on behalf of a class comprised of all employees in the Company’s California stores. The Company reached a settlement with the plaintiff in April 2007, and has provided notice to class members regarding the potential settlement. A hearing on final court approval of the settlement occurred on July 10, 2008, at which the plaintiff in the Scherer v. Eddie Bauer, Inc. suit referenced below objected to the settlement on various grounds. The court took the parties’ positions under advisement but has not yet issued a ruling. In connection with the proposed settlement, the Company accrued $1.6 million in the first quarter of 2007 to cover settlement payments and attorneys’ fees. The settlement payments are proposed to be made partly in cash and partly in Company gift cards.

In September 2007, a purported class action suit related to the Hill suit and captioned Kristal Scherer, on behalf of herself, all others similarly situated v. Eddie Bauer, Inc. and Does 1 to 100 was filed in Superior Court of California, County of San Diego, alleging violations of the California Labor Code and Business and Professions Code relating to the payment of incentive bonuses and the Company’s policy on forfeiture of personal days. The case has been removed to U.S. District Court, Southern District of California. In December 2007, the Company filed a partial motion to dismiss certain counts of plaintiff’s complaint for failure to state a claim. That motion was denied in June 2008. The complaint was amended in January 2008 to add an additional named plaintiff. The Company filed an answer in July 2008 denying the claims made. The parties have agreed to postpone discovery pending issuance of a ruling on the settlement in the Hill suit referenced above.

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

(14) Subsequent Event

On October 8, 2008, the Company filed a definitive proxy statement on Schedule 14A pursuant to which the Company called a special meeting of stockholders on November 5, 2008, to consider approval of an amendment to the Company’s Certificate of

Incorporation to extend from January 4, 2009 to January 1, 2012 the current limitation on direct or indirect ownership of the Company’s equity securities contained in the Company’s Certificate of Incorporation (the “Ownership Limitation”). The Ownership Limitation was established upon the Company’s emergence from bankruptcy to provide the Company’s board of directors with the ability to prevent the occurrence of an ownership change under Section 382 of the Internal Revenue Code, as amended. An ownership change as defined by Section 382 may significantly limit a corporation’s ability to use its pre-change net operating loss carryovers (“NOLs”) and other pre-change tax attributes to offset its post-change income.

As discussed in Note 7, the Company amended the Indenture for its Notes after receipt of requisite consents from the holders of a majority in value of the outstanding Notes to allow for the extension to the Ownership Limitation. The Company does not anticipate a significant change in the valuation allowance currently recorded against these NOLs when such extension of the Ownership Limitation occurs. See Note 7 above for further discussion of the Company’s Notes.

At the November 5, 2008 meeting of stockholders, the stockholders approved the amendment to the Company’s Certificate of Incorporation.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Management’s Discussion and Analysis contains certain forward-looking statements, which reflect our current view with respect to future events and financial performance. Any such forward-looking statements are subject to risks and uncertainties that could cause our actual results of operations to differ materially from historical results or current expectations. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto in this quarterly report on Form 10-Q and the audited financial statements, together with the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 filed with the SEC on March 13, 2008 and with our Quarterly Reports on Form 10-Q for the three months ended March 29, 2008 filed with the SEC on May 8, 2008 and three months ended June 28, 2008 filed with the SEC on August 7, 2008.

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

As of September 27, 2008, we operated 372 stores in the U.S. and Canada, consisting of 254 retail stores and 118 outlet stores. During the first three quarters of 2008, we had 20.9 million visits to our websites and circulation of approximately 46.1 million catalogs.

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

Our five key initiatives are:

•	clarify the brand position and rebuild brand identity;

•	upgrade the quality of the merchandise and align the assortment strategy to the new brand position;

•	revamp the creative marketing function and fully exploit our marketing advantage as a direct multi-channel retailer;

•	cut costs to become more competitive and profitable; and

•	realign the organization and build talent to accomplish our goals.

In the third quarter of 2008, we have:

•

reduced SG&A expense by $18.3 million. Year-to-date we have reduced SG&A expense by $39.0 million, which included the benefit of $16.4 million of non-recurring expenses incurred during the first quarter of 2007; and

•	filled key roles in design, merchandising, sourcing and supply chain and moved product development reporting responsibility to our sourcing group.

Economic Impacts

The world economy slowed considerably during the third quarter of 2008 as problems in global financial markets became more widespread and consumers cut back on retail spending amid fears of a global recession. Our sales growth slowed in the latter part of the third quarter of 2008, driven in part by this reduced spending, and the challenging economic climate continues to negatively affect our fourth quarter sales and margin rates. Our operations are highly seasonal, with a disproportionate amount of net merchandise sales occurring in the fourth fiscal quarter. At this time, we cannot predict whether the current overall economic climate will result in a continued slowing of sales growth or have a negative impact on our gross margins. Given the current economic conditions, our comparable store sales results and results of operations during the fourth quarter of 2008 have been negatively affected, and into fiscal 2009 are likely to be negatively affected by continued reduced consumer spending, increased promotional activity in response to competitive pressures and the short-term volatility of foreign exchange rates, particularly in Canada.

Real Estate

The table below represents our retail and outlet store activity during the first three quarters of fiscal 2008 and 2007:

	Three Months Ended September 27, 2008	Three Months Ended September 29, 2007	Nine months Ended September 27, 2008	Nine months Ended September 29, 2007
Number of retail stores:
Open at beginning of period	252	257	271	279
Opened during the period	2	3	7	10
Closed during the period	—	—	24	29
Open at the end of the period	254	260	254	260

Number of outlet stores:
Open at beginning of period	119	120	120	115
Opened during the period	1	1	3	7
Closed during the period	2	—	5	1
Open at the end of the period	118	121	118	121

We currently anticipate opening one additional retail and three additional outlet stores during the remainder of the year, for total retail and outlet store openings in fiscal 2008 of eight and six, respectively. We anticipate no additional store closings for the remainder of the year; however we may close underperforming stores as leases expire or if the opportunity to exit becomes available.

Third Quarter 2008 Overview

	Three Months Ended September 27, 2008	Three Months Ended September 29, 2007	Nine months Ended September 27, 2008	Nine months Ended September 29, 2007
	($ in thousands)
	(Unaudited)
Net merchandise sales	$196,132	$198,842	$615,327	$611,743
Total revenues	207,289	210,952	653,539	651,923
Gross margin	59,174	59,370	197,572	193,284
Gross margin %	30.2%	29.9%	32.1%	31.6%
SG&A	79,723	98,018	270,350	309,358
Operating income (loss)	(9,392)	(26,538)	(34,566)	(75,894)
Net loss	(18,630)	(16,440)	(37,999)	(83,469)

Net merchandise sales for the third quarter decreased 1.4%; however, year-to-date net merchandise sales increased 0.6%. The decrease during the third quarter was driven by a decrease in total retail and outlet store sales of 2.3%, which was partially offset by a 1.4% increase in our direct sales. Total comparable store sales (retail and outlet) for the third quarter decreased 1.1%, which included a decrease in retail comparable store sales of 2.3% and an increase in outlet comparable store sales of 0.6%. Net merchandise sales increased 0.6% for the first three quarters of 2008, which included a 0.9% increase in total retail and outlet store sales and a 0.2% decrease in direct sales. Total comparable store sales (retail and outlet) for the first three quarters increased 2.8%, which included increases of 4.1% and 0.8% in retail and outlet comparable store sales, respectively.

Our gross margin dollars during the third quarter remained relatively flat with the prior year quarter; however, our gross margin percentage improved due to lower occupancy costs as a percentage of our net merchandise sales, which were partially offset by higher buying-related costs as a percentage of our net merchandise sales in the current year quarter versus the prior year quarter. The higher buying-related costs were driven by lower amounts of salaries and benefits-related buying expenses capitalized into inventory in the current year quarter. Our gross margin dollars and gross margin percentage for the first three quarters of 2008 improved from the prior year period due to lower occupancy costs, which were partially offset by higher merchandising costs and lower merchandise margins.

SG&A expenses declined $18.3 million during the third quarter versus the prior year quarter primarily as a result of a decrease in marketing, advertising and catalog production costs, fewer outsourced professional services, and lower personnel expenses resulting from the workforce reduction initiative we instituted during the first quarter of this year. SG&A expenses declined $39.0 million during the first three quarters of 2008 versus the prior year due to $16.4 million of non-recurring expenses we incurred during the first quarter of 2007 related to a terminated merger agreement, resignation of our former CEO and an estimated litigation settlement, and the reductions noted above in SG&A expenses during the third quarter of 2008. Additionally, depreciation expenses in the current year were lower than the prior year period primarily due to fresh start adjustments we recorded upon our emergence from bankruptcy which became fully amortized in mid-2007.

Net loss for the third quarter was $18.6 million, an increase of $2.2 million from a net loss of $16.4 million in the prior year third quarter. Despite a $17.1 million improvement in our operating income, our net loss increased due to $7.9 million of other expense recognized in the current year quarter related to the fair value adjustment of our derivative liability associated with our Notes versus other income of $11.3 million related to the fair value adjustment that was recognized in the third quarter of 2007. Net loss for the first three quarters of 2008 was a loss of $38.0 million, reflecting a $45.5 million improvement from the prior year-to-date period net loss of $83.5 million. This improvement resulted from the $41.3 million increase in our year-to-date operating income and a $17.8 million higher income tax benefit. Partially offsetting these improvements to our net loss was $5.4 million of expense related to the fair value adjustment of our Notes’ derivative liability in the current year-to-date period versus other income of $5.3 million in the prior year-to-date period.

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 27, 2008 and September 29, 2007.

Three and Nine Months Ended September 27, 2008 compared to Three and Nine Months Ended September 29, 2007

Revenues

	Three Months Ended September 27, 2008	Three Months Ended September 29, 2007	Change	Nine Months Ended September 27, 2008	Nine Months Ended September 29, 2007	Change
	($ in thousands)
	(Unaudited)
Retail & outlet store sales:
Comparable store sales	$129,348	$130,781	$(1,433)	$379,791	$369,466	$10,325
Non-comparable store sales	16,668	18,627	(1,959)	61,457	67,738	(6,281)
Total retail and outlet store sales	146,016	149,408	(3,392)	441,248	437,204	4,044
Direct sales	50,116	49,432	684	174,079	174,502	(423)
Other merchandise sales	—	2	(2)	—	37	(37)
Net merchandise sales	196,132	198,842	(2,710)	615,327	611,743	3,584
Shipping revenues	6,786	7,333	(547)	24,422	24,921	(499)
Licensing revenues	3,524	3,437	87	10,327	10,424	(97)
Foreign royalty revenues	777	1,252	(475)	3,220	4,340	(1,120)
Other revenues	70	88	(18)	243	495	(252)
Total revenues	$207,289	$210,952	$(3,663)	$653,539	$651,923	$1,616
Percentage increase (decrease) in comparable store sales	(1.1%)	3.4%	n/a	2.8%	4.2%	n/a

Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007

Net merchandise sales decreased $2.7 million, or 1.4%, in the third quarter of 2008 versus the prior year quarter, which included a decrease of $3.4 million, or 2.3%, in our retail and outlet store sales, which was partially offset by an increase of $0.7 million, or 1.4%, in our catalog and internet sales. Net merchandise sales in our retail and outlet stores decreased due to our decision not to repeat certain third quarter 2007 advertising and promotional programs, as well as lower net sales in the latter part of the third quarter driven by the general downturn in the economy. The effect of the economic downturn has continued into the fourth quarter of 2008 and we expect it to continue to affect sales into 2009. The increase in our direct channel net merchandise sales was primarily due to lower, but more productive catalog circulation, which was offset by certain financial adjustments that had a higher impact on net sales in the current year quarter, including our sales return accrual and deferred revenues.

Total comparable store sales, which includes sales from both our retail and outlet stores, during the third quarter of 2008 decreased 1.1%, or $1.4 million. Comparable store sales in our retail stores decreased 2.3%, while comparable store sales in our outlet stores increased 0.6%. Non-comparable store sales, which includes sales associated with new, closed, non-comparable remodeled stores and certain financial adjustments, decreased $2.0 million, or 10.5%. The decrease in non-comparable store sales was driven by lower net sales from non-comparable remodeled retail stores during the current year quarter, which was partially offset by the net sales from new retail and outlet stores opened during the third quarter. Total comparable store sales in the third quarter of 2007 increased 3.4%, which included an increase in retail comparable store sales of 8.0% and a decrease in outlet comparable store sales of 2.8%. The Company anticipates that consumer spending will continue to be lower in the fourth quarter of 2008 and into 2009, which will negatively affect comparable store sales results for those periods.

While licensing revenues increased slightly in the third quarter of 2008, licensing revenues may be negatively impacted in the fourth quarter, as one of the Company’s licensees elected to liquidate during the third quarter of 2008, a second licensee filed for bankruptcy protection following the end of the third quarter and certain of the Company’s licensees have forecasted lower revenues in the fourth quarter. The decrease in our foreign royalty revenues during the third quarter of 2008 versus the prior year quarter is due to an initial reduction in royalty rates under a new license agreement with our former joint venture in Eddie Bauer Germany. In June 2008, we and the other joint venture partners in our Eddie Bauer Germany joint venture transferred our interests in the joint venture, effective March 1, 2008, to a third party in return for a release of liabilities. As part of the transfer of the joint venture interest, we transferred our royalty receivables to the third party and terminated the prior license agreement with Eddie Bauer Germany and entered into a new licensing arrangement to license the use of our tradename and trademarks to Eddie Bauer Germany for a five-year period in exchange for specified royalties. During 2007, we recognized $1.9 million of royalty revenues from Eddie Bauer Germany. As a result of the termination of the prior licensing agreement and the execution of a new agreement with a reduced royalty rate for the first two years, our results of operations during fiscal 2008 and into 2009 will reflect a decrease in foreign royalty revenues.

Nine Months Ended September 27, 2008 Compared to Nine Months Ended September 29, 2007

Net merchandise sales increased $3.6 million, or 0.6%, in the first three quarters of 2008 versus the prior year period, which included an increase of $4.0 million, or 0.9%, in our retail and outlet store sales and a decrease of $0.4 million, or 0.2%, in our catalog and internet sales. Total comparable store sales during the first three quarters of 2008 increased 2.8%, or $10.3 million. Comparable store sales in our retail and outlet stores for the first three quarters of 2008 increased 4.1% and 0.8%, respectively. Non-comparable store sales decreased $6.3 million, or 9.3%. The decrease in non-comparable store sales was driven by lower net sales from non-comparable remodeled retail stores during the current year and a larger impact of sales reductions resulting from financial adjustments in the current year, which primarily includes merchandise purchased through our direct channel that is returned to our stores, adjustments for the accrual we make for returned goods, and the impact of our customer loyalty program. These decreases to our non-comparable sales were partially offset by an increase in the sales associated with new retail and outlet stores opened in the current year. Total comparable store sales for the first three quarters of 2007 increased 4.2%, which included an increase in retail comparable store sales of 9.0% and a decrease in outlet comparable store sales of 2.6%.

Cost of Goods Sold, Including Buying and Occupancy and Gross Margin and Gross Margin Percentage

	Three Months Ended September 27,	Three Months Ended September 29,		Nine Months Ended September 27,	Nine Months Ended September 29,
	2008	2007	Change	2008	2007	Change
	($ in thousands)
	(Unaudited)
Net merchandise sales	$196,132	$198,842	$(2,710)	$615,327	$611,743	$3,584
Cost of sales, including buying and occupancy	$136,958	$139,472	$(2,514)	$417,755	$418,459	$(704)
Gross margin	$59,174	$59,370	$(196)	$197,572	$193,284	$4,288
Gross margin %	30.2%	29.9%	0.3%	32.1%	31.6%	0.5%

Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007

Our gross margin for the third quarter of 2008 was $59.2 million, a decrease of $0.2 million, or 0.3%, from our third quarter of 2007 gross margin of $59.4 million, which reflected the $2.7 million decrease in our net merchandise sales and $2.5 million decrease in our costs of sales during the current year quarter versus the prior year quarter. The $2.5 million decrease in our costs of sales was primarily due to a $2.2 million decrease in our occupancy costs, which reflected decreases of $1.5 million and $0.6 million in building rents and taxes/utilities, respectively, due to lower rent expense and common area maintenance charges in our corporate facilities allocated to costs of sales and lower rent expense from our retail stores, which was partially offset by an increase in rent expense in our outlet stores. Gross margins for the remainder of fiscal 2008 and into 2009 will be negatively impacted by continued reduced consumer spending, which drives additional promotional activity to entice consumers to shop, and increased promotional pressure from our competitors.

Our gross margin percentage increased to 30.2% in the third quarter of 2008, up from 29.9% in the third quarter of 2007. The 0.3 percentage point improvement in our gross margin percentage was due to a 0.8 percentage point improvement from the lower occupancy costs mentioned above, which was partially offset by a 0.5 percentage point decrease in gross margin percentage from higher purchasing costs as a percentage of our net merchandise sales in the current year quarter versus the prior year quarter. The higher purchasing costs were driven by lower inventory levels, which reduced the amount of salaries and benefits-related expenses capitalized into inventory in the current year quarter versus the prior year third quarter.

Nine Months Ended September 27, 2008 Compared to Nine Months Ended September 29, 2007

Our gross margin for the first three quarters of 2008 was $197.6 million, an increase of $4.3 million, or 2.2%, from our gross margin of $193.3 million during the first three quarters of 2007, which reflected the $3.6 million increase in our net merchandise sales and $0.7 million decrease in our costs of sales during the current year versus the prior year.

The $0.7 million decrease in our year-to-date costs of sales included:

•

a decrease of $6.1 million in our occupancy costs driven by a $2.6 million decrease in amortization expense of our leasehold improvements recorded with our fresh start accounting upon emergence from bankruptcy and decreases of $1.4 million and $1.2 million in building rent expense and taxes/utilities, respectively, as discussed further above.

•	a $5.4 million increase in our merchandise costs due to higher sales volumes, which were slightly offset by a lower cost per unit.

Our gross margin percentage increased to 32.1% in the first three quarters of 2008, up from 31.6% in the first three quarters of 2007. The 0.5 percentage point increase in our gross margin percentage was due to a 1.1 percentage point improvement from the lower occupancy costs mentioned above, which was partially offset by a 0.6 percentage point decline in our merchandise margins. Despite slightly improved merchandise margins during the third quarter, our year-to-date decline in merchandise margins reflected the higher markdowns we recorded during the first quarter of 2008 to liquidate prior year holiday products.

Our warehousing and distribution expenses (excluding occupancy costs related to our warehouses) and shipping costs are included in selling, general and administrative expenses. As a result, our gross margin and gross margin percentages may not be comparable to those of other retailers. Our warehousing and distribution expenses reflected in selling, general and administrative expenses for the three and nine months ended September 27, 2008 were $5.5 million and $20.4 million, respectively. Our warehousing and distribution expenses reflected in selling, general and administrative expenses for the three and nine months ended September 29, 2007 were $6.4 million and $21.5 million, respectively. Our shipping costs reflected in selling, general and administrative expenses for the three and nine months ended September 27, 2008 were $5.4 million and $18.0 million, respectively. Our shipping costs reflected in selling, general and administrative expenses for the three and nine months ended September 29, 2007 were $4.4 million and $16.1 million, respectively.

Selling, general and administrative expenses

	Three Months Ended September 27,	Three Months Ended September 29,		Nine Months Ended September 27,	Nine Months Ended September 29,
	2008	2007	Change	2008	2007	Change
	($ in thousands)
	(Unaudited)
Selling, general and administrative expenses (SG&A)	$79,723	$98,018	$(18,295)	$270,350	$309,358	$(39,008)
SG&A as a % of net merchandise sales	40.6%	49.3%	(8.7)%	43.9%	50.6%	(6.7)%

Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007

SG&A expenses for the third quarter of 2008 were $79.7 million, a decrease of $18.3 million, or 18.7% from the prior year quarter. SG&A expenses as a percentage of net merchandise sales for the third quarter of 2008 were 40.6%, down from 49.3% in the prior year quarter. The decline in SG&A expenses in the third quarter of 2008 included:

•

a $6.3 million reduction in marketing, advertising and promotion costs through the elimination of unproductive advertising, primarily related to lower catalog circulation to less productive acquired addresses and reductions in store marketing costs, internet advertising and brand marketing expenses. Although in certain cases, the reduction in advertising contributed to lower net sales, demand per million pages circulated increased and the decline in advertising spending more than offset the estimated net sales reductions.

•

a $4.2 million decrease in professional services and legal expenses, driven by a reduction in outsourcing of executive, legal, tax, accounting and investor relations functions; lower expenses associated with Sarbanes-Oxley compliance; the non-recurrence of executive recruitment expenses incurred during the third quarter of 2007; and the non-recurrence of consulting expenses for cost reduction initiatives incurred during the third quarter of 2007;

•	a $2.8 million reduction in salaries and benefits due primarily to reduced headcount resulting from the reduction in workforce we instituted during the first quarter of 2008;

•	a $0.9 million decrease in warehousing and distribution expenses primarily driven by reduced personnel and occupancy expenses in our distribution centers;

•	the non-recurrence of $0.9 million in expenses related to the move of our corporate headquarters facilities during the third quarter of 2007;

•	a $0.8 million decrease in incentive-related expenses, which included both reductions in store-related sales incentives and corporate annual bonus plan incentive accruals;

•	a $0.5 million decrease in corporate headquarters rent expense allocated to SG&A;

•	a $0.5 million reduction in stock-based compensation expenses; and

•	a $0.5 million increase in SG&A expenses capitalized into inventory at the end of the third quarter of 2008 versus the prior year quarter.

These decreases in SG&A expenses during the third quarter of 2008 versus the prior year quarter were partially offset by a $1.0 million increase in shipping costs driven by higher shipping rates due to higher fuel costs. At this time, we anticipate that we will realize our key initiative of a $25-30 million reduction in SG&A expenses in fiscal 2008, excluding non-recurring expenses and the impact of the 53rd week of fiscal 2008.

Nine Months Ended September 27, 2008 Compared to Nine Months Ended September 29, 2007

SG&A expenses for the first three quarters of 2008 were $270.4 million, a decrease of $39.0 million, or 12.6% from the prior year period. SG&A expenses as a percentage of net merchandise sales for the first three quarters of 2008 were 43.9%, down from 50.6% in the prior year period, which included the impact of the non-recurring expenses we incurred during the first quarter of 2007 and cost reduction initiatives we’ve implemented during 2008. Approximately $25.7 million of the decrease in SG&A expenses for the first three quarters of 2008 versus the prior year period resulted from:

•	a $10.0 million decrease in professional services and legal expenses discussed above;

•	a $9.6 million reduction in marketing, advertising and promotion costs discussed above;

•

a $2.4 million decrease in depreciation and amortization expense primarily related to the fresh start adjustments on leasehold improvements that we recorded upon our emergence from bankruptcy which became fully amortized during mid-2007;

•

a $2.3 million decrease in salaries and benefits expenses including the impact of the reduction in workforce noted above, which was partially offset by an increase in salaries and benefits in our store-related personnel due to higher sales volumes;

•	a $1.1 million decrease in program costs related to our customer loyalty program; and

•	a $1.0 million decrease in warehousing and distribution expenses during the third quarter as discussed above.

SG&A expenses for the first quarter of 2007 included $16.4 million of non-recurring expenses including (i) the $5 million termination fee we were required to pay as a result of our stockholders not approving a proposed merger agreement; (ii) $8.4 million of expense, including $3.2 million of accelerated stock-based compensation expense, related to the resignation of our former CEO; (iii) $1.4 million of legal and other costs related to our terminated merger agreement; and (iv) a $1.6 million charge related to an estimated settlement of litigation. SG&A expenses for the first three quarters of 2008 included $2.5 million in severance charges associated with a workforce reduction and a $0.6 million write-off of the receivable from Eddie Bauer Germany associated with our terminated joint venture.

The decreases in SG&A for the first three quarters of 2008 versus the prior year were partially offset by:

•	a $2.1 million decrease in SG&A capitalized into inventory; and

•	a $1.9 million increase in shipping expenses driven by higher shipping rates due to higher fuel costs.

Equity in losses of foreign joint ventures

	Three Months Ended September 27, 2008	Three Months Ended September 29, 2007	Change	Nine Months Ended September 27, 2008	Nine Months Ended September 29, 2007	Change
	($ in thousands)
	(Unaudited)
Equity in losses of foreign joint ventures	$(735)	$(973)	$238	$(5,524)	$(1,127)	$(4,397)

Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007

Losses of foreign joint ventures for the third quarter of 2008 included losses from Eddie Bauer Japan, in which we are a 30% joint venture partner, of $0.7 million, which included approximately $0.6 million of losses related to Eddie Bauer Japan’s decision during the third quarter to close three of their retail stores. As discussed further below, effective March 1, 2008, we completed the transfer of our ownership interest in Eddie Bauer Germany and therefore, our equity losses of foreign joint ventures during the third quarter of 2008 did not include any results of Eddie Bauer Germany. Losses of foreign joint ventures for the third quarter of 2007 of $1.0 million included losses of $0.4 million and $0.6 million related to Eddie Bauer Japan and Eddie Bauer Germany, respectively. We expect that losses as a result of lower net sales and higher markdowns caused by a general downturn in the Japanese economy will continue through the remainder of 2008 and into 2009.

Nine Months Ended September 27, 2008 Compared to Nine Months Ended September 29, 2007

Losses of foreign joint ventures for the first three quarters of 2008 of $5.5 million included losses of $4.1 million and $1.4 million from Eddie Bauer Germany and Eddie Bauer Japan, respectively. In February 2008, the Company received a required one-year notice from its joint venture partners in Eddie Bauer Germany of their decision to terminate the joint venture arrangement, and as a result, the joint venture, together with a companion license arrangement, would have terminated in February 2009. In June 2008, we and the other joint venture partners completed the transfer, effective March 1, 2008, of our interests in the joint venture to a third party in return for a release of past and future liabilities. As a result of the above mentioned termination notice, we performed an impairment review of our investment in Eddie Bauer Germany during the first quarter of 2008 and determined that an other-than-temporary impairment existed. Accordingly, we recognized an impairment charge of $3.9 million during the first quarter of 2008, which reduced our investment in Eddie Bauer Germany to zero and also reflected our legal obligation to fund our proportionate share of Eddie Bauer Germany’s losses for its fiscal year ending February 29, 2008. Losses of foreign joint ventures for the first three quarters of 2007 of $1.1 million included losses of $1.0 million and $0.1 million related to Eddie Bauer Germany and Eddie Bauer Japan, respectively. The increase in year-to-date losses of Eddie Bauer Japan during the current year reflected lower net sales in Eddie Bauer Japan’s retail stores and catalog sales, lower gross margins due to higher markdowns, and the store closure costs mentioned above.

Interest expense

	Three Months Ended September 27, 2008	Three Months Ended September 29, 2007	Change	Nine Months Ended September 27, 2008	Nine Months Ended September 29, 2007	Change
	($ in thousands)
	(Unaudited)
Interest expense	$5,584	$6,589	$(1,005)	$16,607	$19,711	$(3,104)

Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007

Interest expense during the third quarter of 2008 decreased $1.0 million from the prior year quarter primarily as a result of a $1.3 million decrease in interest expense associated with our senior term loan. The decrease in interest expense associated with our senior term loan was driven primarily by a lower average interest rate during the current year quarter versus the prior year quarter, and to a lesser extent from a lower average balance outstanding due to principal payments made (including both voluntary prepayments and payments resulting from asset sales) during the fourth quarter of 2007 and first two quarters of 2008. This decrease in interest expense was partially offset by a $0.3 million decrease in interest capitalized during the current year quarter due to both a lower average construction-in-progress balance and lower average interest rate during the current year quarter.

Nine Months Ended September 27, 2008 Compared to Nine Months Ended September 29, 2007

Interest expense during the first three quarters of 2008 decreased $3.1 million as compared to the prior year primarily as a result of a $5.6 million decrease in interest expense associated with our senior term loan due to lower average interest rates and also due to a lower average balance outstanding resulting from the refinancing in April 2007 and prepayments made during the fourth quarter of 2007 and first two quarters of 2008. This decrease was partially offset by an increase of $1.7 million of interest expense, including the discount amortization, related to the $75 million of convertible notes we issued in April 2007 and a $0.8 million decrease in interest capitalized.

Other income (expense)

	Three Months Ended September 27, 2008	Three Months Ended September 29, 2007	Change	Nine Months Ended September 27, 2008	Nine Months Ended September 29, 2007	Change
	($ in thousands)
	(Unaudited)
Net accretion on financing receivables/payables	$—	$1,934	$(1,934)	$—	$4,358	$(4,358)
Gain on sale of net financing receivables	—	—	—	113	—	113
Gain on interest rate swap	—	—	—	—	228	(228)
Fair value adjustment of convertible note embedded derivative liability	(7,946)	11,319	(19,265)	(5,447)	5,254	(10,701)
Loss on extinguishment of debt	—	—	—	—	(3,284)	3,284
Interest income and other	48	160	(112)	297	763	(466)

Other income (expense)	$(7,898)	$13,413	$(21,311)	$(5,037)	$7,319	$(12,356)

Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007

Other expense of $7.9 million for the third quarter of 2008 primarily included the $7.9 million fair value adjustment on the embedded derivative liability associated with our Notes. We recognized other expense during the third quarter of 2008 due to the increase in estimated fair value of the conversion features associated with our Notes, which was largely driven by the increase in our common stock price at the end of the third quarter of 2008 versus the end of the second quarter of 2008. Other income of $13.4 million for the third quarter of 2007 included $11.3 million of income associated with the adjustment to market value we recorded on the embedded derivative liability associated with our Notes and $1.9 million of net accretion income from the receivables and liabilities associated with our securitization interests (which were subsequently sold in December 2007). We recognized $11.3 million of income related to the conversion features of our Notes due to the decrease in estimated fair value of our conversion features driven by the decline in our common stock price at the end of the third quarter of 2007 versus the end of the second quarter of 2007. Effective with the first quarter of 2009, we will no longer be required to make fair value adjustments as the conversion features of the Notes will no longer be considered an embedded derivative liability.

Nine Months Ended September 27, 2008 Compared to Nine Months Ended September 29, 2007

Other expense of $5.0 million for the first three quarters of 2008 included $5.4 million of expense associated with the fair value adjustments on the embedded derivative liability associated with our Notes, $0.3 million of interest income and the $0.1 million additional gain we recorded on the sale of our net financing receivables. Other income of $7.3 million for the first three quarters of 2007 included $5.3 million of income associated with fair value adjustments we recorded on the embedded derivative liability associated with our Notes, $4.4 million of net accretion income from the receivables and liabilities associated with our securitization interests (which were subsequently sold in December 2007), $0.7 million of interest income, and $0.2 million of income associated with our interest rate swap agreement, which we terminated in April 2007. Partially offsetting this income was the $3.3 million loss on debt extinguishment related to the refinancing of our senior term loan in April 2007.

Income tax benefit

	Three Months Ended September 27, 2008	Three Months Ended September 29, 2007	Change	Nine Months Ended September 27, 2008	Nine Months Ended September 29, 2007	Change
	($ in thousands)
	(Unaudited)
Income tax benefit	$(4,979)	$(4,247)	$(732)	$(23,735)	$(5,944)	$(17,791)
Effective tax rate	21.1%	20.5%		38.5%	6.7%

Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007

Our income tax benefit for the third quarter of 2008 was $5.0 million, representing an effective tax rate of 21.1%, compared to an income tax benefit of $4.2 million for the third quarter of 2007. Our income tax benefit for the third quarter of 2008 was lower than our benefit at the U.S. Federal statutory tax rate plus a blended state tax rate primarily due to the non-deductible expense associated with the fair value adjustment and discount amortization related to our Notes. Our income tax benefit for the third quarter of 2007 was lower than our benefit at the U.S. Federal statutory tax rate plus a blended state tax rate primarily due to non-deductible interest accretion expense on our securitization interest liability which we sold in December 2007.

Nine Months Ended September 27, 2008 Compared to Nine Months Ended September 29, 2007

Our income tax benefit for the first three quarters of 2008 was $23.7 million compared to an income tax benefit of $5.9 million for the first three quarters of 2007. Our income tax benefit for year-to-date 2008 represented an effective tax rate of 38.5% and approximated our benefit at the U.S. Federal statutory tax rate plus a blended state tax rate. Included in our year-to-date effective tax rate is the benefit of the transfer pricing study discussed further below, which was offset by the non-deductible expense associated with the fair value adjustment and discount amortization related to our Notes and the impairment charge we recorded related to our former investment in Eddie Bauer Germany. Due to the uncertainty in our ability to recognize the tax benefit associated with the $3.9 million impairment loss related to Eddie Bauer Germany, we provided a full valuation allowance against the corresponding deferred tax asset during the first quarter of 2008. As a result of the significance of nondeductible expenses relative to our pretax loss and also due to the seasonality of our business, our effective tax rate for the nine months ended September 27, 2008 was based upon our actual year-to-date effective tax rate as opposed to the estimated effective tax rate for the full year of 2008.

During the second quarter of 2008, we completed a study related to the transfer pricing of costs of our two Canadian subsidiaries. As a result of this study, when completing our 2007 Canadian tax return in the second quarter of 2008, we determined that $8.2 million of taxable income for 2007 previously allocated to our Canadian subsidiaries should be included in our U.S. taxable income. The transfer of this income resulted in a tax benefit totaling $5.0 million including $2.9 million of Canadian tax benefit from the reduction in Canadian taxable income and an additional $2.1 million U.S. deferred tax benefit as these earnings were previously determined to be foreign earnings that would be repatriated to the U.S in a future period. The corresponding increase in U.S. taxable income for 2007 had no impact on our effective tax rate as it was offset by a reduction in our valuation allowance against the net operating loss carryforward.

Our income tax benefit for year-to-date 2007 represented an effective tax rate of 6.7%, which was lower than our benefit at the U.S. Federal statutory tax rate and blended state tax rate primarily due to non-deductible interest accretion expense on our securitization interest liability which we sold in December 2007.

Liquidity and Capital Resources

Cash Flow Analysis

Nine Months Ended September 27, 2008 Compared to Nine Months Ended September 29, 2007

	Nine Months Ended September 27, 2008	Nine Months Ended September 29, 2007
	($ in thousands)
	(Unaudited)
Cash flow data:
Net cash used in operating activities	$(29,811)	$(75,284)
Net cash used in investing activities	$(15,595)	$(43,270)
Net cash provided by financing activities	$21,279	$68,671

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 27, 2008 was $29.8 million compared to $75.3 million for the nine months ended September 29, 2007.

Cash generated from our operations when excluding non-cash expenses (i.e., depreciation and amortization, gains/losses and impairments of property and equipment, equity in earnings (losses) of joint ventures, stock-based compensation expenses, fair value adjustments on our embedded derivative liability, loss on extinguishment of debt and deferred income taxes) and other non-cash income totaled a negative $9.2 million for the nine months ended September 27, 2008 compared to negative $47.7 million for the nine months ended September 29, 2007. The $38.5 million improvement in cash generated from operations resulted primarily from a $41.3 million increase in our operating income for the nine months ended September 27, 2008 compared with the comparable prior year period. Changes in our working capital for the nine months ended September 27, 2008 resulted in $24.0 million of negative cash flow compared to $27.6 million in negative cash flow for the nine months ended September 29, 2007. The $24.0 million of negative cash flow during the first three quarters of 2008 primarily resulted from a $17.6 million increase in our inventory levels since the end of fiscal 2007 in preparation for our Fall and Holiday selling seasons and a $28.8 million decrease in our accrued expenses. The decrease in our accrued expenses included decreases of $8.1 million in our allowance for sales returns; $5.4 million in current taxes payable and $9.4 million in deferred revenues. These uses of working capital were partially offset by a $14.9 million increase in our accounts payable due to timing of inventory receipts as of the end of the third quarter and an $8.3 million decrease in our accounts receivable balances. Additionally, during the first three quarters of 2008 we collected $3.4 million in net sales proceeds related to receipt of the final holdback amounts received from the fourth quarter 2007 sale of our financing receivables. The $27.6 million of negative cash flow related to our working capital during the first three quarters of 2007 primarily resulted from a $46.4 million increase in our inventory levels which was partially offset by a $16.9 million increase in our deferred rent obligations due to construction allowances received for both our stores and our corporate headquarters.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 27, 2008 included $15.6 million of capital expenditures, primarily related to new stores and store remodeling costs. Net cash used in investing activities for the nine months ended September 29, 2007 totaled $43.3 million, which primarily included $43.7 million of capital expenditures related to our new corporate facilities and expenditures related to the new stores we opened during the first three quarters of 2007.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 27, 2008 totaled $21.3 million and included $26.7 million of short-term borrowings under our revolving credit facility, which were partially offset by $3.4 million of repayments under our senior term loan and a $2.0 million decrease in our bank overdraft position. Net cash provided by financing activities for the nine months ended September 29, 2007 totaled $68.7 million, which primarily included the $71.4 million of net proceeds from our $75 million convertible notes offering in April 2007 and $54.6 million of borrowings under our revolving credit facility, which were partially offset by the $53.0 million repayment of our senior term loan, including financing fees associated with the refinancing, and a $4.3 million decrease in our bank overdraft position.

Sources of Liquidity

As of November 3, 2008 we had $331.6 million in outstanding debt from three credit vehicles, including $192.8 million outstanding on our Amended and Restated Term Loan; $63.8 million outstanding on our Revolver; and $75 million in Notes. Our primary source of cash is the cash generated from our operations and borrowings under our Revolver. We expect that our cash and cash equivalents, combined with our cash flows from operations and available borrowings under our Revolver, will be sufficient to fund working capital, capital expenditures and other cash requirements during the next twelve months. If sales and operating cash flow do not increase over time, we may not have sufficient capital resources to fund our operating plan, which may result in our need to seek additional sources of liquidity through the sale of assets, the assumption of additional debt or the issuance of equity. There can be no assurance that we would be successful in borrowing additional funds at reasonable rates of interest or issuing equity at a favorable valuation, or at all.

Senior Secured Revolving Credit Facility

On June 21, 2005, Eddie Bauer, Inc. executed a loan and security agreement with Bank of America, N.A., General Electric Capital Corporation and The CIT Group/Business Credit, Inc (“the Revolver”). The Revolver is comprised of a revolving line of credit consisting of revolving loans and letters of credit up to $150 million to fund working capital needs.

Advances under the Revolver may not exceed a borrowing base equal to various percentages of Eddie Bauer, Inc.’s eligible accounts receivable balances and eligible inventory, less specified reserves. The Revolver is secured by a first lien on Eddie Bauer, Inc.’s inventory and certain accounts receivable balances and by a second lien on all of Eddie Bauer, Inc.’s other assets other than our Groveport, Ohio distribution facility. The Revolver is guaranteed by Eddie Bauer and certain of its subsidiaries. Our availability under the Revolver was $99.2 million as of September 27, 2008. As of September 27, 2008, we had $26.7 million drawn under the Revolver and had $8.5 million of letters of credit outstanding.

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

The loan agreement requires that at any time the availability under the agreement is less than 10% of the maximum revolver available, we are required to maintain a consolidated fixed charge coverage ratio (as defined therein) of at least 1.25:1.00. The agreement also limits our capital expenditures (net of landlord contributions) to $60 million in 2008, and $70 million in 2009 and 2010. Finally, there are additional covenants that restrict us from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in our capital stock; from entering into certain guarantees; from incurring debt and liens subject to limits specified within the agreement; and other customary covenants. As of September 27, 2008, our availability under the agreement was not less than 10% of the maximum revolver available.

Senior Secured Term Loan

On June 21, 2005, Eddie Bauer, Inc. entered into a $300 million senior secured term loan agreement (“Prior Term Loan”) upon its emergence from bankruptcy. On April 4, 2007, Eddie Bauer, Inc. entered into an Amended and Restated Term Loan Agreement with various lenders, Goldman Sachs Credit Partners L.P., as syndication agent, and JP Morgan Chase Bank, N.A., as administrative agent (the “Amended Term Loan”). The Amended Term Loan amends the Prior Term Loan. In connection with the Amended Term Loan, $48.8 million of the loans were prepaid, reducing the principal balance of the Prior Term Loan from $273.8 million to $225 million. We recognized a loss on extinguishment of debt of $3.3 million in April 2007, which represented the unamortized deferred financing fees of the Prior Term Loan and was reflected within other income (expense) on our statement of operations. The Amended Term Loan extends the maturity date of the Prior Term Loan to April 1, 2014, and amends certain covenants of the Prior Term Loan. As of September 27, 2008, $192.8 million was outstanding under the Amended Term Loan.

Interest under the Amended Term Loan is calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.25% in the case of base rate loans, or LIBOR plus 3.25% for Eurodollar loans. Interest requirements for both base rate loans and Eurodollar loans are reset on a monthly basis. As of September 27, 2008, the Amended Term Loan had interest rates of LIBOR ranging from 2.47% to 2.81% plus 3.25% depending upon the term of the LIBOR tranche. Interest is payable quarterly on the last day of each March, June, September and December for base rate loans, and for Eurodollar loans having an interest period of three months or less, the last day of such interest period or for Eurodollar loans having an interest period of longer than three months, each day that is three months after the first day of such interest period.

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

The financial covenants under the Amended Term Loan agreement include:

Our consolidated senior secured leverage ratio calculated on a trailing basis must be equal to or less than:

•	5.25 to 1.00 for the fiscal quarter ending September 30, 2008;

•	5.00 to 1.00 for the fiscal quarter ending December 31, 2008;

•	4.00 to 1.00 for the fiscal quarters ending March 31, 2009 and June 30, 2009;

•	3.75 to 1.00 for the fiscal quarter ending September 30, 2009;

•	3.50 to 1.00 for the fiscal quarter ending December 31, 2009; and

•	thereafter reducing on a graduated basis to 2.50 at March 31, 2012 and beyond.

In addition, our consolidated fixed charge coverage ratio (as defined therein) calculated on a trailing four fiscal quarter basis must be equal to or greater than:

•	0.90 to 1.00 for the fiscal quarters ending September 30, 2008 and December 31, 2008; and

•	thereafter increasing on a graduated basis to 1.10 to 1.00 at March 31, 2012 and beyond.

Certain of the financial covenants under the Amended Term Loan are less restrictive than the financial covenants contained within the Prior Term Loan. The Amended Term Loan also limits our capital expenditures (net of landlord contributions) to $50 million in 2008, $60 million in 2009 and $70 million in 2010 through 2014. There are additional covenants that restrict us from entering into certain merger, consolidation and sale transactions outside the normal course of business, making certain distributions or changes in our capital stock, entering into certain guarantees, incurring debt and liens subject to limits specified within the agreement and other customary covenants. As of September 27, 2008, our most recent quarterly compliance reporting date, we were in compliance with the covenants of the Amended Term Loan. In accordance with the terms of the Amended Term Loan, the financial covenants will become increasingly more restrictive beginning in the fourth quarter of 2008. Our ability to meet these covenants through 2009 and beyond may be impacted by a continued general downturn in consumer spending due to the current economic environment and the resulting impact to our net merchandise sales, gross margins and cash flows.

Convertible Notes

On April 4, 2007, we closed our offering of $75 million aggregate principal amount of 5.25% convertible senior notes. The Notes have a maturity date of April 1, 2014 and pay interest at an annual rate of 5.25% semiannually in arrears on April 1 and October 1 of each year, beginning October 1, 2007 unless earlier redeemed, repurchased or converted.

The Notes are fully and unconditionally guaranteed by all of our existing and future subsidiaries that are parties to any domestic credit facilities, whether as a borrower, co-borrower or guarantor, including Eddie Bauer, Inc. The Notes are unsecured and senior obligations of us and rank equally in right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to any subordinated indebtedness.

Under the Indenture governing the Notes, the Notes are not convertible prior to January 4, 2009 except upon the occurrence of specified corporate transactions. On September 19, 2008, after obtaining the requisite consent of the noteholders in consideration of our payment of a consent fee in the aggregate amount of approximately $0.2 million, we, certain of our subsidiaries and The Bank of New York Mellon, as trustee, entered into a Supplemental Indenture that amends the Indenture. The Supplemental Indenture allows us, upon the receipt of the requisite stockholder consent, to extend the expiration date of the existing 4.75% limitation on ownership of our securities contained in our Certificate of Incorporation from January 4, 2009 to January 1, 2012, provided the Ownership Limitation as extended does not apply to conversion of the Notes to our common stock. We have filed a definitive proxy statement calling for a special meeting of stockholders on November 5, 2008 to approve the extension of the Ownership Limitation.

Subsequent to January 4, 2009 and prior to April 1, 2013, holders may convert all or a portion of their Notes under the following circumstances: (i) during any calendar quarter commencing after June 30, 2007 if the last reported sale price of our common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (ii) during the five business day period after any 10 consecutive trading-day period (“measurement period”) in which the trading price per $1,000 principal amount of Notes for each day in the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (iii) upon the occurrence of specified corporate transactions, as set forth in the Indenture governing the Notes. On or after April 1, 2013, holders may convert their Notes at any time prior to 5:00 pm, New York City time, on the business day immediately preceding the maturity date. The initial conversion rate, which is subject to adjustment, for the Notes was 73.8007 shares per $1,000 principal amount of Notes (which represented an initial conversion price of approximately $13.55 per share). Upon conversion, we have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of our common stock, provided that if the Notes are converted prior to January 4, 2009, we must pay cash in settlement of the Notes. A holder will receive cash in lieu of any fractional shares.

Upon the occurrence of certain fundamental changes, including certain change of control transactions as set forth in the Indenture governing the Notes, we will be required to offer to repurchase the Notes for cash at 100% of the principal amount thereof plus accrued and unpaid interest and additional interest, if any, to but not including the date of repurchase. In the event of certain events of default under the Indenture either the trustee thereunder or the holders of at least 25% in principal amount of the then-outstanding

Notes may declare 100% of the principal of the Notes and accrued and unpaid interest, including additional interest, to be due and payable.

As a result of the requirement that we settle any conversion of the Notes occurring prior to January 4, 2009 in cash, the conversion features contained within the Notes are deemed to be an embedded derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). In accordance with SFAS 133, the embedded derivative related to the conversion features requires bifurcation from the debt component of the Notes and a separate valuation. We recognize the embedded derivative as an asset or liability on our balance sheet and measure it at its estimated fair value, and recognize changes in its estimated fair value in other income (expense) in the period of change.

We estimated the fair value of the embedded derivative using the Black-Scholes model which resulted in an estimated fair value of $16.2 million as of September 27, 2008. The estimated fair value of the conversion features is recorded with the convertible note liability on our balance sheet. We recognized ($7.9) million and ($5.4) million within other income (expense) during the three and nine months ended September 27, 2008 related to the fair value adjustment of the liability since the end of fiscal 2007. The decline in the estimated fair value of our derivative liability of $21.2 million as of the issuance date for the Notes was primarily a result of the decline in our common stock price.

As a result of the bifurcation of the embedded derivative related to the conversion features of the Notes under SFAS 133, the carrying value of the Notes at issuance was $53.8 million. We are accreting the difference between the face value of the Notes and the carrying value, which totaled $17.9 million as of September 27, 2008, as a charge to interest expense using the effective interest rate method over the term of the Notes. We recognized $0.6 million and $1.7 million of discount amortization within interest expense during the three and nine months ended September 27, 2008, respectively, which resulted in an effective interest rate of approximately 11.05% related to the Notes.

Interest Rate Swap Agreement

We use derivative instruments primarily to manage exposures to fluctuations in interest rates, to lower our overall costs of financing and to manage the mix of floating- and fixed-rate debt in our portfolio. Our derivative instruments as of September 27, 2008 included an interest rate swap agreement. Additionally, our convertible notes included an embedded derivative as discussed further above. The interest rate swap agreement had a notional amount of $98.5 million as of September 27, 2008. The interest rate swap agreement effectively converts a portion of the outstanding amount under the Amended Term Loan, which has a floating rate of interest, to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. No portion of the interest rate swap was excluded from the assessment of the hedge’s effectiveness. Because all critical terms of the derivative hedging instrument and the hedged forecasted transaction were not identical, the interest rate swap did not qualify for the “shortcut method” of accounting as defined in SFAS 133. On a quarterly basis, we assess and measure the effectiveness of the cash flow hedge using the changes in variable cash flows method. In performing our assessment as of September 27, 2008, the fair value of the interest rate swap was determined to be a liability of $4.2 million and the changes in the cash flows of the derivative hedging instrument were within 80 to 125 percent of the opposite change in the cash flows of the hedged forecasted transaction and therefore we concluded that the hedge was highly effective. Accordingly, we recorded the effective portion of the cash flow hedge, which totaled $4.2 million ($2.6 million net of tax) as of September 27, 2008 within other comprehensive loss on our balance sheet. No amount of the cash flow hedge was determined to be ineffective. The amounts reflected in other comprehensive loss will be reclassified into interest expense in the same period in which the hedged debt affects interest expense. We expect the cash flow hedge to be highly effective and therefore estimate that no amounts will be reclassified into interest expense within the next 12 months. The interest rate swap agreement is scheduled to terminate in April 2012.

Financial Condition

At September 27, 2008 Compared to December 29, 2007

Our total assets were $745.1 million as of September 27, 2008, down $66.3 million, or 8.2% from December 29, 2007. Current assets as of September 27, 2008 were $232.0 million, down $42.1 million from $274.1 million as of December 29, 2007. The decline in our current assets was driven primarily by a $24.1 million decrease in our cash and cash equivalents (see further discussion above under “Liquidity and Capital Resources — Cash Flow Analysis” ); a $30.7 million decrease in our restricted cash as a result of the collection of the holdback amounts related to the sale of our financing receivables; and an $8.3 million decrease in our accounts receivable balance due to the seasonality of our net sales. These decreases were partially offset by $16.8 million increase in our inventory balance.

Non-current assets as of September 27, 2008 were $513.1 million, down $24.2 million from $537.3 million as of December 29, 2007. The decline in our non-current assets was driven primarily by decreases of $15.0 million and $5.2 million in our property and equipment and other intangible assets, respectively, due to depreciation and amortization expense recognized during the first three quarters of 2008. Additionally, other non-current assets declined $4.0 million primarily due to the write-off of our joint venture investment in Eddie Bauer Germany.

Our total liabilities were $522.9 million as of September 27, 2008, a decrease of $32.3 million, or 5.8%, from December 29, 2007. Current liabilities as of September 27, 2008 were $185.2 million, down $17.1 million from $202.3 million as of December 29, 2007. The decline in our current liabilities was driven by a $22.4 million decrease in our accrued expenses which included decreases of $8.1 million in our allowance for sales returns; $5.4 million in current taxes payable and $9.4 million in deferred revenues. In addition, our current liabilities to the Spiegel Creditor Trust decreased $30.7 million as a result of our payments made associated with the holdback amounts we received during the first and second quarters of 2008. These decreases in our current liabilities were partially offset by $26.7 million of short-term borrowings outstanding at the end of the third quarter and a $14.8 million increase in our accounts payable balance as of September 27, 2008 due to the timing of inventory receipts.

Non-current liabilities as of September 27, 2008 were $337.6 million, a decrease of $15.3 million from $352.9 million as of December 29, 2007. The decrease in our non-current liabilities resulted from a $16.8 million decrease in our non-current deferred tax liabilities driven by the deferred tax benefit we recognized during the first three quarters of 2008 and a $3.4 million decrease in our senior term loan resulting from the repayments we made during the first and second quarters of 2008. These decreases were partially offset by a $7.1 million increase in our convertible note liability. The increase in our convertible note liability resulted from a $5.4 million increase in the estimated fair value of the embedded derivative we recognize related to the conversion features of our Notes due to the increase in our common stock price since year-end.

Our stockholders’ equity as of September 27, 2008 totaled $222.2 million, down $34.0 million from December 29, 2007, driven primarily by our net loss recorded for the first three quarters of 2008 which was partially offset by stock based compensation expense recorded.

Cash Requirements

Our primary cash requirements for fiscal 2008 are to fund working capital to support anticipated merchandise sales increases; capital expenditures to open new stores, refurbish existing stores, and maintain our distribution center and information technology systems; and to make interest payments on our Amended Term Loan and convertible notes. During the first three quarters of 2008, we’ve spent $15.6 million on capital expenditures excluding landlord contributions ($11.3 million net of landlord contributions). We anticipate that our capital expenditures for 2008 will be approximately $15 to $17 million, net of landlord contributions, of which approximately 70% relates to opening and remodeling of stores in accordance with our plans to realign our stores, as compared to capital expenditures of $56.6 million during fiscal 2007 ($36.5 million net of landlord contributions), which included capital expenditures related to new store openings, store remodels and capital expenditures related to the move of our corporate headquarters in mid-2007.

We anticipate opening one new retail and three new outlet stores during the remainder of fiscal 2008; to date we have opened, seven retail and three outlet stores. We finance the opening of the new stores through cash provided by operations and our revolving credit facility. We estimate that capital expenditures to open a store will approximate $0.9 million and $0.6 million per store for retail and outlet stores, respectively. In substantially all instances, this capital investment is funded partially by the landlords of the leased sites. The portion funded by landlords typically ranges from 30% to 60%. Additionally, we expect initial inventory purchases for the new retail and outlet stores to average approximately $0.2 million.

Our liquidity levels and the need to fund our cash requirements through the use of our revolving credit facility will be driven by our net sales and profitability levels, changes in our working capital, the timing of our capital expenditures and by interest payments on our term loan and convertible notes. Cash generated from our net sales and profitability, and somewhat to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a disproportionate amount of net merchandise sales and operating cash flows occurring in the fourth fiscal quarter of each year. Additionally, cash generated from our net sales and profitability are impacted by the levels of and timing of markdowns that we take in order to drive sales. Seasonality also impacts the levels of our working capital, in that we typically experience higher levels of net accounts receivables and sales driven accrued expenses, such as sales and use taxes, sales allowances, and deferred revenues during the fourth quarter of each year. Conversely, we typically experience a decline in both our net accounts receivable and sales driven accrued expenses during the first and second quarters of each year. Additionally, we normally increase our inventory levels during the third quarter in anticipation of higher sales during the third and fourth quarters. At the end of the third quarter of 2008, we had $175.0 million of inventory, up from $122.2 million at the end of the second quarter; however, down from $202.6 million at the end of the prior year third quarter due to improved inventory management.

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

Contractual Obligations

Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact our short and long-term liquidity and capital resource needs. A table representing the scheduled maturities of our contractual obligations as of December 29, 2007 was included under the heading “Contractual Obligations” within our Form 10-K filed with the SEC on March 13, 2008. The only significant change in our contractual obligations since December 29, 2007, other than those which occur in the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations) resulted from our anticipated interest payments under the variable portion of our senior term loan as a result of changes in interest rates since year-end. Taking into consideration the interest rate changes and the hedged portion of our Amended Term Loan, interest requirements are anticipated to be $14.5 million during 2008, $29.4 million during 2009-2010, $31.1 million during 2011-2012, and $19.3 million thereafter, for total interest requirements of $94.3 million.

In addition to the above contractual obligations, we had $8.5 million of letters of credit outstanding as of September 27, 2008. See further discussion of our letters of credit under “Off-Balance Sheet Arrangements” below.

Other Contractual Obligations

Insurance and Self-insurance

We use a combination of insurance and self-insurance to cover a number of risks, including workers’ compensation, general liability, property and automobile liability and employee-related health care benefits, a portion of which is reimbursed by our employees. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. We believe that we have taken reasonable steps to ensure that we are adequately accrued for costs incurred related to these programs at September 27, 2008.

Pension and Other Post-retirement Benefit Obligations

We assumed the Spiegel pension and other post-retirement plans as of our emergence from bankruptcy. Our funding obligations and liabilities under the terms of the plans are determined using certain actuarial assumptions, including a discount rate and an expected long-term rate of return on plan assets. These assumptions are reviewed and updated annually. We assumed a discount rate of 6.00% for our pension obligation and 6.14% for our other post-retirement obligations, as of September 30, 2007, our most recent measurement date, based upon an analysis of the Moody’s AA corporate bond rate. Our expected long-term rate of return on plan assets assumption for our pension plan was derived from a study conducted by our actuaries and investment managers. The study included a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based upon the most recent study, we have assumed a long-term return of 8.5% related to our pension assets as of the September 30, 2007 measurement date.

As of September 30, 2007, our most recent measurement date, our estimated unfunded pension obligation was approximately $2.1 million and our estimated unfunded obligation related to the assumed post-retirement benefit plans was $8.0 million. Our contributions to the post-retirement benefit plans and pension plan are estimated to total $0.6 million and $0, respectively, for fiscal 2008.

In accordance with SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“SFAS 158”), we will remeasure our pension plan’s assets and obligations as of December 31, 2008. Unrecognized losses in pension assets, which we have experienced for the year-to-date period ended September 30, 2008, will be reflected in accumulated other comprehensive loss on our balance sheet and amortized into pension expense in future periods. Partially offsetting any investment loss activity for 2008 is an expected increase in discount rates that will reduce the remeasured amount of our unfunded pension liability as of December 31, 2008. In light of the recent market volatility and overall investment losses of our pension assets for the year-to-date period in 2008, the funding requirements to our pension plan for the 2009 fiscal year are likely to be greater than previously anticipated and may result in our recognizing pension expense in fiscal 2009 versus a pension benefit that we recognized in fiscal 2008. Because asset values and discount rates that will apply as of our next remeasurement date cannot be accurately measured at this time, the amount of additional contributions or forecasted pension expense is not yet determinable.

Off-Balance Sheet Arrangements

As of September 27, 2008, we had $8.5 million in outstanding stand-by letters of credit. We had no other off-balance sheet financing arrangements as of September 27, 2008. We use stand-by letters of credit to support our workers’ compensation insurance and import customs bond programs. Letters of credit, primarily merchandise vendor letters of credit, are important to our operations because they allow us to have payment on our behalf guaranteed by a bank which then pays the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. We subsequently record the payable to the vendor on our balance sheet at the time of merchandise title transfer. We had no letters of credit outstanding as of September 27, 2008 for the sourcing or purchase of inventory, and at this time, we are not aware of any material future risks to the availability of letters of credit.

Seasonality

Historically, our operations have been seasonal, with a disproportionate amount of net merchandise sales occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season. During fiscal 2007, the fourth fiscal quarter accounted for approximately 38% of our net merchandise sales. As a result of this seasonality, any factors negatively affecting us during the fourth fiscal quarter of any year, including unfavorable economic conditions or adverse weather, could have a material adverse effect on our financial condition and results of operations for the entire year. The impact of seasonality on results of operations is more pronounced since the level of certain fixed costs, such as occupancy and overhead expenses, do not vary with sales. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net merchandise sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions. Accordingly, results for individual quarters are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K filed with the SEC on March 13, 2008 included the adoption of SFAS 157, Fair Value Measurements, which defined how fair value is to be calculated for our financial assets and liabilities, which included the valuation of our derivative instruments including our interest rate swap and the embedded derivative related to our convertible notes. The adoption of SFAS 157 did not have a material impact to the fair value determination of our derivative instruments.

Additionally, effective with 2008, we changed the volatility assumptions used in determining the fair values of our stock options. Prior to 2008, our volatility assumptions used in determining the fair values of our stock options was based upon historical and implied volatility for other companies in the retail industry due to our limited stock price history. During the current year, our volatility assumptions include both (i) our one-year historical volatility and (ii) six-year historical volatility levels and implied volatility for peer companies in the retail industry. The change in volatility assumptions to include our historical volatility did not have a material impact on the fair values of our stock options and SOSARs granted during 2008.

Inflation

As our merchandise sales and gross margins are influenced by general economic conditions, our management believes that rising prices, resulting particularly from higher gasoline and food costs, had a negative effect on our results of operations during the three and nine months ended September 27, 2008. Additionally, rising prices in Asia, where we source a significant portion of our inventory, may impact our results of operations in future periods. Despite the recent downturn in general economic conditions, the rate of inflation over the past several years has not had a significant impact on our sales or profitability.

Recent Accounting Pronouncements

See Note 3 to our interim financial statements included in this report for a discussion of recent accounting pronouncements.

Related Party Transactions

We had no material related party transactions during the three or nine months ended September 27, 2008.

Subsequent Event

See Note 14 to our interim financial statements included in this report for a discussion of a special meeting of stockholders held on November 5, 2008.

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

Market Risk — Interest Rates

We are exposed to interest rate risk associated with our Revolver, the Amended Term Loan agreement which we entered into in April 2007 and the Notes we issued in April 2007.

Revolving Credit Facility

Our Revolver bears interest at variable rates based on LIBOR plus a spread. As of September 27, 2008, our availability was approximately $99.2 million and $26.7 million had been drawn under the Revolver.

Senior Secured Term Loan

On April 4, 2007, we amended and restated the Prior Term Loan. As of September 27, 2008, the outstanding amount of our Amended Term Loan totaled $192.8 million. Interest on the Amended Term Loan is calculated as the greater of the prime rate or the Federal funds effective rate plus one-half of one percent plus 2.25% in the case of base rate loans, or LIBOR plus 3.25% for Eurodollar loans. Interest requirements for both base rate loans and Eurodollar loans are reset on a monthly basis. As of September 27, 2008, the Amended Term Loan had interest rates of LIBOR ranging from 2.47% to 2.81% plus 3.25% depending upon the term of the LIBOR tranche. See “Management’s Discussion and Analysis of Financial Condition — Sources of Liquidity” for a more detailed description of our Amended Term Loan Agreement.

As of September 27, 2008, we had an interest rate swap agreement with a notional amount of $98.5 million, which had been designated as a cash flow hedge of the Amended Term Loan. The interest rate swap agreement effectively converts a portion of the outstanding amount under the Amended Term Loan, which has a floating rate of interest to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The new interest rate swap agreement is scheduled to terminate in April 2012. The fair value of the interest rate swap agreement was estimated to be a liability of $4.2 million as of September 27, 2008. Assuming a 10% increase in interest rates, the fair value of the new interest rate swap would be a liability of approximately ($3.0) million at September 27, 2008. Assuming a 10% decrease in interest rates, the fair value of the interest rate swap would be a liability of approximately ($5.4) million at September 27, 2008.

Convertible Notes

On April 4, 2007, we closed our offering of $75 million aggregate principal amount of 5.25% convertible senior notes. The Notes have a maturity date of April 1, 2014 and pay interest at an annual rate of 5.25% unless earlier redeemed, repurchased or converted. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.

Market Risk — Change in Value of our Common Stock

Our Notes contain certain features that allow the holder to convert their notes into shares of our common stock upon the occurrence of certain conditions. See further discussion above under “Management’s Discussion and Analysis of Financial Condition — Sources of Liquidity — Convertible Notes” for a detailed description of the terms of conversion. The fair market value of the Notes is subject to market risk due to the convertible feature of the Notes. The fair market value of the Notes will generally increase as the market price of our common stock increases and decrease as the market price falls.

As a result of the requirement that we settle any conversion of Notes prior to the termination of the ownership limitations contained in our Certificate of Incorporation in cash, the conversion features contained within the Notes are deemed to be an embedded derivative under SFAS 133. In accordance with SFAS 133, the embedded derivative related to the conversion features requires bifurcation from the debt component of the convertible notes and a separate valuation.

We recognize the embedded derivative as a liability on our balance sheet and measure it at its estimated fair value, and recognize changes in its estimated fair value in other income (expense) in the period of change. We determine the estimated fair value of the embedded derivative using the Black-Scholes model which resulted in an estimated fair value of $21.2 million as of the issuance date for the Notes. The Black-Scholes model is complex and requires significant judgments. In applying the Black-Scholes model, changes and volatility in our common stock price and the stock price of other comparable retailers and changes in risk-free interest rates could significantly affect the fair value of this derivative instrument. We estimated the fair value of the conversion features to be $16.2 million as of September 27, 2008 and recognized ($7.9) million and ($5.4) million, respectively, within other income (expense) during the three and nine months ended September 27, 2008.

Market Risk — Foreign Exchange

Our foreign currency risks relate primarily to stores that we operate in Canada and with our joint venture investment in Japan, for which we apply the equity method of accounting as we do not control this entity. Additionally, we have foreign currency risks associated with the purchase of merchandise from foreign entities. We believe that the potential exposure from foreign currency risks is not material to our long-term financial condition or results of operations; however, short-term volatility in Canadian exchange rates may impact our results of operations in the fourth quarter of 2008 by reducing our comparable store sales results and net revenues from Canadian sales, offset by a decrease as a result of a more favorable exchange rate to U.S. dollars in occupancy costs and in selling, general and administrative expenses incurred in Canada.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 27, 2008, the Company’s management, with participation of its Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are adequate and effective to reasonably assure that material information relating to the Company, including its consolidated subsidiaries, would be communicated to management by others within those entities in a timely manner to allow decisions to be made regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 27, 2008.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three months ended September 27, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In June 2006, a class action suit captioned Tara Hill v. Eddie Bauer, Inc., was filed in Los Angeles Superior Court, State of California. The suit alleged that we violated the California Labor Code and Business and Professions Code relating to the adequacy of wage statements, reimbursements for business expenses, meal and rest periods and other claims, on behalf of a class comprised of all employees in our California stores. We reached a settlement with the plaintiff in April 2007, and have provided notice to class members regarding the potential settlement. A hearing on final court approval of the settlement occurred on July 10, 2008, at which the plaintiff in the Scherer v. Eddie Bauer, Inc. suit referenced below objected to the settlement on various grounds. The court took the parties’ positions under advisement but has not yet issued a ruling. In connection with the proposed settlement, we accrued $1.6 million in the first quarter of 2007 to cover settlement payments and attorneys’ fees. The settlement payments are proposed to be made partly in cash and partly in Company gift cards.

In September 2007, a purported class action suit related to the Hill suit and captioned Kristal Scherer, on behalf of herself, all others similarly situated v. Eddie Bauer, Inc. and Does 1 to 100 was filed in Superior Court of California, County of San Diego, alleging violations of the California Labor Code and Business and Professions Code relating to the payment of incentive bonuses and our policy on forfeiture of personal days. The case has been removed to U.S. District Court, Southern District of California. In December 2007, we filed a partial motion to dismiss certain counts of plaintiff’s complaint for failure to state a claim. That motion was denied in June 2008. The complaint was amended in January 2008 to add an additional named plaintiff. We filed an answer in July 2008 denying the claims made. The parties have agreed to postpone discovery pending issuance of a ruling on the settlement in the Hill suit referenced above.

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

Item 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (our “Form 10-K”), contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, and/or our financial condition. We discuss below certain changes to our risk factors that should be considered in conjunction with the risk factors disclosed in our Form 10-K.

Industry Risks

The current volatility in the economy worldwide has adversely affected consumer spending, which could negatively impact our business. The Company’s operations and performance depend significantly on domestic and worldwide economic conditions and their impact on levels of consumer spending. Consumer spending on non-essential items is impacted by a number of factors, including consumer confidence in the strength of economies, fears of recession or depression, the tightening of credit markets and the cost of consumer credit, the cost of basic necessities such as food, fuel and housing, and unemployment levels. The current volatility in the U.S. economy has resulted in an overall slowing in growth in the retail sector because of decreased consumer spending, which may remain depressed for the foreseeable future. The cost of purchased merchandise may increase as economies of scale are eroded by decreased global demand, and other costs, such as fuel, increase. These and other economic factors could have a material adverse effect on demand for the Company’s products and on the Company’s financial condition and operating results.

If we cannot compete effectively in the apparel industry our business and financial condition may be adversely affected. The retail apparel industry is highly competitive. We compete with a variety of retailers, including national department store chains, national and international specialty apparel chains, outdoor specialty stores, apparel catalog businesses, sportswear marketers and online apparel businesses that sell similar lines of merchandise. Our outlet stores compete with the outlet stores of other specialty retailers as well as with other value-oriented apparel chains and national department store chains. If our competitors, in response to general economic pressures, reduce pricing or increase promotional activity, we may be required to match the pricing or promotional activity to remain competitive, which may adversely impact our results of operations.

Risks Relating to Our Financial Condition and Results of Operations

If economic conditions or consumer retail spending weaken, we may seek waivers or amendments to our debt covenants. As of November 3, 2008, we had $193 million outstanding on our $225 million Amended Term Loan, and $63.8 million on our $150 million Revolver. We also have $75 million in 5.25% Senior Convertible Notes. As a result, we have, and will continue to have, a substantial amount of debt. Our Amended Term Loan and Revolver require that we comply with a substantial number of covenants and conditions related to our operations and financial performance, and the Term Loan covenants become substantially more restrictive in the first quarter of 2009. We continue to monitor covenant compliance. To the extent that general economic conditions or consumer spending on retail goods continue to be weak, our ability to meet our covenants may be impaired, in which case we may seek amendments or waivers of covenant compliance. There is no guarantee that our lenders would consent to an amendment or waiver, or that such consent would not be conditioned upon receipt of substantial cash payments or increased interest rates, which could further limit our funds and flexibility in planning for or reacting to downturns in our business.

If results of operations do not meet long-range projections, or if our common stock continues to trade at a lower price, we may be required to record impairment charges that could adversely affect our operating results. In accordance with SFAS No. 141, we allocated our enterprise value amongst our assets based on estimates and assumptions of results of operations at the time of allocation. Forecasted profitability and the value of our common stock are significant assumptions used in our analysis of the recoverability of our intangible assets. Such estimates and assumptions are inherently subject to significant economic, business and competitive uncertainties and contingencies, including fluctuations in consumer demand and volatility of our stock price, which are beyond our control. If our projected results of operations are not achieved, the resulting enterprise value could be lower, which would require us to write down the value of our intangible assets and record non-cash impairment charges that could negatively impact our earnings, but which would have no adverse implication to our loan covenant ratios.

Profitability could be negatively impacted if we do not adequately forecast the demand for our products and, as a result, create significant levels of excess inventory or insufficient levels of inventory. If we purchase inventory to support a forecast that is not realized, we could experience increased costs due to the need to dispose of excess inventory or lower profitability due to insufficient levels of inventory.

Item 5. OTHER INFORMATION

On November 5, 2008, the Company held a Special Meeting of Stockholders. At the meeting, the stockholders approved an amendment of Eddie Bauer’s Certificate of Incorporation to extend the 4.75% limitation on ownership of its securities to January 1, 2012, provided that the conversion of the Company’s 5.25% Convertible Senior Notes due 2014 is not prohibited by the extended ownership limitation. The votes were:

FOR	AGAINST	ABSTAINED
21,760,573	101,859	612,167

Item 6. EXHIBITS

Exhibits.
10.1+	Supplemental Indenture, among Eddie Bauer Holdings, Inc., the subsidiaries of the Company listed on the signature page thereto and The Bank of New York Mellon, as Trustee, dated September 19, 2008.
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1+	Section 1350 Certification of Chief Executive Officer.
32.2+	Section 1350 Certification of Chief Financial Officer.

+	Included herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eddie Bauer Holdings, Inc.

/s/ McNeil S. Fiske, Jr.
McNeil S. Fiske, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2008