Form 10-K
period 2009-01-03
Eddie Bauer Holdings, Inc.
filed 2009-04-02
CIK 1345968

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $122,930,747 based on the closing price of the registrant’s common stock on June 28, 2008, the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

The number of shares of the registrant’s common shares outstanding as of March 11, 2009 was 30,829,530.

i

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION ACT OF 1995

Any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by us involve risks and uncertainties and are subject to change based on various important factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by us:

•	a continued downturn in the national economy and in consumer spending;

•	our ability in a recessionary U.S. and global economy to implement new marketing, merchandising, sourcing and operations plans to rebuild the Eddie Bauer brand and increase retail sales;

•

consumer acceptance of our products and our ability to capture limited customer dollars through the development of new merchandise, successful launch of new product lines and offering of products at the appropriate price points;

•	the current highly promotional nature of the retail industry generally and the segment in which we operate particularly;

•	our ability to service our current debt and to continue to remain in compliance with the covenants under our term loan and revolving loan facilities;

•	our ability to hire, train and retain key personnel and management;

•

our reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, political instability, legal and regulatory matters, duties, taxes, other charges and quotas on imports, local business practices and political issues and risks related to currency and exchange rates;

•	the seasonality of our business;

•	the ability of our manufacturers to deliver products in a timely manner and meet our quality standards;

•	the availability of suitable new store locations or renewals of existing leases on appropriate terms;

•	our ability to utilize net loss carry forwards in future years;

•	the lack of effectiveness of our disclosure controls and procedures in the future;

•	increases in the costs of paper for and printing and mailing of our catalogs;

•	the price and supply volatility of energy supplies;

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

ii

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

Company History

In 1920, our founder, Eddie Bauer (1899-1986), opened his first store in Seattle, Washington, to sell outdoor sporting and recreational equipment, clothing and accessories. The first store specialized in sporting goods such as tennis rackets, fishing tackle and golf clubs hand-made by Mr. Bauer—giving us our field and stream heritage. Mr. Bauer’s own experience with hypothermia on a fishing trip in 1935 led to the invention of the Skyliner down parka, which was patented in 1940. During World War II, the U.S. Army Corps commissioned more than 50,000 “Eddie Bauer B-9 Flight Parkas” designed to keep pilots warm during high altitude flights. Mr. Bauer also produced 250,000 down sleeping bags and many other items to meet military purchase orders. Eddie Bauer was the first government supplier granted permission to put his label on his products during World War II, which raised brand awareness and built a market for his merchandise. Throughout our history, we have outfitted notable scientific and exploratory expeditions in Eddie Bauer outerwear, including that of Jim Whittaker, who became the first American to summit Mt. Everest in 1963, wearing Eddie Bauer outerwear. From 1953 to 1983, Eddie Bauer outfitted more than 30 major mountaineering expeditions, including the first American ascents of Mt. Everest, Dhaulagiri, Peak Lenin and Makalu; as well as the first worldwide ascents of Gasherbrum I and Vinson Massif. Through these expeditions, the Company fine-tuned its designs and field-tested its gear under the most demanding conditions. The result was that the name Eddie Bauer became synonymous with the finest expedition-quality outerwear in the world.

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

In March 2003, Spiegel, together with 19 of its subsidiaries and affiliates, including our principal operating subsidiary, Eddie Bauer, Inc., filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. See “The Spiegel Bankruptcy” under this Item 1. From 2003 to mid- 2005, the majority of our efforts were focused on maintaining our existing business, rather than strategizing for business growth. In June 2005, we emerged from bankruptcy as a stand-alone company for the first time in 34 years. The following two years were marked by a number of changes in strategy, direction and management. In July 2007, the Board and its newly-appointed Chief Executive Officer (“CEO”), Neil Fiske, set the Company on a course to return the brand to its roots and heritage in a contemporary context, and Mr. Fiske and his new senior management team began execution of the Company’s five key priorities: clarify our brand position and rebuild our brand identity; upgrade our merchandise and align it to our brand position; revamp our marketing function and exploit our multi-channel retail avenues; cut costs; and realign the organization and build talent to achieve our goals.

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

Executive Overview

Eddie Bauer is a specialty retailer that sells mens’ and womens’ outerwear, apparel and accessories for the modern outdoor lifestyle. Our primary target customers are women and men who are 30-54 years old with an average annual household income of $77,000. Eddie Bauer is a nationally recognized brand that stands for high quality, innovation, style and customer service. Eddie Bauer was ranked as the 4th outerwear brand in a Womens’ Wear Daily survey in July 2008, and 26th in a companion Womens’ Wear Daily Top 100 Brands survey, also in July 2008.

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

We design and source most of the clothing and accessories that we sell through our stores and direct sales channel. We structure our operations to offer our customers a seamless transition between our sales channels. Customers can purchase our products through any of our sales channels and return or exchange our products at any of our stores, regardless of the channel of purchase. Our U.S. stores also offer a direct phone connection to our customer call centers that allows an in-store customer to order for home delivery a particular size, color or item that may not be available in the store. During 2008, we had 33.9 million visits to our website, www.eddiebauer.com, and circulation of approximately 77 million catalogs.

We are minority participants in a joint venture operation in Japan that operates retail and outlet stores, as well as catalog and website sales channels, and we license our trademarks and tradenames to the joint venture. In 2008, we transferred our interest in a joint venture in Germany to a third party in exchange for release from past and future liabilities. We also executed a new license agreement with the acquirer for use of our tradename and marks. See “Joint Venture” below. We also license the Eddie Bauer name to various consumer product manufacturers and other retailers for use on products that we believe enhance the brand image of Eddie Bauer. See “Licensing” below.

The following summarizes the number of retail and outlet stores we opened and closed throughout fiscal 2008:

	Retail	Outlet	Total
Stores as of December 29, 2007	271	120	391
Stores Opened in 2008	8	6	14
Stores Closed in 2008	(24)	(5)	(29)
Stores as of January 3, 2009	255	121	376

We expect to open three retail stores and no outlet locations in 2009, and close up to seven stores—four retail and three outlets—in 2009. The closures are primarily as a result of lease expirations.

2008 and Beyond: Five Key Initiatives. The management team has set initiatives, formulated strategies to achieve these initiatives, and took action to implement the initiatives in 2008, with the goal of rebuilding the Eddie Bauer brand as a leader in outerwear and apparel for an active outdoor lifestyle. Given the 12- to 18-month lead time to develop and introduce merchandise into our sales channels, and the current downturn in the economy, the turnaround of the Eddie Bauer business will be a multi-year effort.

Our five key initiatives are:

•	clarify the brand position and rebuild brand identity

•	upgrade the quality of the merchandise and align the assortment strategy to the new brand position

•	revamp the creative marketing function and fully exploit our marketing advantage as a multi-channel retailer

•	cut costs to become more competitive and profitable

•	realign the organization and build talent to accomplish our goals

Brand Identity. We are rebuilding the Eddie Bauer brand as an active, outdoor lifestyle brand, modernizing our heritage as “The Original Outdoor Outfitter”® and fully exploiting our rich history. In pursuit of our mission, we are re-emphasizing the fundamentals of quality, value, service and style. Finally, we are working to restore the true dual gender nature of the Eddie Bauer brand by adding a revamped mens’ business to a solid foundation in womens’.

Merchandising Strategies and Execution. As we align our merchandise strategy to the brand position, we are putting particular emphasis on rebuilding our historic strength in outerwear and mens’ apparel, while adding a more active orientation to the assortment. We created a new group in Design and Merchandising to build merchandise lines in outerwear, activewear and gear. Our Senior Vice President of Sourcing and Supply has worked with our agents and vendors throughout 2008 to improve our quality and costs. We intend to strengthen the value perception of the brand, both through more competitive opening price points and with better quality, innovation and style for the price paid. We are building the foundation of the merchandise assortment with a concerted effort on improving our core basics.

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

Costs. In 2008 we announced a goal of taking $25-30 million out of the operating cost structure of the business in 2008, with cost reductions coming from overhead, marketing and distribution costs. In January 2008, we announced that 123 jobs had been eliminated from our corporate support organizations as the initial step in reducing our selling, general and administrative expenses. At the end of fiscal 2008, we removed $48.3 million from our year-over-year SG&A expenses. In January 2009, we announced a further goal of taking an additional $10-15 million out of our cost structure and also announced an additional headcount reduction of 193 positions from our corporate headquarters, information technology center, distribution center and call center.

Talent and Organization. We completed building the executive team by hiring a new CEO, CFO, General Counsel and Senior Vice Presidents of Human Resources and of Sourcing and Supply in 2007 and promoting a new Senior Vice President of Merchandising, and hiring a Senior Vice President of Design in 2008. In 2008, we built additional talent under the executive level through new hires, and created a separate design team focused on outerwear, realigned the marketing team into creative and marketing program groups and moved all our customer facing functions to the Senior Vice President of Customer Experience & Legendary Service to provide fuller accountability for customer service.

Our Products

We sell mens’ and womens’ apparel and apparel accessories; outerwear; gear, such as knives, compasses, water bottles and walking poles; backpacks and daypacks; duffel, rolling and messenger bags; gadgets and gift items. Beginning in 2008 we refocused our merchandising strategies on outerwear, a historically strong category for Eddie Bauer, with the launch of an expanded line of down outerwear for men and women, as well as Weatheredge® and 365™ all-weather outerwear systems. Our apparel lines consist of clothing for men and women, including outerwear, pants, jeans, shirts, dresses, skirts, sweaters, sleepwear, underwear and swimwear. We offer a wide variety of options in fabric, color, style, fit and size and a mix of basic offerings and seasonal collections. In addition, we offer apparel accessories such as scarves, belts, hats, jewelry, daypacks, bags and footwear that complement our outdoor-inspired apparel lines. We also offer select down products for the home, such as comforters, pillows and throws. In 2009 and beyond, we will continue to focus on outerwear and apparel items for the active, outdoor lifestyle that reflect the Company’s heritage and its continued reputation for quality. Product strategies for 2009 and beyond include:

•

Rebuilding our strength in outerwear. Eddie Bauer has a long history of leadership in outerwear, from the first patented down jacket to Air Force parkas in World War II to outfitting over 30 major expeditions to the world’s most extreme mountains. Eddie Bauer was ranked as the 4th outerwear brand in a Womens’ Wear Daily survey in July 2008, and 26th in a companion Womens’ Wear Daily Top 100 Brands survey, also in July 2008. As an active, outdoor lifestyle brand, we are committed to building a category-leading outerwear assortment.

•

Leveraging our heritage. We will continue to infuse products with heritage elements, while modernizing many of our historic best sellers, like our Kara Koram™ parka and Yukon Classic™ down vest, as well as our line of field and stream jackets. These heritage pieces reinforce our positioning as “The Original Outdoor Outfitter.®”

•

Focusing on the fundamentals. We will continue to improve our core programs as the foundation for seasonal collections and fashion. We are making a concerted effort to improve our top selling items and key programs through better fit, fabrics, detailing, color and style.

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

Target Customers

Our historic data shows that our primary target customers are women and men who are 30-54 years old with an average annual household income of $77,000. According to data from MRI Doublebase in 2007, apparel spending in the United States by women and men between the ages of 35 and 54 totaled $38 billion. According to the Bureau of Labor Statistics, women and men between the ages of 45 and 54 spend more on apparel than any other segment of the population (approximately $782 per woman per year and $439 per man per year) and belong to the highest household income bracket (an average of $77,000). We intend to capitalize on this market opportunity by leveraging our established reputation and brand image among this demographic group that has historically made up our core customer base and that has historically spent a larger portion of discretionary income on specialty apparel.

2008 Performance

Our sales performance declined slightly in 2008—combined comparable store sales declined by 1.8% (1.1% if excluding the impact of Canadian currency fluctuations)—as a result of the substantial downturns in the national economy and consumer spending in the third and fourth quarters of 2008, as well as certain planned reductions in catalog circulation to less productive addresses in the second and third quarters of 2008. Comparable store sales improved through the first half of 2008, and then declined slightly in the second half of the year as the economy slowed. Net merchandise sales were $971.3 million in fiscal 2008, which included 53 weeks, compared to $989.4 million in fiscal 2007, a 52-week year. The impact of the 53rd week in 2008 was approximately $22.0 million in net merchandise sales.

Although sales declined in the third quarter, and declined sharply in the fourth quarter of 2008 because of the overall economic downturn, the Company posted a slight decline for the year as a whole because of an increase in comparable store results in retail sales in the first half of the 2008 (2.9% in the first quarter and 11.2% in the second quarter) and strong second quarter comparable store sales in outlets (4.3%). The Company believes that its performance reflects traction for new merchandising initiatives and marketing programs implemented in 2008. These include:

•	The Eddie Bauer activewear lines

•	The reintroduction of certain items reflecting our heritage, like the Gasherbraum fleece and the Jim Whittaker blanket

•	The expansion of our lines of down outerwear, including our 800-fill down jacket

2009 and Beyond. Although the latter half of 2008 was very challenging due to the sharp decrease in retail consumer spending and the highly promotional holiday sales, especially amongst apparel retailers, we intend to continue to execute against our five key initiatives in 2009. This year we will continue to expand our activewear lines, including yoga apparel and our field and stream line, and launch a new line of outerwear. To leverage our heritage as an outfitter to mountaineering expeditions worldwide to its fullest, we have created and will be launching in April 2009 the First Ascent™ line of world-class mountaineering outerwear in collaboration with Rainier Mountaineering, Inc.—the largest mountain guide service in the U.S.—and a team of the best mountain climbers in the world. The guide-built philosophy of the First Ascent line begins with four attributes: simple, functional, light, and durable. The line marks the return of Eddie Bauer to the center stage of outerwear development and expedition outfitting, two of the cornerstones of what originally established the brand’s international reputation.

We will continue to closely monitor consumer retail spending and we will make revisions to our pricing strategies in 2009 if needed to capture more value-oriented consumers’ retail spending dollars. We have tightened our inventory controls and improved our ability to make quick purchases to increase certain inventory in the face of consumer demand, and in 2009 will purchase slightly less of our total forecasted sales of goods from our vendors initially, and then closely monitor inventory levels to make later purchases to fill out inventory if required to meet additional consumer demand.

Although we believe that the initiatives already underway should strengthen our business, there are significant risks and challenges, as discussed in more detail under “Risk Factors” below, to our ability to successfully commence and complete a turnaround of this business. Moreover, even if we are successful, given the current challenging economic conditions, we do not expect significant improvements in operating results until 2010.

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

In 2008, we split our design team into two functional groups: one focused on Outerwear, Active Wear and Gear and the other on Sportswear. The design process begins with our designers’ development of four seasonal collections 10 to 12 months in advance of each season. Our design teams regularly travel nationally and internationally to develop color, fabric and design ideas. Once a design team has developed a season’s color palette and design concepts, a tableau is built to identify the critical ideas to be executed within the season. The tableau is created using original and purchased samples, photos and other inspirational objects and materials that express the theme of the season as well as business initiatives within the season. A prototype sample collection is then developed to evaluate the styles, details, such as how color takes to a particular fabric, how a fabric performs to our fit specifications, and the overall look and feel of the garment with our coordinated accessories.

Merchants provide our design teams with periodic updates regarding the results of product performance. This feedback helps guide the designers as they create and update products for upcoming seasons, focusing on the top twenty-five styles by gender as well as important marketing ideas. Our design process is iterative, with regularly scheduled sessions between the merchandising and design groups to ensure that new products meet internal and customer expectations. In 2008, our design teams and merchants used recognized experts in certain areas—yoga, field and stream activities and mountaineering—to provide input into the components and designs of certain of our activewear and outerwear pieces to ensure their authenticity and functionality in an active, outdoor lifestyle.

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

Product Sourcing

Sourcing Strategy. We contract with third-party sourcing agents and directly with vendors for sourcing and manufacturing of all of our merchandise. Our sourcing strategy emphasizes the quality fabrics and construction that our customers expect of our brand. To ensure that our standards of product quality and timely product delivery are met, we:

•	retain close control over our product quality and design costs by designing and developing most clothing and accessory products in-house;

•	directly, or through a small group of sourcing agents, negotiate product cost with our vendors;

•	prepare in-house and send detailed specification packages to sourcing agents and vendors;

•	inspect pre-production samples, make periodic site visits to our vendors’ factories and selectively inspect inbound shipments at our distribution center; and

•

establish quality standards that are included in our policies with our sourcing agents and vendors and enforced by our sourcing agents and our Quality Assurance Department through inspections of shipments before they leave the factories and after they arrive in our distribution centers.

We believe our sourcing strategy to date has helped us maintain our quality control standards while allowing us to enhance our speed to market to respond to our customers’ preferences. We have four sourcing seasons per year and typically place orders with our vendors approximately six months prior to the initial sale date, with approximately 11 to 12 weeks for reorders and seven to nine weeks for replenishment of our basic non-seasonal items. We use a similar sourcing calendar for each of our sales channels. We purchase approximately 85% to 90% of inventory for our stores in advance so as to permit all of our stores to have sufficient product to support demand. In the case of direct sales, we purchase only approximately 75% to 80% of inventory in advance because we can better gauge anticipated demand for products through our preview catalog, which we typically send to customers approximately 10 to 12 weeks in advance of a season’s product launch.

Sourcing Agents. For fiscal 2008, on a purchase value basis, we sourced:

•

approximately 76% of our products through our main Hong Kong sourcing agent, Eddie Bauer International, Ltd. (“EBI”). EBI is a subsidiary of Otto International (Hong Kong) Ltd. (“OIHK”), a former affiliate of Spiegel;

•	approximately 23% of our merchandise (primarily non-apparel and swimwear) direct; and

•	the remainder (primarily footwear and home products) through other buying agents.

In 2008, we reviewed our sourcing and supply procedures and sourcing agency relationships to further reduce costs while improving adherence to new, higher quality standards. In 2009, to improve our pricing for goods and increase our speed of delivery, we added one new Asian sourcing agent without prior affiliations to the Company, and opened an office in Hong Kong to enable us to source more product directly from Asian vendors. Eddie Bauer manages cost negotiations and production directly with factories in Mexico, Central and South America and the Caribbean for basic bottoms and knit products. EBI sources merchandise primarily from Asia. We are EBI’s sole customer, although the parent company, Otto Asia Holding KG and affiliates provide similar buying agency services for third parties and affiliates of OIHK. EBI provides various services to us, including market research, product development, vendor screening, quality control standards implementation, labor compliance reviews and product delivery scheduling. EBI operates on a commission-rate basis and our arrangements with EBI are automatically renewed each year, unless terminated by either party upon one-year written notice. Under a Vendor Service Payment Agreement with OIHK, OIHK pays our vendors for inventory, less volume discounts and a small transaction fee paid by the vendor. We maintain a $500,000 reserve balance with OIHK, and typically reimburse OIHK in advance of payment to a vendor. This arrangement is less expensive than obtaining a letter of credit for each vendor from whom we source products. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

Vendors. As of January 3, 2009, our sourcing network consists of more than 250 vendors, who operate in 37 countries. In 2008, our largest countries of import were Hong Kong (34% of total imports), China (20% of total imports), Sri Lanka (12% of total imports), Thailand (6% of total imports) and India (6% of total imports). In fiscal 2008, our top ten vendors supplied approximately 41% of our total vendor purchases and no single vendor supplied more than 7.1% of our total vendor purchases. Our top 30 vendors have supplied us for an average of approximately 10 years. We believe our long-term relationships with our vendors have also provided us with the ability to resolve supply issues efficiently and negotiate favorable pricing terms over time, further improving our overall cost structure. In 2009, we intend to build our factory-direct base of vendors through our new Hong Kong office, which should improve product quality and speed to market, and may improve overall product margins. We will also continue to focus on improving product quality worldwide.

Global Labor Practices Program. Our Global Labor Practices Program, established in 1995, seeks to protect and promote workplace human rights by training, education, monitoring and, where necessary, corrective action of vendor factories for compliance with our standards. Our standards include prohibitions against forced labor, child labor, harassment and abuse. They also address non-discriminatory practices, health and safety, freedom of association and collective bargaining, wages and benefit standards, hours of work, overtime compensation and environmental standards. All of our vendors who manufacture products for us must agree to comply with our Global Labor Practices Program. Our sourcing agents and external monitors conduct annual vendor audits on our behalf. Since 2001, we also have been active participants in the Fair Labor Association (“FLA”), a non-profit monitoring system established to protect the rights of workers and improve working conditions worldwide. FLA provides systematic risk assessments, identification of best practices, collaboration on workplace improvements, expanded factory inspections, outreach to special interest groups knowledgeable about local issues, and use of external auditors and public reporting on our compliance program. In May 2005, our Global Labor Practices Program was accredited by the FLA, as being in substantial compliance with FLA requirements on workplace codes of conduct in apparel factories.

Sales Channels

We distribute our apparel and accessories through our retail channel and outlet store channels, and through our direct channel, which consists of our Eddie Bauer catalogs and our website located at www.eddiebauer.com. See “Website” below.

Retail Stores. Our retail stores generated net merchandise sales (net of returns) of $443.9 million in fiscal 2008, comprising 45.7% of our net merchandise sales. Our retail stores are generally located in regional malls and lifestyle centers and in metropolitan areas. We also have stores in smaller markets where we believe concentrations of our target customers exist. We believe situating our stores in desirable locations is key to the success of our business, and we determine store locations based on several factors, including geographic location, demographic information, presence of anchor tenants in mall locations and proximity to other specialty retail stores that target a similar demographic. Our retail stores are designed and fixtured to create a distinctive and inviting atmosphere, with clear displays and information about product quality and fabrication.

We believe that approximately 5,500 square feet is the appropriate size for most of our retail stores, as we believe this size allows us to achieve the correct balance between product assortment, inventory and sales. As of January 3, 2009, approximately 66% of our retail stores were within plus or minus 15% of our model retail store size. We are in the process of realigning our remaining retail stores as opportunities arise, mainly through down-sizing and opening new retail stores in select locations with a more uniform size and configuration that we believe will improve the sales per square foot realized in the retail store. Additionally, we intend to increase the sales per square foot and comparable store sales by, among other things, focusing on outerwear, offering products featuring improved fit and higher quality fabric, trim and hardware and emphasizing our outdoor heritage to drive traffic and conversion. We expect to open up to three retail stores in 2009, and expect to close up to four retail stores, with most closures occurring in the first quarter of 2009. In 2009, we will focus on areas of historic retail success for us, including locations in the northern U.S.

We train our retail sales associates to provide a high standard of customer service and to create appealing head-to-toe outfit displays to show our customers how to wear our apparel and to encourage multiple purchases by customers. To provide our sales associates with an incentive to deliver superior customer service and to drive sales, each retail sales associate’s compensation consists of a base hourly rate supplemented by eligibility for incentive bonuses based on overall store performance. Our associates are eligible to earn an incentive based on monthly store sales thresholds, payable after the end of each month in which the threshold sales goal has been met. We believe our compensation policies enable us to maintain high standards of customer service in our stores.

Outlet Stores. Our outlet stores generated net merchandise sales of $253.2 million in fiscal 2008, comprising 26.1% of our net merchandise sales. Our outlet stores target customers seeking Eddie Bauer apparel at lower prices. Our outlet merchandise consists of apparel designed exclusively for the outlet stores and excess inventory from our retail stores, and we regularly monitor this mix. Apparel products designed for our outlet stores leverage the same design process, brand image principles and quality standards as apparel sold in our retail stores, but with less expensive fabrics and trims. Outlet products typically are priced at least 20% to 40% below full retail store product prices. Our outlet stores are located predominantly in outlet centers, value strip centers and “destination” outlet areas such as Palm Springs, California, and Hilton Head, South Carolina. See “Item 2. Properties”. In fiscal 2009, we expect to close three outlet stores and do not expect to open any outlet stores.

Sales associates in our outlet stores adhere to customer service practices similar to our retail stores, and are trained to provide similar services to those provided in our retail stores. The compensation policies for our outlet sales associates are the same as those of our retail sales associates.

Direct Channel. In fiscal 2008, our direct channel generated net merchandise sales of $274.2 million, comprising 28.2% of our net merchandise sales. We believe that the increasing trend of consumers shopping via the Internet will drive growth in our Internet sales, offsetting anticipated declines in our catalog sales. Our direct channel consists of our catalog and website operations, both of which we believe reinforce our brand image and drive sales across all sales channels. Our catalogs and websites offer the broadest assortment of available colors, styles and sizes, including petite, tall and plus, as well as certain products, such as swimwear, dresses and footwear, that are not available in our stores. Our U.S. stores offer a direct phone connection to our customer call centers that allows an in-store customer to order for home delivery a particular size, color or item that may not be available in the store. We account for these sales under direct channel sales. In addition, our website and catalogs are linked through our “Catalog Quick Order” feature, which allows a customer to input a catalog item number to place an order on the website.

As of January 3, 2009, we maintained a database of customers who have purchased from us in the last three years of approximately nine million households, of which approximately four million were households that had purchased from us at least once in the past 12 months, and approximately three million were customers with e-mail addresses who receive regular promotional e-mails from us. We update our customer database on a continuous basis. Our customer database enables us to analyze customer purchases by numerous metrics, including frequency and average transaction size, which allows us to implement more advanced circulation and strategic marketing programs. We focus on continually improving the segmentation of our customer database and the acquisition of additional customer names from several sources, including our retail stores, our websites, list rentals and list exchanges with other catalog companies.

Catalogs. In fiscal 2008, we distributed 26 catalog editions with an aggregate circulation of approximately 77 million catalogs. Our top catalog customers receive a new catalog every two to three weeks. In the second and third quarters of 2008, we reduced overall catalog circulation by cutting circulation to unproductive households. In the second and third quarters, catalog circulation pages were down approximately 18% although direct productivity increased approximately 19% on our targeted marketing strategy. In addition, we target our best customers to receive preview catalogs with incentives to purchase items approximately 10 to 12 weeks prior to the official launch of a new season. Customer response to these preview catalogs is important information we use to adjust our product offerings in our direct channel and also enables us to better control inventory commitments and assortments. All creative work on our catalogs is coordinated by our in-house personnel, and we believe this allows us to shape and reinforce our brand image.

Website. Our www.eddiebauer.com website was launched in 1996 to allow our customers to purchase our merchandise over the Internet. We design and operate our website using an in-house technical staff and outside web hosting provider. Our website emphasizes simplicity and ease of customer use while integrating our brand’s modern outdoor lifestyle imagery used in our catalogs. In fiscal 2008, our website had over 33.9 million visits, and has received a number of awards, being named a “Top 50 Best of the Web” online retailing website for 2005 by Internet Retailer in November 2005. In the first quarter of 2008, we launched a redesigned website, under the www.eddiebauer.com address, with new graphics that better represent our brand image, and easier, more consumer-intuitive functionality to increase the number of visitors who actually purchase from the site. The new website integrated our two prior websites (the www.eddiebauer.com retail site and the www.eddiebaueroutlet.com outlet site) into one site for ease of shopping and for greater efficiencies internally.

Protecting and Developing Our Brand Name

Trademarks. Substantially all of our trademarks are owned by Eddie Bauer, Inc. As of January 3, 2009, we had 62 trademark registrations in the U.S. and 76 pending trademark applications. Our pending trademark applications may not result in issued trademark registrations. Our primary trademarks include Eddie Bauer®, the Eddie Bauer signature logo and the Eddie Bauer goose logo.

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

We grant licenses to certain of our trademarks to other parties to manufacture and sell certain products that we believe are compatible with our brand identity. See “Licensing” below.

Joint Venture. We own 30% of Eddie Bauer Japan, a joint venture with Otto-Sumisho, Inc. (a joint venture company of Otto KG, a former Spiegel affiliate, and Sumitomo Corporation), under which we have granted the joint venture the right to sell a mixture of Eddie Bauer apparel and accessories from the U.S. core assortment, in addition to products developed by the joint venture partner exclusively for the applicable market. We also license our name to the joint venture. We provide oversight on product development, catalogs, merchandising, store design and marketing efforts, and retain the right to approve all products offered by the joint venture that carry the Eddie Bauer brand. In exchange, we receive a share, as an equity holder, in the earnings or losses of the joint venture. Eddie Bauer Japan reported joint venture net sales of $152.5 million in fiscal 2008. In fiscal 2008, we received approximately $4.8 million in royalties from the joint venture and recorded a loss of approximately $5.0 million for our equity share which included an impairment of $3.7 million recording during the fourth quarter of 2008 based on our determination that our carrying value exceeded the fair value of the investment. As of January 3, 2009, our equity investment balance was approximately $9.5 million in Eddie Bauer Japan.

The Company had a 40% interest in Eddie Bauer GmbH & Co. (“Eddie Bauer Germany”), a joint venture established to sell Eddie Bauer merchandise in Germany. The remaining 60% was held by Heinrich Heine GmbH and Sport-Scheck GmbH (both former Spiegel affiliates and subsidiaries of Otto KG). In February 2008, the Company received a required one-year notice from its joint venture partners in Eddie Bauer Germany of their decision to terminate the joint venture arrangement, and as a result, the joint venture, together with a companion license arrangement, would have terminated in February 2009. In June 2008, we, together with the other joint venture partners, completed the transfer, effective March 1, 2008, of our interests in the joint venture to a third party in return for a release of past and future liabilities. As part of the transfer of the joint venture interest, we terminated our prior licensing agreement with Eddie Bauer Germany and entered into a new licensing arrangement to license the use of our tradename and trademarks to the new entity for a five-year period in exchange for specified royalties.

Licensing

We selectively license our brand name and logo to be included on products sold by other companies to enhance and extend the Eddie Bauer brand. We received $12.8 million in royalty revenues in fiscal 2008 relating to our licensing arrangements.

We seek licensees who are leaders in the outdoor, juvenile, home, SUV, personal and other categories. We typically enter into multi-year license agreements with one licensee per product category to prevent price competition and market saturation of our brand. In each of our licensing arrangements, we work closely with our licensees and have a final right of approval to ensure our brand is consistently presented. Our top performing licenses by royalty revenues received for fiscal 2008 were:

Name of Licensee	Licensed Products
Cosco Management, Inc.	Infant/juvenile car seats and strollers
Skyway Luggage Company	Luggage
American Recreation Products	Camping gear
Ford Motor Company	SUVs
Lowe’s Companies	Interior paint and products

We are actively reviewing other licensing opportunities based on appropriate fit with our brand image.

Marketing

Our marketing investment focuses on retaining our core customers and profitably acquiring new customers. In 2008, we focused primarily on the following:

•	creating a single powerful brand message across all channels;

•	ensuring our stores are a compelling shopping destination via powerful graphics, props and product displays that amplify our monthly product news;

•	using 77 million distributed catalogs that influence sales in all channels and establish our brand image amongst existing and new customer; and

•	limited time promotional offers and incentives that drive seasonal traffic and sales.

Our Marketing Strategy. We design our marketing strategy to present a consistent and unified brand image grounded in our outdoor heritage to increase traffic, purchase frequency and sales through each of our sales channels and create an emotional connection between our target customers and the Eddie Bauer brand. Our target customers are women and men, ages 30-54, who desire high-quality outdoor-inspired activewear, outerwear and casual sportswear. Our goal is to create marketing campaigns that amplify our seasonal merchandising messages and make our target customers aware of new merchandise, special events and sale offers. Our primary methods of driving traffic to our sales channels are extensive catalog and e-mail circulation, compelling visual displays and signage in our stores and our customer loyalty and credit card programs. Through the efforts of our public relations department, in 2008 we had uncompensated product coverages from 33 national independent publications such as Men’s Journal, National Geographic Adventure, Outside, Oprah Magazine, Shape and Womens’ Wear Daily.

To drive brand awareness and purchase frequency, we utilize our active in-house customer database of approximately 9 million households to develop our year-round catalog circulation strategies. We consistently add new customers to our database through online advertising (e.g., Google, Yahoo, etc.), third party catalog mailings and by recruiting new members into our customer loyalty and credit card programs. We also utilize an email database of over three million names to further strengthen our current customer relationships and drive sales to all channels. In the second and third quarters of 2008, we decreased catalog pages circulated to certain less productive households by 18%, but saw an overall increase in direct productivity in those quarters of 19%.

Loyalty Program. In September 2006, we launched our first full-scale customer loyalty program, Eddie Bauer Friends. Customers may enroll in the program for free via our stores, catalog call centers or at www.eddiebauerfriends.com. The loyalty program allows customers in the United States to accrue points that may be redeemed for Eddie Bauer reward certificates or used toward acquiring special Eddie Bauer merchandise at www.eddiebauerfriends.com. We operate a similar program in Canada under the name Canadian Rewards. The full terms and conditions of the loyalty program are available at www.eddiebauerfriends.com. As of January 3, 2009, approximately 4.7 million customers have enrolled in our loyalty program. We believe that the program is a valuable tool in retaining our core customers, driving incremental customer loyalty and building our database to better track and market to our customers.

Our Private-Label Credit Card. We seek to increase customer loyalty and sales by offering customers our private-label Eddie Bauer credit card through a third party, World Financial Network National Bank (“WFNNB”). Customers apply for the Eddie Bauer credit card, and if approved in accordance with WFNNB’s credit criteria policies, customers can use the Eddie Bauer credit card in any of our sales channels. Nearly all Eddie Bauer credit card holders are members of our Friends loyalty program. As of January 3, 2009, we had approximately 362,000 customers who had used the Eddie Bauer credit card at least once in the past 12 months. Sales using our credit card, after discounts, comprised approximately 8% of our total net merchandise sales in fiscal 2008, and we receive a small per-transaction fee from WFNNB for each credit card transaction.

Marketing expenses accounted for 9.4% (including catalog production costs) of our net merchandise sales in fiscal 2008.

Our Support Functions

Distribution Centers. Our wholly-owned subsidiary, Eddie Bauer Fulfillment Services, or EBFS, supports our U.S. distribution, fulfillment and inbound/outbound transportation requirements. Under the Spiegel Plan of Reorganization, we acquired ownership to a 2.2 million square foot distribution center in Groveport, Ohio from Spiegel. This facility handles logistics and distribution for our U.S. retail, U.S. outlet and direct operations, including direct-to-consumer ship and return services, purchasing of non-merchandise inventory and services and shipping and transportation coordination. We also lease a 97,200 square foot distribution center in Vaughan, Ontario, to provide distribution services for our Canadian retail stores. As of January 3, 2009, 487 associates were employed by our distribution centers: 464 associates in Groveport; and 23 associates in Vaughan, with the number of associates typically increasing in the fourth quarter to handle larger processing volume during the holiday season. In January 2009, we announced a reduction in workforce that eliminated approximately 15% of the positions at the Groveport facility as part of our 2009 cost reduction measures.

Each overseas vendor sends the finished products to a designated shipper or consolidator who assembles the shipments into containers. Shipments for the U.S. retail market generally arrive in Tacoma/Seattle and then move by rail to our Groveport, Ohio distribution center, while shipments for the Canadian retail market arrive in Vancouver, British Columbia, and move by rail to our Vaughan, Ontario distribution center. In 2009, we will use FedEx for delivering shipments from our distribution center in Groveport, Ohio, to our retail and outlet stores across the U.S. and for expedited and non-U.S. shipments to our customers. U.S. ground shipments originating from our catalogs or website are delivered to our customers by FedEx and the United States Postal Service.

Information Technology. In 2005, as part of our emergence from bankruptcy, we acquired from Spiegel an approximately 50,000 square foot information technology (“IT”) center in Westmont, Illinois, that houses all of our information systems relating to product development, merchandising, marketing, planning, store operations, sourcing, finance, accounting, call centers, Internet, inventory and order fulfillment. As of January 3, 2009, approximately 93 associates were employed at the IT center. In January 2009, approximately 18% of the support positions at the IT center were eliminated as part of our reduction in workforce.

Our website is hosted by a third party at its data center. In 2008, our IT group launched a new website that combined our old retail and outlet websites. The new website provides a significantly enhanced customer experience and more flexibility to modify the website.

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

In keeping with our key initiatives for 2009, the IT group will be limiting application development projects to high priority enhancements as part of our overall cost reduction initiative.

Call Center. We operate an approximately 38,000 square foot call center in St. John, New Brunswick, Canada, at which our associates handle calls from customers. Additionally, we outsource a portion of our customer call handling, as well as the handling of customer emails, to a third party. The call center and third party provider handle calls and emails related to catalog orders, make suggestions to customers about additional products and assist customers with purchases. The service teams handle all calls regarding issues with quality and service in our three channels, as well as customer feedback. The ecommerce team handles calls and emails and provides both sales and service functions for website customers. Our support team handles all processing functions required to complete orders through the catalog and website. In January 2009, we eliminated approximately 12% of the positions at the Call Center and reallocated certain service responsibilities between in-house and third party providers as part of our 2009 cost reductions.

Competition

The retail apparel industry is highly competitive. In the past, the primary competitive factors in the industry were brand recognition, the selection, availability, quality and fit of products, the ability to anticipate and react to changing customer demands and fashion trends in a timely manner, price, effectiveness of marketing and advertising, and effectiveness of customer service. In the current economy, value perceptions and the promotional activities of the brand, as well as the uniqueness of the merchandise, have become important factors as well. With the downturn in the U.S. economy and the decline in consumer spending in the second half of 2008, the competition for consumer dollars became much more promotional, even prior to and during the holiday season. We expect this promotional activity will continue at least through the first half of 2009. We compete with a variety of retailers, including national department store chains, national and international specialty apparel chains, global discount chains, outdoor specialty stores, catalog businesses, sportswear marketers and online businesses that sell similar lines of merchandise. In the United States, our retail stores compete primarily with other specialty retailers, such as Ann Taylor, Banana Republic, Talbots, Chico’s, Coldwater Creek, Gap, J. Crew, J. Jill and Timberland, with national department store chains such as Macy’s and Nordstrom, and with outdoor specialty stores such as Columbia Sportswear, North Face, Patagonia and REI. We also compete with catalog businesses such as L.L. Bean and Lands’ End. In Canada, we compete primarily with retail stores such as Bluenotes and Roots, as well as various national and international department store chains. Our outlet stores compete with the outlet stores of other specialty retailers such as Ann Taylor, Banana Republic, Gap, J. Crew and Ralph Lauren/Polo, outdoor specialty stores such as Columbia Sportswear and North Face as well as with other value-oriented apparel chains and national department store chains.

We completed the year with overall comparable store sales of (1.1%), adjusted for Canadian currency fluctuations, which was a stronger overall sales performance than the majority of our competitors who report sales results. We believe our stronger performance was due to our focus on our brand identity and our realignment of our merchandise assortment to that brand identity, emphasizing our heritage as an outdoor outfitter, as well as our revamped marketing programs emphasizing the active outdoor lifestyle. That heritage includes the innovation of goose down outerwear and Eddie Bauer being America’s premier expedition outfitter in the 1950s and 1960s. The merchandise we developed for 2008 included the re-creation of some historical pieces. To leverage our heritage to its fullest, we have also created the First Ascent™ line of world-class mountaineering gear in collaboration with Rainier Mountaineering, Inc.—the largest mountain guide service in the U.S.—and a team of the best mountain climbers in the world. The guide-built philosophy of the First Ascent™ line begins with four attributes: simple, functional, light, and durable. The line marks the return of Eddie Bauer to the center stage of outerwear development and expedition outfitting; two of the cornerstones of what originally established the brand’s international reputation. The line will launch in spring 2009 to the professional mountaineering community, with full retail availability in fall 2009.

We believe that our primary competitive advantages are customer recognition of the Eddie Bauer brand name and quality of our merchandise, our integration of our retail and direct sales channels, our customer service and our satisfaction guarantee. We believe that we also differentiate ourselves from competitors through our offering of down outerwear and outdoor-inspired clothing and accessories. We believe our success depends in substantial part on our ability to convey our brand identity and provide clothing that fulfills our stated position as a leader in clothing for an active, outdoor lifestyle, as well as anticipate, gauge and react in a timely manner to changing consumer preferences which, in turn, allows us to drive traffic to our channels, increase purchase frequency and improve conversions.

Many of our competitors may have greater financial, distribution, logistics and marketing resources than us. In addition, many of our competitors are not in the early stages of trying to stabilize their business and revitalize their brand. Many of our competitors therefore may adopt more aggressive pricing policies than we can and adapt to changes in customer requirements more quickly, devote greater resources to the design, sourcing, distribution, marketing and sale of their products and generate greater national brand recognition.

For information on the primary factors on which we compete and the risks we face from competition, see “Risk Factors—Industry Risks—If we cannot compete effectively in the apparel industry our business and financial condition may be adversely affected” under Item 1A.

Seasonality

We are a seasonal business, with our sales and earnings peaking during the fourth quarter, particularly during the November through December holiday periods. In addition, we typically experience higher sales of mens’ products and accessories in June for Father’s Day. As a result of our seasonal sales patterns, we increase our inventory levels during these selling periods.

Associates

As of January 3, 2009, we had approximately 1,086 full-time associates and 6,341 part-time retail associates in the U.S. and Canada. We had approximately 1,277 corporate support personnel in our Bellevue, Washington headquarters, our Westmont, Illinois IT center, our call center in St. John, New Brunswick, Canada and our distribution centers in Groveport, Ohio and Vaughan, Ontario, Canada. As a result of our seasonal sales patterns, we hire additional temporary staff at our retail stores and at our distribution and call centers during the fourth quarter. Our associates are not represented by unions and are not covered by any collective bargaining agreements. We have had no labor-related work stoppages, and we consider relations with our associates to be good. In January 2008, we eliminated 123 positions from our non-retail support personnel, and in January 2009, we completed a reduction in work force that eliminated 193 non-retail personnel from our organization.

Government Regulation

U.S. Regulation

We are subject to federal, state and local laws and regulations affecting our business, including those related to labor, employment, worker health and safety, environmental protection, products liability, product labeling, consumer protection, privacy and anti-corruption. These laws include the Occupational Safety and Health Act, the Consumer Products Safety Act, the Tariff Act of 1930 (as amended), the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the Foreign Corrupt Practices Act and the laws and regulations of the Consumer Products Safety Commission (CPSC), the Federal Trade Commission (FTC) and the Office of Foreign Asset Controls (OFAC). We also voluntarily participate in the Customs—Trade Partnership Against Terrorism (“C-TPAT”) and received our Tier Three validation status at the end of 2006. We are subject to import and export laws, including U.S. economic sanction and embargo regulations and other related laws such as the U.S. anti-boycott law and U.S. export controls regulations.

Our imported merchandise is subject to U.S. and Canadian duties. We have taken advantage of the reduction of duties on merchandise sourced from vendors located in World Trade Organization (WTO) member countries, have benefited from the elimination of quotas, the last of which sunsetted at the end of 2008 and have taken advantage of several bilateral and multilateral trade agreements, such as the North American Free Trade Agreement (NAFTA), the Singapore Free Trade Agreement (SFTA) the African Growth and Opportunity Act (AGOA) as well as the General Preferential Tariff and the Lesser Developed Country benefit programs offered by Canada.

In 2008, the U.S Congress passed the Consumer Products Safety Improvement Act that enhanced consumer products safety testing and record keeping for certain categories of our merchandise. There is an existing threat that the U.S. government could “self-initiate” a dumping action against apparel imports from Vietnam, China, India and/or several other countries. However, to date they have declined to do so. It is also possible that a U.S. person (individual, partnership, corporation or trade association) could file their own dumping or subsidies action creating significant uncertainty of the duty rates applicable to a few categories of our merchandise. In 2009, there is some possibility that Congress may make it easier for dumping actions to be filed against imports from non-market economies, such as Vietnam, or they may enact a currency manipulation act against China or otherwise impose other import restrictions that would negatively impact our ability to import our merchandise or manage our duty obligations for affected categories.

Our C-TPAT certification is up for review by U.S. Customs in the latter part of 2009. This review is conducted by U.S. Customs every three years. In 2008, U.S. Customs completed their regularly scheduled Focused Assessment (FA) review of our customs compliance program and processes and determined that we were in compliance with all U.S. Customs laws and regulations.

Non-U.S. Regulation

We are subject to Canadian and other foreign laws and regulations affecting our business, including those related to labor, employment, work health and safety, environmental protection products liability, consumer protection and anti-corruption. Many, although not all U.S. laws and regulations impacting our imports have Canadian equivalents and likewise there are a few Canadian laws and regulations that are unique to Canada. We actively monitor potential changes in foreign laws and regulations that may impact our business.

Passage of legislation intended to curb imports from China, such as a measure targeted at alleged currency manipulation and amendments to existing anti-dumping and subsidies laws also could negatively impact the costs of imports from that country.

We believe we are in substantial compliance with all U.S. and foreign regulations that apply to our business.

The Spiegel Bankruptcy

The Spiegel Group. Eddie Bauer, Inc. was acquired by Spiegel in July 1988. During 2001 and 2002, net sales declined at Spiegel’s three merchant divisions, including Eddie Bauer, Inc. In addition, Spiegel’s special-purpose bank, FCNB, which offered private-label and standard credit cards, expanded credit to high risk, low-credit score customers. These events led to lower liquidity and contributed to the noncompliance by Spiegel and its affiliates with certain financial and other covenants under their financing arrangements. In addition, in 2002, FCNB entered into an agreement with the Office of the Comptroller of the Currency which required FCNB to comply with certain requirements and restrictions. As a result, substantially all monthly excess cash flow from the securitizations of credit card receivables was diverted to repay principal to investors in the securitization vehicles on an accelerated basis, rather than to pay the cash to FCNB upon deposit of new receivables. Accordingly, Spiegel and 19 affiliates (including Eddie Bauer) (the “Debtors”) lost a significant source of liquidity to fund their operations.

In March 2003: (i) Spiegel’s merchant divisions ceased honoring private-label credit cards; (ii) FCNB discontinued charging privileges on all MasterCard™ and Visa™ bankcards issued by FCNB to its customers; (iii) FCNB began to liquidate, and (iv) the SEC commenced a civil proceeding against Spiegel alleging, among other things, that Spiegel’s public disclosures violated the Securities Exchange Act of 1934, as amended.

At this time, the Debtors concluded that it was in the best interests of their creditors, stockholders and other parties-in-interest for the Debtors to seek protection under the Bankruptcy Code. On March 17, 2003, the Debtors, including Eddie Bauer, Inc., filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court of the Southern District of New York. The bankruptcy court confirmed the Amended Joint Plan of Reorganization relating to the bankruptcy on May 25, 2005, and the Plan of Reorganization became effective on June 21, 2005.

Plan of Reorganization. Under the Plan of Reorganization, Eddie Bauer Holdings, Inc. was formed as a new holding company to serve as the parent company for Eddie Bauer, Inc. and its subsidiaries. In exchange for the Company’s issuance of 30 million shares of common stock to certain unsecured creditors of the Debtors, certain subsidiary operations were transferred to the Company. In order to take advantage of tax net operating losses (“NOLs”) available to Eddie Bauer Holdings from certain subsidiaries, we included ownership limitations on our newly issued common stock in our certificate of incorporation and bylaws. The ownership restrictions were to expire in January 2009, but were extended in 2008 by consent of the holders of 5.25% Senior Convertible Notes, and after receipt of shareholder approval, to January 1, 2012. Under the Plan of Reorganization, Eddie Bauer, Inc. and Eddie Bauer Holdings, Inc, along with our U.S. subsidiaries as guarantors, were required to enter into a $300 million senior secured term loan agreement, the proceeds from which were used to pay Spiegel creditors and not to fund operations of the Company or its subsidiaries. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity” for further discussion of the term loan, including the April 2007 term loan refinancing and the First Amendment (“First Amendment”) we executed in April 2009.

Item 1A.	RISK FACTORS

Any of the risks discussed below, as well as any of the other risks described in this Form 10-K, could materially affect our business, financial condition, results of operations and cash flows.

Industry Risks

Continued adverse changes in the economy may adversely affect consumer spending, which could negatively impact our business.

The specialty retail apparel industry is heavily dependent on discretionary consumer spending patterns. Our business is sensitive to numerous factors that affect discretionary consumer income, including adverse general economic conditions, changes in employment trends and levels of unemployment, increases in interest rates, weather, a significant rise in energy or food prices or other events or actions that may lead to a decrease in consumer confidence or a reduction in discretionary income. In addition, in a period of inflationary pricing, increased fuel costs may discourage customers from driving to our retail and outlet locations, reducing store traffic and possibly sales. Continued declines in consumer spending on apparel and accessories, especially for extended periods, could have a material adverse effect on our business, financial condition and results of operations.

Reduced pricing by competitors in the retail apparel industry has affected and may continue to affect our results of operations.

Increasing pressure on retailers to reduce prices of their products as a result of the overall reduction in consumer spending, as well as increased competition, the increased outsourcing of product manufacturing to countries with lower labor costs, trade liberalization, consolidation among retailers and lower barriers to entry for manufacturers and retailers has and may continue to force us to lower prices, or make us unable to sell our higher-priced products, in which case our business, financial condition and results of operations could suffer materially.

If we cannot compete effectively in the apparel industry our business and financial condition may be adversely affected.

The retail apparel industry is highly competitive. We compete with a variety of retailers, including national department store chains, national and international specialty apparel chains, outdoor specialty stores, apparel catalog businesses, sportswear marketers and online apparel businesses that sell similar lines of merchandise. Our outlet stores compete with the outlet stores of other specialty retailers as well as with other value-oriented apparel chains and national department store chains. Our competitors may be able to adopt more aggressive pricing policies or adapt to changes in customer requirements more quickly, devote greater resources to the design, sourcing, distribution, marketing and sale of their products, or generate greater national brand recognition than we can. If we are unable to overcome these potential competitive disadvantages or effectively place our products relative to our competition, our business and results of operations will suffer.

The retail apparel business is seasonal in nature, and any decrease in our sales or margins during these periods could have a material adverse effect on our Company.

The retail apparel industry is highly seasonal, with the highest levels of sales during the fourth quarter. Our profitability depends, to a significant degree, on the sales generated during these peak periods. Any decrease in sales or margins during these periods, whether as a result of increased promotional activity because of economic conditions, poor weather or other factors, could have a material adverse effect on our Company.

The apparel industry is characterized by rapidly changing customer demands and our failure to anticipate and respond to changing customer style preferences in a timely manner will adversely affect our business and financial condition.

The apparel industry is characterized by rapidly changing customer preferences and quickly emerging and dissipating trends. In a recessionary economy, consumers may allocate spending to novelty apparel instead of basic apparel components. Failure to effectively gauge the direction of customer preferences and anticipate trends, or convey a compelling brand image or price/value equation to consumers may result in lower sales and resultant lower gross margins to sell inventory. We typically place orders with our vendors approximately six months prior to the initial sale date, and so can make only limited modifications to orders in response to changes in customer preferences. If we are unable to successfully identify changes in customer preferences or anticipate customer demand from season to season, we could experience lower sales, excess inventories, higher mark-downs and decreased earnings.

Results of operations could be hurt if new trade restrictions are imposed or existing trade restrictions become more burdensome.

Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against apparel items could increase the cost or reduce the supply of apparel available to us or may require us to modify our current business practices, any of which could hurt our business, financial condition and results of operations. Safeguard quotas imposed by the U.S. on categories of goods and apparel imported from China may impact our sourcing patterns and costs. We also cannot predict whether any of the countries in which our merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S., Canadian and foreign governments, nor can we predict the likelihood, type or effect of any such restrictions.

Risks Relating to Our Business

If we cannot revitalize the Eddie Bauer brand, our business will be adversely impacted.

Our net merchandise sales declined during each of the fiscal years between 2000 and 2006 and again in the second half of 2008, and comparable store sales also decreased in 25 of the 36 quarters between 2000 and 2008. As we discuss in “Item 1. Business—2008 and Beyond: Five Key Initiatives,” we have taken, and intend to take, strategic, operational and management actions designed to reconnect with our customers and revitalize Eddie Bauer as a premium quality brand. However, we cannot be assured that the changes we have made, or the additional actions we are taking or intend to take, will be successful, or that such actions and changes will not result in the following:

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

We depend on a high volume of mall traffic, the lack of which will hurt our business.

Many of our stores are located in shopping malls. Sales at these stores are derived, in part, from the volume of traffic in those malls. Traffic in malls where we have stores have been, and may continue to be, adversely affected by the economic downturn, the closing of other retail tenants and competition from non-mall retailers and other malls where we do not have stores, which will hurt our business, financial condition and results of operations.

We face numerous challenges as a result of our involvement in the Spiegel bankruptcy process which, if not addressed, could have a material adverse effect on our business.

As a result of our involvement in the Spiegel bankruptcy proceedings, we were required to take actions that we might not otherwise have taken as a stand-alone company, including:

•

borrowing significant amounts (including $300 million under our previous senior secured term loan, which has been refinanced to our $225 million Amended Term Loan and $75 million in Notes, and amounts from time to time under our senior secured revolving credit facility of up to $150 million) to pay Spiegel creditors, and as a result becoming subject to the restrictions and limitations imposed by the lenders under our financing facilities;

•	assuming ongoing obligations associated with Spiegel’s former pension and other retirement plans; and

•

inheriting support facilities that were not optimally suited for our operations and, as a result, having to bear the overhead costs of, sell, streamline, consolidate or relocate some of these facilities.

We have been operating as a stand-alone entity since June 2005 and face additional costs and risks as a result. We must continue to streamline the back-end distribution and logistics operations we inherited and reduce costs throughout our organization. If we are unable to do so successfully, our business, financial condition and results of operations could be harmed. In addition, with the downturn in the economy, the investment return on the assets in the Spiegel pension plan transferred to us may decline to a level that will require us to contribute additional cash to bring the asset value to levels required by law.

If we cannot attract and retain qualified senior and middle management and motivate our retail associates, our business will be adversely affected.

Our success will depend to a significant extent on our ability to retain the services of members of our senior management team in the long term through attractive incentive arrangements. Our current depressed stock price, plus the limited amount of available stock in our equity plan, make incentive packages more difficult to achieve. Competition for qualified personnel is intense. We may not be able to retain current employees or attract new employees due to uncertainty relating to our future business prospects. The loss, for any reason, of the services of key individuals or the failure to attract and retain additional members of our management team could have a material adverse effect on us. Our success also depends on our ability to hire, motivate and retain other qualified associates who reflect and enhance our customer-service oriented culture, including our store managers, sales associates and staff at our call centers. If we are unable to hire and keep enough qualified associates, especially during our peak season, our customer service levels and our business, financial condition and results of operations may be hurt.

We rely on a few sourcing agents for a substantial majority of our sourcing needs, the loss of which could adversely affect our business.

In 2008, on a purchase value basis, we sourced approximately 76% of our products through EBI. Our sourcing agreement with EBI is on a commission basis and is automatically renewed each year unless terminated by either party upon one year written notice. If the agreement with EBI were terminated or if the terms of the agreement were modified substantially and we did not find an appropriate replacement in a timely manner and on reasonable terms, or if we were unable to transition the EBI functions in-house in a cost-effective manner, we could experience shortages or delays in receipt of our merchandise, higher costs and quality control issues. In addition, if vendors from whom we purchase require advance letters of credit to continue to manufacture our goods, or refuse to manufacture due to concern about our ability to pay for products, our available product sources may become limited, impacting our store inventory and sales. Any of these events could have a material adverse effect on our business, financial condition and results of operations. In addition, some of our competitors may perform all or a larger portion of their sourcing functions in-house, and, as a result, have lower sourcing costs than we do.

We obtain licensing royalties and rely on our licensees to maintain the value of our brand.

We have licensing arrangements with various consumer product manufacturers and retailers. In 2008, $12.8 million of our revenues were derived from licensing royalties. Although we have control over the appearance and quality of our licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses. Our licensing revenues are based upon the net sales of the licensed products as reported by our licensees. When the net sales information for the licensed products is not available to us prior to issuance of our financial statements, we are required to make estimates of our licensing revenues. Revenues related to our licensing agreements vary if actual net sales for the licensed products are different than our estimates. Licensing revenues declined in fiscal 2008 from the prior year due to lower sales of licensed products, driven in part by several licensees filing for bankruptcy protection. Continuation or acceleration of the decline in consumer spending in 2009 and beyond could result in further loss of existing licenses, which could adversely affect our licensing revenue.

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

If we cannot negotiate new leases or renewals of existing leases on reasonable terms, our business will be adversely affected.

Substantially all of our store locations are leased from landlords in regional malls and lifestyle centers and in metropolitan areas. As a result, each year, a portion of the locations under lease are due for renewal or renegotiation. In addition, we relocate a certain number of our store locations each year. Landlords typically evaluate the creditworthiness of a tenant and the expected sales volume of the store location in connection with the negotiation of lease terms. Weakening of our financial performance or financial profile, including our sales per square foot, or potential covenant defaults on our debt instruments could ultimately lead landlords to conclude that we do not meet their criteria for risk and return, and result in our inability to negotiate leases on reasonable terms or renew leases.

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

Our business is adversely affected by unseasonal weather conditions. Sales of certain seasonal apparel items, specifically our outerwear and sweaters, are dependent in part on the weather and may decline in years in which weather conditions do not favor the use of these products. Further, sales of our spring and summer products, which traditionally consist of lighter clothing, are adversely impacted by cool or wet weather. In addition, severe weather events typically lead to temporarily reduced traffic at malls where most of our stores are located. Severe weather events may impact our ability to supply our stores, deliver orders to our customers and staff our stores and call centers.

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

Our disclosure controls and procedures and internal control pursuant to Section 404 of the Sarbanes-Oxley Act over financial reporting may not be effective in future periods, as a result of past or future identified weaknesses in internal controls.

In preparing our financial statements in prior years, management identified weaknesses in our internal control over financial reporting that adversely affected our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles. We have corrected such weaknesses but if we fail to identify or are unable to adequately remediate future weaknesses, or if recent reductions in workforce create new weaknesses due to under staffing, investors could lose confidence in the accuracy and reliability of our financial statements, which would cause the market price of our stock to decline and could lead to stockholder litigation.

Risks Relating to Our Financial Condition and Results of Operations

Our substantial amount of debt may limit the cash flow available for our operations and place us at a competitive disadvantage.

In connection with the Plan of Reorganization, we and our subsidiaries entered into a $300 million senior secured term loan agreement, which has since been restated and reduced to $225 million, of which $193 million was outstanding at January 3, 2009, and a $150 million senior secured revolving credit facility. We also have outstanding $75 million principal amount of 5.25% senior convertible notes. As a result, we have, and will continue to have, a substantial amount of debt. Due to the economic decline in 2008, our concern about our ability to meet our term loan covenants increased substantially, and led us to negotiate and execute an amendment to provide covenant relief through 2009. Our term loan facility requires that we comply with a substantial number of covenants and conditions related to our operations and financial performance. Under the First Amendment to our Amended Term Loan (“First Amendment”) (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity”), we have agreed to pay, as consideration for the First Amendment, 300 basis points in cash, with the payment of 200 of the 300 basis points deferred into the fourth quarter of 2009 and a 500 basis point payment-in-kind (“PIK”) First Amendment fee, and issue $.01 warrants exercisable for 19.9% of the Company’s common stock on a fully-diluted basis subject to adjustment for conversion of the Notes (see below), new capital infusions of less than $40 million (unless otherwise agreed to) and exercise of equity compensation grants. In addition, the interest rate on the Amended Term Loan is increased to the greater of the following: (i) for base rate loans, 4.25% plus (A) the prime rate, (B) the federal funds effective rate plus one-half of one percent, (C) a rate equal to the Eurodollar Rate for a one month interest period on such day plus 1%, or (D) 4.00%, or (ii) for

Eurodollar loans, LIBOR plus 5.25%, with LIBOR set at a minimum of 3.00% (but with a 350 basis point cap on the increase over the rate under the Amended Term Loan), which will increase the amount of cash interest we pay each year. As part of the First Amendment, we have covenanted to either: (1) retire or convert into equity securities 75% in principal value of the outstanding 5.25% convertible notes, or (2) raise $50 million in new capital, with the proceeds used to pay down the Amended Term Loan principal balance (“Convertible Note Covenant”). If we fail to do so within 90 days following execution of the First Amendment, we may obtain two 60-day extensions of the performance period, for the payment upon each extension of a 500 basis point PIK First Amendment fee and the issuance of $.01 warrants exercisable for 15% of the Company’s common stock subject to adjustment for conversion of the Notes (see below), new capital infusions of less than $40 million (unless otherwise agreed to) and exercise of equity compensation grants. If, after the 210-day period, we have not performed under the Convertible Note Covenant, we may obtain a waiver of nonperformance by the payment of another 500 basis point PIK fee. The PIK fees increase the principal amount of the Amended Term Loan, increasing our total level of debt. The warrants we are required to issue under the First Amendment could impair our ability to raise new capital to reduce our debt levels. Our level of debt requires us to use a substantial portion of our cash flow from operations to pay interest on our debt, which reduces our funds available for working capital, capital expenditures and other general corporate purposes; limits our flexibility in planning for or reacting to, and heighten our vulnerability to, changes or downturns in our business, the industry or in the general economy; may result in higher interest expense if interest rates increase on our floating rate borrowings; and may also prevent us from taking advantage of business opportunities as they arise or successfully carrying out expansion plans, if any.

In addition, the terms of our debt contain various restrictive covenants that limit our ability to, among other things: incur additional debt; grant liens; dispose of certain property; make certain capital expenditures; and engage in sale-leaseback transactions and transactions with affiliates. We are also required to meet a fixed charge coverage ratio and a leverage ratio under our term loan and, if certain availability thresholds are not met, a fixed charge coverage ratio under our revolving credit facility. Under the First Amendment, we receive relief from our senior secured leverage and fixed charge coverage ratios through January 2, 2010. The Company’s permitted senior secured leverage ratio will increase to 6.25 to 1.00, 8.00 to 1.00, 9.00 to 1.00 and 7.75 to 1.00 as of the end of the first, second, third and fourth quarters, respectively, of 2009, and the permitted consolidated fixed charge coverage ratio will decrease to 0.900 to 1.00, 0.800 to 1.00, 0.775 to 1.00 and 0.800 to 1.00, respectively, for those quarters. The senior secured leverage and fixed charge coverage ratios will then return to the levels set forth in the Amended Term Loan unless the Company has met certain other conditions set forth in the First Amendment. If the economy has not rebounded from its recession, we may have difficulty meeting the levels of senior secured leverage and fixed charge coverage ratios set forth in the Amended Term Loan agreement, as amended. In addition, the First Amendment requires us to limit capital expenditures in each of 2009 and 2010 to $20 million, which may restrict our ability to open new stores or remodel older stores. These restrictions and covenants inhibit our operational flexibility and restrict or prohibit our ability to take actions that could be beneficial to our Company and our stockholders. This may place us at a competitive disadvantage to our competitors who may not be subject to similar restrictions.

If the Notes do not convert or we are unsuccessful in raising $50 million in new equity under the Convertible Note Covenant, our debt load will increase by approximately $45 million from PIK fees. Our ongoing operations in a recessionary economy may not be adequate to support the increased interest rates and debt loads of the Company. The downturn in the U.S. economy, and in particular, credit markets, is expected to continue to make it more difficult for us to obtain waivers or amendments of covenant defaults, obtain extensions of our revolving line of credit, which expires in 2010, or refinance any of our existing credit facilities to more advantageous terms at reasonable costs. Inability to extend or refinance our revolving line of credit on terms acceptable to the Company will materially impact our ability to purchase inventory. Substantial increases in fees for waivers and amendments may also impair our liquidity.

We may not have sufficient available cash necessary to settle conversion of the 5.25% senior convertible notes or to purchase the notes upon a fundamental change, and our other debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.

Upon the occurrence of certain fundamental changes, including certain change of control transactions as set forth in the indenture governing the convertible notes, the Company will be required to offer to repurchase the convertible notes for cash at 100% of the principal amount thereof plus accrued and unpaid interest and additional interest, if any, to but not including the date of repurchase. In certain events of default under the indenture, either the trustee thereunder or the holders of at least 25% in principal amount of the then-outstanding convertible notes may declare 100% of the principal of the convertible notes and accrued and unpaid interest, including additional interest, to be due and payable. We may not have sufficient cash to pay the convertible notes in the event cash payment becomes required.

We experience fluctuations in our quarterly comparable store sales.

The success of our business depends, in part, upon our ability to increase sales at our existing stores. Our comparable store sales have been negative for the past two quarters and they may continue to be negative in the future. Various factors affect our comparable store sales, including current economic conditions and levels of consumer spending, the number of stores we open and close in any period, the general retail sales environment, changes in our merchandise, competition, customer preferences, energy prices, the timing of our releases of new merchandise and promotional events, the success of our marketing programs, the approach and timing of mark-down strategies, weather conditions and the overlapping of existing store sales by new stores in existing markets. Our ability to maintain and improve our comparable store sales results depends in large part on improving our forecasting of customer demand and preferences and adjusting our inventory levels accordingly, increasing the number of transactions in each store, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base and using more effective pricing strategies. Any failure to meet the comparable store sales expectations could significantly reduce the market price of our common stock and have a material adverse impact on our financial results.

Unexpected outcomes in legal proceedings could have a material adverse impact on our financial conditions.

From time to time, we are a party to legal proceedings arising in the ordinary course of business. In addition, an increasing number of cases are being filed against companies generally regarding patent violations for use of technology related to online sales or that contain class-action allegations under federal and state wage and hour laws. We estimate our exposure to these legal proceedings and establish accruals for the estimated liabilities in accordance with generally accepted accounting principles. Assessing and predicting the outcome of these matters involves substantial uncertainties. Although not currently anticipated by management, unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions related to potential exposure in such suits, could have a material adverse impact on our financial results.

Our reorganization valuation was based in part on estimates of future performance. If actual results do not meet or exceed the projections in our long term plan, we may take additional impairment charges that could adversely affect our operating results.

Our financial statements reflect the adoption of fresh start accounting under American Institute of Certified Public Accountants Statement of Position 90-7, or SOP 90-7. On our emergence from bankruptcy based on an independent valuation analysis, the Company valued certain tangible and intangible assets, such as goodwill and trademarks. The Company annually evaluates the recorded value of such assets using independent appraisals. In 2008, based on such an appraisal, the Company reduced the value of goodwill by approximately $65 million, and the value of its trademarks by $80 million, based on reductions in assumptions regarding future revenues. If future estimated results are not achieved, we may be required to further write down the value of our assets and record non-cash impairment charges which could make our earnings volatile.

We may not be able to realize the full amount of our net loss carryforwards, which could impact our financial results and available cash for debt paydown and operations.

We have made certain assumptions regarding our ability to fully utilize our net loss carryforwards, including those from the time of emergence from bankruptcy, as well as losses subsequently generated. Our ability to fully and timely utilize such net loss carryforwards may be impaired if we are unable to generate sufficient taxable income or if a change of ownership, as defined in the Internal Revenue Code, subsequently occurs before we have applied the loss carryforwards described above. In 2008, we have recorded a full valuation allowance on our net operating loss carryforwards. See “Notes to Consolidated Financial Statements—Note 11—Income Taxes” for further discussion.

Risks Relating to Our Common Stock

An active trading market for our common stock may not continue, and there can be no assurance as to the market price for our common stock.

While our common stock is currently quoted on The NASDAQ Global Market, we cannot assure that an active market for our common stock will continue to exist. The market price for our common stock has been highly volatile and has been trading below $1.00 per share for several months. On October 16, 2008, NASDAQ implemented a temporary suspension of the enforcement of the minimum $1.00 bid price and the minimum market value of publicly held shares listing requirements for continued listing. NASDAQ has extended this suspension through July 19, 2009. According to NASDAQ, it will not take any action to delist a security for failing the minimum bid price or market value of publicly held shares requirements during the suspension. The compliance process is presently scheduled to be reinstated effective Monday, July 20, 2009. If after reinstatement of the compliance process our stock continues to trade for more than 30 consecutive business days below $1.00, NASDAQ may send a deficiency notice advising the Company that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. If we are unable to comply with the bid price requirement prior to the expiration of the 180-day compliance period, or if we cannot comply with or obtain exemptions to other NASDAQ rules for listed companies, including rules related to shareholder consent prior to issuance of certain amounts of common stock, we may transfer the trading of our securities to The NASDAQ Capital Market, so as to take advantage of the additional compliance period offered on that market, provided we meet all requirements for initial listing on The NASDAQ Capital Market, except for the bid price requirement. We received an exemption pursuant to NASDAQ Marketplace Rule 4350(i) from NASDAQ’s stockholder approval requirements in connection with issuing the warrants called for by the First Amendment. There is no assurance that we can obtain shareholder approval or an exemption therefrom for further issuances of equity securities to Noteholders under the Convertible Note Covenant of the First Amendment. In order to achieve compliance with the bid price requirement, a security must maintain a closing $1.00 bid price for a minimum of ten consecutive business days. A delisting letter is issued if a company does not demonstrate compliance within the compliance period, which is subject to appeal. Delisting of our stock may result in a violation of covenants under certain of our credit facilities or a conversion trigger under our convertible note indenture.

In addition, it is possible that investors who have been trading in our stock have been engaging in short-selling, which could further cause the price of our common stock to fluctuate. The trading price of our common stock could also fluctuate due to the factors discussed in this “Risk Factors” section. The trading market for our common stock also may be influenced by the research and reports that industry or securities analysts publish about us or our industry. In addition, the stock market in general has experienced extreme price and volume fluctuations. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Future issuances or sales of our securities will dilute existing shareholders and could cause our stock price to fall.

We may issue securities in the future and may do so in a manner that results in substantial dilution for our existing stockholders. Under the terms of the First Amendment to our Amended Term Loan, we will be required to issue warrants exercisable for 19.9% of our common stock on a fully diluted basis as part of the First Amendment, with subsequent issuances of up to an additional 30% on a fully-diluted basis if we fail to comply with certain covenants in the Amended Term Loan related to the retirement or conversion of our Notes. Those covenants require that we retire or convert to equity securities 75% of the Notes or raise $50 million in new equity (with the net proceeds used to pay down the Amended Term Loan) within a certain period of time. The issuance of the warrants, the conversion of the Notes or securities issued to new equity investors will substantially dilute existing stockholders. These issuances could also materially and adversely affect the market price of our common stock. In addition, we may issue debt or equity from time to time that ranks in preference to our common stock in the event of a liquidation or winding up or that is secured by an interest in some or all of our assets. Sales of common stock by existing stockholders in the public market, our issuances of new securities or debt, or the expectation that any of these events might occur could materially and adversely affect the market price of our common stock.

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

In addition, under our Certificate of Incorporation, a person or entity who seeks to acquire 4.75% or more of our outstanding common stock, or a person or entity who already is a direct or indirect 4.75% stockholder and wishes to increase its ownership, may not acquire such shares unless it has obtained the prior written consent of our board of directors until such time as these restrictions lapse, which will be no later than January 1, 2012. This restriction does not apply to conversion of our 5.25% convertible senior notes to common stock. Our board may deny any such proposed transaction if it determines in its reasonable assessment that the proposed transaction could jeopardize realization of the full benefits of unrestricted use of our net operating loss carryovers. In accordance with our Certificate of Incorporation, any transaction in violation of these ownership restrictions will be void so that a purported transferee will not have any ownership rights with respect to any shares acquired in excess of these ownership restrictions. Therefore, a purported transferee will not be entitled to any rights as a stockholder, including voting, dividend or distribution rights, with respect to any excess shares. In addition, Eddie Bauer has the right to demand any purported transferee of excess shares to transfer to an agent of our designation its excess shares for resale by the agent or, if the excess shares have already been sold by the purported transferee, to transfer to the agent any proceeds from the sale by the purported transferee of such excess shares. These provisions may make it more difficult for other persons or entities, without the approval of our board of directors, to make a tender offer or otherwise acquire substantial amounts of our common stock, or to launch other takeover attempts that a stockholder might consider to be in such stockholder’s best interest. These provisions also may limit the price that certain investors might be willing to pay in the future for shares of our common stock.

Our ability to utilize our NOLs and certain other tax attributes may be limited.

As of January 3, 2009, we estimated our Federal NOLs to be approximately $124.2 million (tax affected) and our state NOLs to be approximately $14.4 million (tax affected). Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. Our NOLs are currently limited under Section 382 as a result of the ownership change triggered upon our emergence from bankruptcy. We may experience a second ownership change in the future as a result of the lapse of the ownership restrictions within our Certificate of Incorporation, or as a result of conversion of our outstanding convertible notes into shares of our common stock. The issuance of warrants pursuant to the First Amendment, and the potential issuance of securities in connection with the Convertible Note Covenant, may trigger an ownership change under Section 382. If we were to trigger a second ownership change in the future as defined under Section 382, our ability to use any NOLs existing at that time could be further significantly limited. In addition, we may be unable to generate sufficient taxable income to utilize the NOLs before their expiration.

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

Retail and Outlet Stores. All of our retail and outlet stores are leased. Our retail stores are generally located in regional malls, lifestyle centers, with a few stand-alone stores in metropolitan areas. We also have retail stores in smaller markets where a concentration of our target customers exists. We look at catalog distributions, loyalty program information and a custom software program in determining the locations of target customers. Our outlet stores are located predominantly in destination outlet centers. Our retail stores average approximately 6,400 gross square feet, while our outlet stores average approximately 7,300 gross square feet. In most cases, our retail store leases have ten-year terms and our outlet store leases have five-year terms, with one five-year option to renew. Approximately 12% of our retail store leases allow us the one-time right to terminate the lease three to five years after the commencement of the lease if previously agreed upon sales thresholds are not achieved. The majority of our store leases normally provide for base rent and the payment of a percentage of sales as additional rent when certain sales thresholds are reached. We are typically responsible for our share of common area and maintenance charges, real estate taxes and certain other expenses. We receive tenant allowances from most of our landlords for approximately one-half of our tenant build out costs.

As of January 3, 2009, we had 219 U.S. retail stores located in 47 states and 36 retail stores located in Canada. In 2008, we had more than ten retail/outlet stores located in each of the following states: California (30), Colorado (15), Illinois (16), Michigan (15), North Carolina (11), New York (12), Ohio (11), Oregon (11), Pennsylvania (18), Texas (23), Virginia (11) and Washington (19). As of January 3, 2009, we had 121 U.S. outlet stores located in 35 states, with 13 outlet stores in California. We also have 14 retail stores in Ontario, Canada. In fiscal 2009, we intend to open approximately three additional retail stores and no new outlet stores in the aggregate in the United States and Canada. We closed four retail and two outlet stores in January 2009 and anticipate closing one additional outlet store in 2009. The closures are primarily as a result of lease expirations. We intend, as a part of our normal-course operations, to continue to open new retail and outlet stores in advantageous locations and close underperforming retail and outlet stores upon natural expiration of store leases.

The following summarizes the number of retail and outlet stores we opened and closed throughout fiscal 2008:

	Retail	Outlet	Total
Stores as of December 29, 2007	271	120	391
Stores Opened in 2008	8	6	14
Stores Closed in 2008	(24)	(5)	(29)
Stores as of January 3, 2009	255	121	376

Support Facilities

Distribution Centers. Eddie Bauer Fulfillment Services (“EBFS”) operates our two main facilities in Groveport, Ohio, and Vaughan, Ontario, Canada. EBFS owns our facility in Groveport, Ohio, which consists of approximately 2.2 million square feet. We lease our facility in Vaughan, Ontario, which consists of approximately 97,200 square feet. The lease expires in April 2012.

Customer Call Center. Our customer contact center is located in Saint John, New Brunswick, Canada. We lease approximately 38,000 square feet and the lease expires in May 2011.

Information Technology Center. We own an approximately 50,000 square foot IT facility in Westmont, Illinois. This facility houses all of our systems and network services, including those related to product development, merchandising, marketing, planning, store operations, sourcing, finance, accounting, call centers, Internet, inventory and order fulfillment.

Item 3.	LEGAL PROCEEDINGS

In June 2006, a class action suit captioned Tara Hill v. Eddie Bauer, Inc., was filed in Los Angeles Superior Court, State of California. The suit alleged that the Company violated the California Labor Code and Business and Professions Code relating to the adequacy of wage statements, reimbursements for business expenses, meal and rest periods and other claims, on behalf of a class comprised of all employees in the Company’s California stores. The Company reached a settlement with the plaintiff in April 2007, and has provided notice to class members regarding the potential settlement. A hearing on final court approval of the settlement occurred on July 10, 2008, at which the plaintiff in the Scherer v. Eddie Bauer, Inc. suit referenced below objected to the settlement on various grounds. The court took the parties’ positions under advisement but has not yet issued a ruling. In connection with the proposed settlement, the Company accrued $1.6 million in the first quarter of 2007 to cover settlement payments and attorneys’ fees. The settlement payments are proposed to be made partly in cash and partly in Company gift cards. In a status conference held on March 30, 2009, the judge indicated that he would sign an order approving the settlement.

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

In September 2008, a complaint was filed under the caption Landmark Technologies vs. Zale Corporation, Blue Nile, Inc., Canon USA, Inc., Eddie Bauer, Inc., Kohl’s Corporation, Lowe’s Companies, Inc., Walgreen Co., Golfsmith International Holdings, Inc. and Bidz.com, Inc., in the Eastern District of Texas. The suit alleges infringement by the defendants of three U.S. patents exclusively licensed to Landmark—U.S. Patent Nos. 5,576,951; 6,289,319; and 7,010,508. Neither the Complaint nor a subsequently filed First Amended Complaint specifies the allegedly infringing actions, but the claims are apparently directed to the defendants’ use of its website to sell goods. The amended complaint seeks injunctive relief, and an unspecified amount of damages, costs and attorneys’ fees. The Company intends to vigorously defend the case. The Company has been served but other defendants have not been served, and discovery has not commenced. A number of the defendants, including the Company, have entered into a joint defense agreement related to defense of the suit. The Company is unable at this time to estimate the likelihood or probability of damages. The Company and other defendants tentatively reached an agreement with the plaintiff to settle the suit for a nominal amount.

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

FOR	AGAINST	ABSTAINED
21,760,573	101,859	612,167

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Eddie Bauer’s common stock is traded on The NASDAQ Global Market under the trading symbol “EBHI”. The following table sets forth, for the periods indicated, the high and low sales prices per share for the Eddie Bauer common stock as reported by The NASDAQ Global Market for the past two fiscal years:

	$	High	Low
Fiscal 2007
First Quarter Ended March 31, 2007		$11.56	6.50
Second Quarter Ended June 30, 2007		$14.27	10.11
Third Quarter Ended September 29, 2007		$14.25	7.29
Fourth Quarter Ended December 29, 2007		$9.42	5.56

Fiscal 2008
First Quarter Ended March 29, 2008		$7.30	3.92
Second Quarter Ended June 28, 2008		$5.05	2.91
Third Quarter Ended September 27, 2008		$8.72	3.70
Fourth Quarter Ended January 3, 2009		$6.44	0.30

(b)	Holders

As of March 11, 2009, there were 30,829,530 shares of Eddie Bauer common stock outstanding. As of March 11, 2009, our common stock was held by approximately 456 holders of record.

(c)	Dividends

We do not anticipate paying any dividends on our common stock in the foreseeable future. In addition, covenants in our term loan agreement and revolving credit facility restrict our ability to pay dividends and may prohibit the payment of dividends and certain other payments.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by this Item is contained in “Part III, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters”.

(e)	Performance Graph

The following performance graph is furnished to show the percentage change in cumulative total return to a holder of Eddie Bauer common stock (NASDAQ:EBHI) compared with the cumulative total return, assuming dividend reinvestment, of The NASDAQ Composite Index and the industry peer group indicated below, during the period from June 3, 2005 through January 3, 2009. The Company paid no cash dividends during the periods presented.

Peer Group

Chico’s FAS, Inc. (NYSE:CHS)

The Gap, Inc. (NYSE: GPS)

Limited Brands, Inc. (NYSE:LTD)

Ann Taylor Stores Corporation (NYSE:ANN)

Coldwater Creek Inc. (NASDAQ:CWTR)

(The) Talbots, Inc. (NYSE:TLB)

(f)	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities

In the fourth quarter of 2008, we issued an aggregate of 6,750 restricted stock units (“RSUs”) as grants to induce two individuals to accept employment with the Company:

DATE OF GRANT	NAME OF RECIPIENT	TITLE OF OFFERED EMPLOYMENT	NUMBER OF RSUs
September 29, 2008	Scott Hutsenpiller	Vice President, Outerwear/Activewear Design	4,250

October 1, 2008	Jean Park	Divisional Vice President, Men’s Retail Merchandise	2,500

The RSUs will vest four years after the date of grant, and will be settled for an equal number of shares of the Company’s common stock. The RSUs were issued as equity inducement grants to employment under NASDAQ Marketplace Rule 4350(i) and in reliance upon the exemption from registration provided by Section 4(2) of the Securities Exchange Act of 1934, as amended and Regulation D, Rule 506, promulgated thereunder.

Item 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical financial and other information for the Predecessor and Successor entities as of the dates and for the periods indicated. Financial information for periods prior to July 2, 2005 (the date we adopted fresh start accounting upon our emergence from bankruptcy) relates to the Predecessor and financial information for periods as of and subsequent to July 2, 2005 relates to the Successor. We refer to the entities prior to emergence from bankruptcy as the “Predecessor” and to the emerged entities as the “Successor”. The Predecessor consists of Eddie Bauer, Inc., EBFS, the IT Group and Saint John. The Successor consists of Eddie Bauer, Eddie Bauer, Inc., FSAC, SAC, EBFS, EBCS, EBIT and the obligations associated with Spiegel’s former pension and other post-retirement plans that were assumed by Eddie Bauer. Because of our emergence from bankruptcy and our corresponding adoption of fresh start accounting, our financial information for any period prior to July 2, 2005 will not be comparable to financial information for periods after that date.

Our fiscal year ends on the Saturday closest to December 31. Fiscal year 2008 includes 53 weeks, while fiscal years 2007-2004 include 52 weeks. Our selected historical balance sheet information as of January 3, 2009, December 29, 2007, December 30, 2006, December 31, 2005, July 2, 2005 (the date we adopted fresh start accounting) and January 1, 2005 are derived from our audited consolidated and combined balance sheets. Our selected historical statement of operations information for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006, the six months ended December 31, 2005 and July 2, 2005, and fiscal year ended January 1, 2005 are derived from our audited consolidated and combined statements of operations.

For all periods presented, income from continuing operations excludes the results of our discontinued Eddie Bauer Home business unit which we discontinued in fiscal 2005. The results of operations of this business unit are presented separately as discontinued operations, net of tax.

The Company’s results of operations and financial condition reflected below include the Company’s adoption of SFAS No. 123(R), Share-Based Payment effective July 2, 2005; SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) effective fiscal 2006 (with the measurement provisions adopted effective fiscal 2008); FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 effective fiscal 2007; and SFAS No. 157, Fair Value Measurements, effective fiscal 2008.

The following financial information should be read in conjunction with our financial statements and related notes included elsewhere in this annual report, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Successor 2008(a)	Successor 2007	Successor 2006	Successor Six Months Ended December 31, 2005	Predecessor Six Months Ended July 2, 2005	Combined 2005	Predecessor 2004
	($ in thousands, except per share data)
Statement of Operations Information:
Net sales and other revenues	$1,023,437	$1,044,353	$1,013,447	$593,711	$465,723	$1,059,434	$1,120,761
Revenue from Spiegel-affiliated parties	—	—	—	—	—	—	37,154

Total revenues	1,023,437	1,044,353	1,013,447	593,711	465,723	1,059,434	1,157,915
Costs of sales, including buying and occupancy	628,191	630,853	603,171	337,318	259,536	596,854	604,864
Impairment of indefinite-lived intangible assets(b)	144,574	—	117,584	40,000	—	40,000	—
Selling, general and administrative expenses	393,585	441,875	411,300	214,125	185,225	399,350	452,603

Total operating expenses	1,166,350	1,072,728	1,132,055	591,443	444,761	1,036,204	1,057,467
Operating income (loss)	(142,913)	(28,375)	(118,608)	2,268	20,962	23,230	100,448
Interest expense	(22,800)	(26,698)	(26,928)	(11,064)	(761)	(11,825)	(316)
Other income (expense) , net(c)	13,385	23,695	3,031	1,919	—	1,919	—
Equity in earnings (losses) of foreign joint ventures	(9,134)	(1,147)	(3,413)	174	(95)	79	3,590

Income (loss) from continuing operations before reorganization items and income tax expense	(161,462)	(32,525)	(145,918)	(6,703)	20,106	13,403	103,722
Gain on discharge of liabilities(d)	—	—	—	—	(107,559)	(107,559)	—
Reorganization costs and expenses, net	—	—	—	—	13,686	13,686	26,871

Income (loss) from continuing operations before income tax expense	(161,462)	(32,525)	(145,918)	(6,703)	113,979	107,276	76,851
Income tax expense(e)	4,067	69,193	65,531	14,645	50,402	65,047	36,080

Income (loss) from continuing operations	(165,529)	(101,718)	(211,449)	(21,348)	63,577	42,229	40,771
Income (loss) from discontinued operations, net of tax	—	—	(534)	(1,440)	(2,661)	(4,101)	2,893

Net income (loss)	$(165,529)	$(101,718)	$(211,983)	$(22,788)	$60,916	$38,128	$43,664

Basic and Diluted Earnings Per Share Information(f):
Loss from continuing operations per share	$(5.38)	$(3.33)	$(7.04)	$(0.71)	n/a	n/a	n/a
Loss from discontinued operations per share	$—	$—	$(0.02)	$(0.05)	n/a	n/a	n/a
Net loss per share	$(5.38)	$(3.33)	$(7.06)	$(0.76)	n/a	n/a	n/a
Weighted average shares used to complete basic and diluted earnings per share	30,749,922	30,524,191	30,012,896	29,995,092	n/a	n/a	n/a
Operating Information—Unaudited(g):
Percentage increase (decrease) in comparable store sales(h)	(1.8)%	4.4%	(2.0)%	(6.0)%	3.4%	(2.2)%	(1.7)%
Average sales per square foot(i)	$275	$269	$256	n/a	n/a	$256	$252
Number of retail stores(j):
Open at beginning of period	271	279	292	279	304	304	330
Opened during the period	8	21	16	16	—	16	7
Closed during the period	(24)	(29)	(29)	(3)	(25)	(28)	(33)
Open at the end of the period	255	271	279	292	279	292	304
Number of outlet stores(j):
Open at beginning of period	120	115	108	103	101	101	103
Opened during the period	6	8	8	5	3	8	2
Closed during the period	(5)	(3)	(1)	—	(1)	(1)	(4)
Open at the end of the period	121	120	115	108	103	108	101
Total store square footage at end of period (in thousands)	2,527	2,653	2,752	2,897	n/a	2,897	2,960
Gross margin	$343,141	$358,527	$353,517	$228,161	$176,478	$404,639	$442,875
Gross margin%	35.3%	36.2%	37.0%	40.3%	40.5%	40.4%	42.3%
Capital expenditures	$21,014	$56,636	$45,814	$30,214	$8,641	$38,855	$13,906
Depreciation and amortization	$44,898	$50,333	$55,494	$26,589	$16,171	$42,760	$41,142

	Successor As of January 3, 2009	Successor As of December 29, 2007	Successor As of December 30, 2006	Successor As of December 31, 2005	Successor As of July 2, 2005	Predecessor As of January 1, 2005
	($ in thousands)
Balance Sheet Information:
Net working capital	$76,257	$71,821	$105,067	$107,297	$115,087	$112,577
Goodwill(b)	$43,174	$107,748	$114,765	$220,481	$220,481	$76,601
Trademarks(b)	$105,065	$185,000	$185,000	$185,000	$225,000	$58,756
Total assets	$596,920	$811,432	$855,910	$1,153,236	$1,186,005	$591,975
Due to (from) Spiegel	$—	$—	$—	$—	$—	$(37,751)
Total long-term debt(k)	$252,187	$262,275	$274,500	$298,500	$300,000	$—
Stockholders’ equity	$72,810	$256,272	$346,641	$545,020	$564,900	$292,391

(a)	Fiscal 2008 includes 53 weeks as compared to 52 weeks for fiscal years 2004 – 2007.
(b)	In conjunction with our impairment tests of indefinite-lived intangible assets, we recorded impairment charges of $64.6 million and $80.0 million related to our goodwill and trademarks, respectively, in the fourth quarter of 2008; $117.6 million related to our goodwill during the third quarter of 2006; and $40.0 million related to our trademarks during the fourth quarter of 2005. See “Note 6—Notes to Consolidated Financial Statements” below for more detailed descriptions of the impairment tests performed.
(c)	Other income (expense), net for fiscal 2008 and 2007 includes income of $9.0 million and $10.5 million, respectively, from fair value adjustments related to the embedded derivative associated with our 5.25% convertible senior notes (the “Notes”) issued in April 2007. Effective fiscal 2009, the conversion features of our convertible notes will no longer be considered embedded derivatives and therefore no fair value adjustments will be required. Fiscal 2007 also includes a $9.3 million gain on the sale of certain financing receivables sold in December 2007.
(d)	In accordance with SOP 90-7, we recorded a net gain of $107.6 million related to the discharge of our liabilities upon our emergence from bankruptcy for the six months ended July 2, 2005.
(e)	We recorded income tax expense associated with increases to our tax valuation allowances of $46.9 million, $27.2 million, $71.3 million and $15.3 million during fiscal 2008, 2007, 2006 and 2005, respectively. Fiscal 2008 income tax expense also reflects the goodwill impairment we recorded during the fourth quarter which was not deductible for income tax purposes. Additionally, in fiscal 2007 we recorded income tax expense of $56.6 million related to cash collections and the sale proceeds from our financing receivables, for which we utilized net operating loss carryforwards to offset income tax payments due. See further discussion in “Note 11—Notes to Consolidated Financial Statements” below for more detailed descriptions of our tax valuation allowance changes.
(f)	On June 21, 2005, in connection with our emergence from bankruptcy, we issued 30,000,000 shares of our common stock to certain unsecured creditors. Accordingly, earnings per share data have been included for periods subsequent to July 2, 2005. No earnings per share data have been presented for periods prior to July 2, 2005 because there were no shares outstanding for the combined entity.
(g)	Represents unaudited financial measures used by our management to assess the financial performance of our business.
(h)	Represents increase (decrease) over respective prior year period and includes net merchandise sales from retail and outlet stores that have been open for one complete fiscal year. Comparable store sales for fiscal 2008 has been calculated on a 53 week basis, which includes the 53 weeks in fiscal 2008 as compared to the 52 weeks of fiscal 2007 plus the addition of the first week of fiscal 2008, such that fiscal 2007 is presented on a comparable basis with 53 weeks.
(i)

Average sales per square foot is determined on an annual basis by dividing net merchandise sales from our retail and outlet stores for the fiscal year by the monthly average of the gross square feet during such fiscal year. References to square feet represent gross square feet and not net selling space. Net merchandise sales include net sales from both our comparable and non-comparable stores. Average sales per square foot for fiscal 2008 includes the impact of the 53rd week in fiscal 2008. Excluding the impact of the 53rd week in fiscal 2008, average sales per square foot would have been $268 per store.

(j)	Retail and outlet store count data excludes stores related to our discontinued Eddie Bauer Home business.
(k)	Includes current portion of long-term debt, which totaled $14.7 million as of January 3, 2009, $8.0 million as of December 30, 2006, $24.0 million as of December 31, 2005 and $3.0 million as of July 2, 2005, and included the excess cash flow payments due under the Company’s Amended Term Loan. No excess cash flow payment was required at the end of fiscal 2007. The Company amended its Amended Term Loan in April 2009 as further discussed in “Note 17—Notes to Consolidated Financial Statements” below. Total long-term debt as of January 3, 2009 and December 29, 2007 includes $59.4 million and $66.1 million, respectively, related to $75 million in Notes. The carrying value of our convertible notes is net of a discount, which totaled $17.3 million and $19.6 million, respectively, and included the fair value of the related embedded derivative of the conversion features of $1.7 million and $10.7 million, respectively, as of January 3, 2009 and December 29, 2007. See further discussion in “Notes 8 and 9—Notes to Consolidated Financial Statements” below for a more detailed discussion of the convertible notes and the embedded derivative liability we recorded related to the notes’ conversion features.

Quarterly Comparable Sales Results

The following table sets forth our historical unaudited quarterly comparable sales data (compared to sales of the same quarter the prior year):

Fiscal 2008				Fiscal 2007				Fiscal 2006
Q4(a)	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
(8.8)%	(1.1)%	8.6%	0.5%	4.8%	3.4%	0.9%	9.5%	4.6%	(1.5)%	(5.9)%	(10.0)%

(a)	The fourth quarter of fiscal 2008 includes 14 weeks versus 13 weeks in the fourth quarter of fiscal 2007. Comparable store sales for the fourth quarter of 2008 has been calculated on a 14 week basis, which includes the 14 weeks in the fourth quarter of fiscal 2008 as compared to the 13 weeks of the fourth quarter of fiscal 2007 plus the addition of the first week of fiscal 2008, such that fiscal 2007 is presented on a comparable basis with 14 weeks.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

Business Summary

Eddie Bauer is a specialty retailer that sells mens’ and womens’ outerwear, apparel and accessories for the active outdoor lifestyle. Our primary target customers are women and men who are 30-54 years old with an average annual household income of $77,000. Eddie Bauer is a nationally recognized brand that stands for high quality, innovation, style and customer service. Eddie Bauer was ranked as the 4th outerwear brand in a Women’s Wear Daily survey in July 2008, and 26th in a companion Women’s Wear Daily Top 100 Brands survey, also in July 2008.

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

As of January 3, 2009, we operated 376 stores, consisting of 255 retail stores and 121 outlet stores in the U.S. and Canada. During 2008, we had 33.9 million visits to our website and circulation of approximately 77 million catalogs.

We are minority participants in a joint venture operation that sells Eddie Bauer branded products through retail and outlet stores, websites and catalogs in Japan, and we license the Eddie Bauer name to various consumer product manufacturers and other retailers whose products complement our brand image.

2008 Business Developments

Five Key Initiatives

The management team has set initiatives, formulated strategies to achieve these initiatives, and began taking action to implement the initiatives in 2008, with the goal of rebuilding the Eddie Bauer brand as a leader in outerwear and apparel for an active outdoor lifestyle. Given the 12- to 18-month lead time to develop and introduce merchandise into our sales channels, and the current economic decline, the turnaround of the Eddie Bauer business will be a multi-year effort.

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

See “Item 1. Business—2008 and Beyond: Five Key Initiatives” for an expanded discussion of our key initiatives.

Loyalty Program

In September 2006, we launched our first full-scale customer loyalty program, Eddie Bauer Friends, for Eddie Bauer customers. The loyalty program allows customers in the United States to accrue points that may be redeemed for Eddie Bauer rewards certificates or used toward acquiring special Eddie Bauer merchandise. The full terms and conditions of the loyalty program are available at www.eddiebauerfriends.com. As of January 3, 2009, approximately 4.7 million customers have enrolled in our loyalty program, and approximately 61% of our U.S. net merchandise sales are generated in transactions utilizing a loyalty card. We continue to evaluate the performance of our loyalty program on an on-going basis. We believe that the program will be a valuable tool in driving customer purchases and fostering customer loyalty while facilitating our ability to track and market to our customers.

Real Estate

The table below represents our retail and outlet store activity during fiscal 2008 and 2007:

	Fiscal 2008	Fiscal 2007
Number of retail stores:
Open at beginning of period	271	279
Opened during the period	8	21
Closed during the period	(24)	(29)
Open at the end of the period	255	271
Number of outlet stores:
Open at beginning of period	120	115
Opened during the period	6	8
Closed during the period	(5)	(3)
Open at the end of the period	121	120

The number of stores we ultimately open during any given year will depend on our ability to obtain suitable locations on favorable terms, our working capital, general economic conditions, and the terms of our debt agreements. In addition to closing underperforming stores and opening new stores, our strategy includes “right-sizing” our existing stores, mainly through downsizing and relocations. We are generally satisfied with the retail store prototype size of approximately 5,500 square feet (excluding outlet stores). Currently, approximately 66% of our retail stores fall within 15% of this prototype size. We do not anticipate a significant change in store count over the short term, as we focus on increasing store productivity, as measured by sales per square foot, driven by our branding, merchandising and marketing initiatives. As we improve productivity, we will have the opportunity to develop a longer-term real estate strategy that more appropriately balances our retail and outlet store counts.

Industry Trends

Overall in 2008 the retail industry experienced slowing sales growth in the first half of the year and negative sales growth in the second half of the year, with the retail segment becoming highly promotional to move inventory. We anticipate that the overall industry negative trends will continue throughout at least the first half of 2009 and may continue beyond if the U.S. economy does not significantly improve as a result of the currently proposed economic stimulus packages or general increase in consumer confidence. The industry by nature is seasonal, with significant increases in revenues and expenses in the fourth quarter of each year due to holiday purchases. Additional industry factors that may impact our results in fiscal 2009 and beyond include the following:

•	Activewear and outerwear—two categories that we focused on in fiscal 2008—continue to show sales growth, and we continue to focus on expansion of our product selection in these categories;

•	A shift towards consumers being more willing to purchase apparel based on a value perception—apparel either priced at a lower retail, or with a level of quality that justifies a mid-market price;

•	A slowdown in the opening of competitors’ retail apparel stores;

•	Reduced investment by competitors in their luxury brands with a shift to value brands;

•	Continuing declines in mall traffic as a result of decreased consumer spending and closure of retail tenants;

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

Financial Operations Overview

We assess the performance of our business using various financial and operating measures, which primarily include:

•

Net merchandise sales—Net merchandise sales include sales of merchandise from our retail and outlet stores and our direct business, which includes sales from our catalogs and website, less discounts and sales return allowances. Upon the sale of a gift card, we defer the revenue and record a liability. We reduce the liability and record merchandise sales when the gift card is redeemed by the customer.

•

Comparable store sales—Comparable store sales include net merchandise sales from retail and outlet stores that have been open for one complete fiscal year. We exclude new store locations from our comparable store sales until they have been in operation for one complete fiscal year. Similarly, stores that are expanded or down-sized by more than 30% are also excluded from our comparable store base until they have been in operation in their new configuration for one complete fiscal year. Stores that are closed for more than 10 consecutive days are also excluded from our comparable store base. Certain financial adjustments, including the sales impact from our customer loyalty program, are excluded from our comparable store sales. Comparable store sales do not include net sales from our catalogs and website. Comparable store sales for fiscal 2008 has been calculated on a 53 week basis, which includes the 53 weeks in fiscal 2008 as compared to the 52 weeks of fiscal 2007 plus the addition of the first week of fiscal 2008, such that fiscal 2007 is presented on a comparable 53 week basis.

•

Other revenues—Other revenues include revenues associated with the royalties we receive from licensing agreements for the use of the Eddie Bauer trademark, royalties we receive from our international joint venture and shipping revenues from shipments to customers from our direct channel.

•

Gross margin—Gross margin is equal to our net merchandise sales less our costs of sales. We include in our costs of sales the direct cost of purchased merchandise, inbound freight, inventory write-downs, design, buying and production costs and occupancy costs related to store operations and our warehouse. We record costs of sales related to our customer loyalty program as points are earned by the customer, net of estimated breakage. We reduce costs of sales and record a reduction to merchandise sales, which therefore has no impact to our gross margin, when the reward certificates are redeemed by the customer. Costs of sales also include the amortization expenses associated with our finite-lived intangible assets. As noted below, our warehousing and distribution expenses (excluding occupancy costs related to our warehouse) and shipping and handling costs are included in selling, general and administrative expenses and are therefore excluded from our calculation of gross margin and gross margin percentage. As a result, our gross margin and gross margin percentage may not be comparable to those of other retailers.

•	Gross margin %—Gross margin % is calculated as our gross margin dollars as a percentage of our net merchandise sales.

•	Impairment of indefinite-lived intangible assets—These expenses include impairment charges related to our goodwill and trademarks.

•

Selling, general and administrative (“SG&A”)—These expenses include all operating expenses not included within costs of sales, such as store expenses other than occupancy costs, administrative expenses, marketing and advertising expenses, catalog production and mailing costs, program costs related to our customer loyalty program, warehousing and distribution expenses (excluding occupancy costs related to our warehouse, which are reflected in costs of sales), call center expenses (excluding occupancy costs related to our call center), shipping and handling costs associated with our catalog and website sales, stock based compensation expenses, depreciation and amortization of our non-store related property and equipment and impairments of long-lived assets. SG&A expenses also include gift card breakage related to gift cards purchased, which is the estimated amount of gift cards that will go unredeemed. Gift card breakage is recorded as a reduction to SG&A expenses when redemption is determined to be remote, based upon historical breakage percentages.

•

Interest expense—Interest expense includes interest on our senior secured revolving credit facility; interest on our senior secured term loan (the “Amended Term Loan”); interest expense and discount amortization on our Notes; and amortization of our deferred financing fees. Interest expense is reduced for interest we capitalize.

•

Other income (expense), net—Other income (expense), net includes non-operational income and expenses which primarily includes interest income earned on our cash and cash equivalents; fair value adjustments we were required to make on the embedded derivative liability associated with our Notes until the end of fiscal 2008; the net accretion on the financing receivables and liabilities associated with our securitization interests until their sale in December 2007; and other non-operating items, which included the loss on extinguishment of debt and gain on the sale of our net financing receivables during fiscal 2007 and the curtailment gain we recognized during fiscal 2008 related to our post-retirement benefits.

•

Equity in earnings (losses) of foreign joint ventures—This includes our proportionate share of the earnings or losses of current and former joint ventures. Additionally, equity in earnings (losses) of foreign joint ventures includes impairment charges associated with our equity investments. We own a 30% interest in Eddie Bauer Japan, Inc. and account for this investment under the equity method of accounting as we do not control this entity. Prior to March 1, 2008 we owned a 40% interest in Eddie Bauer GmbH & Co., a joint venture in Germany.

Fiscal and Fourth Quarter 2008 Overview

	Three Months Ended January 3, 2009 (14 weeks)	Three Months Ended December 29, 2007 (13 weeks)	Change	Twelve Months Ended January 3, 2009 (53 weeks)	Twelve Months Ended December 29, 2007 (52 weeks)	Change
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
	($ in thousands)
Net merchandise sales	$356,005	$377,637	$(21,632)	$971,332	$989,380	$(18,048)
Total revenues	$369,898	$392,430	$(22,532)	$1,023,437	$1,044,353	$(20,916)
Gross margin	$145,569	$165,243	$(19,674)	$343,141	$358,527	$(15,386)
Gross margin%	40.9%	43.8%	(2.9% )	35.3%	36.2%	(0.9% )
SG&A	$123,235	$132,517	$(9,282)	$393,585	$441,875	$(48,290)
Impairment of indefinite-lived intangible assets	$144,574	$—	$(144,574)	$144,574	$—	$(144,574)
Operating income (loss)	$(108,347)	$47,519	$(155,866)	$(142,913)	$(28,375)	$(114,538)

Net merchandise sales for the fourth quarter of 2008, which included 14 weeks, decreased $21.6 million, or 5.7%, from the fourth quarter of fiscal 2007, which included 13 weeks. Net merchandise sales for fiscal 2008, which included 53 weeks, decreased $18.0 million, or 1.8%, from fiscal 2007, which included 52 weeks. Net merchandise sales for the 53rd week of fiscal 2008 were approximately $22.0 million. Comparable store sales, as calculated on a comparable 14 week basis for the fourth quarter and on a comparable 53 week basis for the year, declined 8.8% and 1.8%, respectively. Comparable store sales, when excluding the effect of foreign exchange rates, declined 5.7% and 1.1%, for the fourth quarter and fiscal 2008 periods, respectively. Net merchandise sales in our direct business, which includes our catalog and website sales, declined $3.3 million and $3.7 million for the fourth quarter and fiscal year, respectively. Net merchandise sales in our stores and direct channel continued to be negatively impacted during the fourth quarter of fiscal 2008 due to the overall cut back in retail spending driven by the U.S. economic conditions. We began to see the slowing of growth in consumer retail spending during the third quarter of fiscal 2008, which accelerated in the fourth quarter. Net merchandise sales in fiscal 2008 were also impacted by second and third quarter planned decreases in catalog circulation.

Our gross margin and gross margin percentages for the fourth quarter of 2008 were $145.6 million and 40.9%, down from $165.2 million and 43.8% during the fourth quarter of fiscal 2007. The decline in our gross margin dollars during the fourth quarter reflected the $21.6 million decrease in our net merchandise sales, which was partially offset by a $1.9 million decrease in our costs of sales. The decline in our gross margin percentage during the fourth quarter resulted from a 1.7 percentage point decrease in our merchandise margins, primarily driven by higher markdowns spurred by an overall increase in promotional activity by our competitors to attract a declining amount of consumer spending during the holidays, and also due to higher buying and customer loyalty program costs as a percentage of our net merchandise sales. Our gross margin and gross margin percentages for fiscal 2008 were $343.1 million and 35.3%, down from $358.5 million and 36.2% for fiscal 2007. Consistent with the fourth quarter, our gross margin dollars and gross margin percentage for fiscal 2008 reflected the decline in our net merchandise sales and lower merchandise margins, as well as an increase in our buying costs. Partially offsetting these negative impacts to our gross margin was an $8.1 million decline in our occupancy costs during fiscal 2008.

SG&A expenses during the fourth quarter and fiscal 2008 decreased by $9.3 million and $48.3 million, respectively, versus the prior year periods. The fourth quarter decrease in SG&A expenses primarily reflected decreases of $4.7 million in incentive plan expenses; $2.8 million in professional services; $2.8 million in advertising and marketing costs; and $1.2 million lower stock compensation expenses. These decreases were partially offset by $7.5 million in store leasehold improvement impairments we recorded during the fourth quarter. See discussion of our fiscal 2008 versus fiscal 2007 SG&A expenses below under “Results of Operations”. We have set a target to reduce our SG&A expenses by an additional $10 – 15 million in fiscal 2009, excluding the impact of non-recurring items and the impact of the 53rd week in 2008.

Our operating losses for the fourth quarter and for fiscal 2008 increased $155.9 million and $114.5 million, respectively, which reflected $144.6 million in impairment charges related to our indefinite-lived intangible assets. During the fourth quarter of 2008, we recorded impairment charges of $80.0 million and $64.6 million related to our trademarks and goodwill, respectively. See further discussion below under “Results of Operations”.

Outlook

To increase our profitability and generate cash for future growth, we will need to effectively leverage our existing multi-channel infrastructure and increase our productivity, as measured by our comparable store sales and sales per square foot in our retail and outlet stores and through higher year-over-year sales in our direct channel. We believe that the five key initiatives identified above will help drive increased sales and margins, although weakening of consumer confidence and the slow-down in retail specialty apparel sales and the economy in general may negatively impact our ability to increase our sales per square foot and comparable store sales in 2009. Improvement in our gross margins and profitability also depends upon our ability to source our products at cost effective prices, control our transportation and energy costs and reduce our need for inventory markdowns. We have tightened our inventory controls and improved our ability to make quick purchases to increase certain inventory in the face of consumer demand, and in 2009 will purchase slightly less of our total forecasted sales of goods from our vendors initially, and then closely monitor inventory levels to make later purchases to fill out inventory if required to meet additional consumer demand. Additionally, our ability to control store occupancy and buying costs and efficiently manage our back-end operations and fixed costs will also impact our future gross margins and profitability. As discussed above, we have initiatives underway to further reduce costs in 2009 and improve efficiency. We anticipate that these initiatives will reduce our costs of sales and SG&A. Despite our strategy to design products that appeal to our target customers, changes in customer preferences or demand or lack of customer response to these designs could result in increased costs and lower margins if we are required to increase our inventory markdowns or redesign our product offerings. We must continue to make improvements in our merchandise collection and improve our net merchandise sales in order to develop a sustainable trend of improving results.

Results of Operations

The following is a discussion of our results of operations for fiscal 2008, 2007 and 2006. Our fiscal year ends on the Saturday closest to December 31. The 2008 fiscal year reflects a 53 week period from December 30, 2007 to January 3, 2009. The 2007 fiscal year reflects a 52 week period from December 31, 2006 to December 29, 2007 and the 2006 fiscal year reflects a 52 week period from January 1, 2006 to December 30, 2006.

Fiscal 2008 (53 weeks) Compared to Fiscal 2007 (52 weeks)

Revenues

	Fiscal 2008 (53 weeks)	Fiscal 2007 (52 weeks)	Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Retail and outlet store sales	$697,133	$711,427	$(14,294)
Direct sales	274,199	277,916	(3,717)
Other merchandise sales	—	37	(37)

Net Merchandise Sales	971,332	989,380	(18,048)
Shipping revenues	34,037	34,220	(183)
Licensing revenues	12,844	13,846	(1,002)
Foreign royalty revenues	4,961	6,341	(1,380)
Other revenues	263	566	(303)

Net sales and other revenues	$1,023,437	$1,044,353	$(20,916)

Percentage increase (decrease) in comparable store sales	(1.8)%	4.4%	n/a

Net merchandise sales for the 53 weeks in fiscal 2008 totaled $971.3 million, a decrease of $18.0 million, or 1.8%, from the 52 weeks of fiscal 2007. Retail and outlet store sales and sales from our direct business, which includes our catalog and website sales, decreased $14.3 million and $3.7 million, respectively. Net merchandise sales for the 53rd week in fiscal 2008 were approximately $22.0 million. Net merchandise sales in our stores and direct channel continued to be negatively impacted during the fourth quarter of fiscal 2008 due to the overall cut back in retail spending driven by the U.S. economic conditions, and direct sales were impacted starting in the second quarter by planned decreases in catalog circulation.

Comparable store sales, as calculated on a 53 week basis for both periods, declined 1.8% for our combined retail and outlet stores in fiscal 2008 versus fiscal 2007, which included an 8.8% decline in total comparable store sales in the fourth quarter of 2008. Comparable store sales, when excluding the effect of foreign exchange rates, declined 5.7% and 1.1%, for the fourth quarter and fiscal 2008 periods, respectively. Comparable store sales in our retail stores declined 2.0% and 10.5% in fiscal 2008 and the fourth quarter of fiscal 2008, respectively. Comparable store sales in our outlet stores decline 1.5% and 5.4% in fiscal 2008 and the fourth quarter of fiscal 2008, respectively.

Non-comparable store sales in fiscal 2008 totaled $95.1 million compared to $108.7 million in fiscal 2007. The $13.6 million decrease in non-comparable store sales was primarily driven by a $35.2 million impact associated with sales from closed stores during 2008, which were partially offset by an increase of $22.1 million in net merchandise sales associated with new stores opened in fiscal 2008 and non-comparable stores (sales from retail and outlet stores that have not been open for one complete fiscal year and stores that are expanded or down-sized by more than 30% and have not been in operation in their new configuration for one complete fiscal year).

Licensing revenues in fiscal 2008 declined $1.0 million versus the prior year due to lower sales of licensed products, driven in part by one of our licensees liquidating during the third quarter of 2008 and a second licensee filing for bankruptcy protection during the fourth quarter of 2008. The $1.4 million decrease in our foreign royalty revenues during fiscal 2008 versus the prior year resulted from lower net merchandise sales from our joint venture with Eddie Bauer Japan and a reduction in royalty rates in 2008 and 2009 under a new license agreement with our former joint venture in Germany. In June 2008, we and the other joint venture partners in our Eddie Bauer Germany joint venture transferred our interests in the joint venture, effective March 1, 2008, to a third party in return for a release of liabilities. As part of the transfer of the joint venture interest, we transferred our royalty receivables to the third party, terminated the prior license agreement and entered into a new licensing arrangement to license the use of our tradename and trademarks to Eddie Bauer Germany for a five-year period in exchange for specified royalties. As a result of the termination of the prior licensing agreement and the execution of a new agreement with a reduced royalty rate for the first two years, as well as a continuing economic downturn in the Japanese economy, our results of operations during fiscal 2009 will reflect a continued decrease in foreign royalty revenues.

Cost of goods sold, including buying and occupancy and gross margin and gross margin %

	Fiscal 2008 (53 weeks)	Fiscal 2007 (52 weeks)	Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Net merchandise sales	$971,332	$989,380	$(18,048)
Cost of sales, including buying and occupancy	$628,191	$630,853	$(2,662)
Gross margin	$343,141	$358,527	$(15,386)
Gross margin as a % of net merchandise sales	35.3%	36.2%	(0.9)%

Our gross margin for fiscal 2008 was $343.1 million, a decrease of $15.4 million, or 4.3%, from our gross margin of $358.5 million during fiscal 2007, and reflected the $18.0 million decrease in our net merchandise sales and a $2.6 million decrease in our costs of sales during the current year versus the prior year.

The $2.6 million decrease in our costs of sales included:

•

a decrease of $8.1 million in our occupancy costs driven by a $2.9 million decrease in amortization expense of our leasehold improvements recorded with our fresh start accounting upon emergence from bankruptcy; a decrease of $2.5 million in retail store rent expense due to fewer stores; a decrease of $1.5 million in lower rent expense and common area maintenance charges in our corporate facilities allocated to costs of sales; and a $1.3 million decrease in taxes/utilities.

•	a $0.9 million decrease in amortization expense associated with our customer-relationship intangible assets.

Partially offsetting these decreases in costs of sales were:

•	an increase of $4.2 million in buying costs, comprised of increases in salaries and benefits costs due to an increase in headcount and an increase in professional services costs; and

•

a $2.0 million increase in our merchandise costs due to a higher number of units sold, which were slightly offset by a lower cost per unit and a higher benefit from customer loyalty program certificates reclassified as a reduction to net merchandise sales.

Our gross margin percentage decreased to 35.3% in fiscal 2008, down from 36.2% in fiscal 2007. The 0.9 percentage point decrease in our gross margin percentage was due primarily to:

•

a 1.0 percentage point decline in our merchandise margins, driven by an increase in markdowns taken to promote sales, particularly during the fourth quarter of 2008 when our merchandise margins declined by 1.7 percentage points; and

•	an increase in buying costs discussed above, which resulted in a 0.5 percentage point decrease in gross margin percentage.

Partially offsetting these decreases to our gross margin percentage was a 0.5 percentage point improvement from lower occupancy costs as a percentage of our net merchandise sales.

Our warehousing and distribution expenses (excluding occupancy costs related to our warehouses) and shipping and handling costs are included in selling, general and administrative expenses as discussed further below. As a result, our gross margin and gross margin percentages may not be comparable to those of other retailers who may include these costs in their gross margin and gross margin percentages. Our warehousing and distribution expenses reflected in selling, general and administrative expenses for fiscal 2008 and 2007 were $29.5 million and $30.2 million, respectively. Our shipping and handling costs reflected in selling, general and administrative expenses for fiscal 2008 and 2007 were $27.1 million and $25.4 million, respectively. Going forward, adding an additional sourcing agent and opening a Hong Kong branch office to handle direct sourcing may allow us to reduce our cost of goods.

Selling, general and administrative expenses (SG&A)

	Fiscal 2008 (53 weeks)	Fiscal 2007 (52 weeks)	Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Selling, general and administrative expenses (SG&A)	$393,585	$441,875	$(48,290)
SG&A as a % of net merchandise sales	40.5%	44.7%	(4.2%	)

SG&A expenses for fiscal 2008 were $393.6 million, representing a decrease of $48.3 million, or 10.9% from the prior year. SG&A expenses as a percentage of net merchandise sales for fiscal 2008 were 40.5%, down from 44.7% in the prior year and included non-recurring expenses of $10.0 million, which included $2.5 million of severance for our reduction in workforce initiative in the first quarter of 2008 and $7.5 million of impairments of store leasehold improvements during the fourth quarter of 2008. Based upon our analysis of certain of our stores’ historical and projected future operating cash flows, we determined that the carrying value of these leasehold improvements exceeded their fair value and accordingly we impaired these assets. Non-recurring expenses in 2007 totaled $16.4 million, which included a $5 million merger termination fee; $8.4 million, including $3.2 million of accelerated stock-based compensation expense, related to the resignation of our former CEO; $1.4 million of legal and other costs related to our terminated merger agreement; and a $1.6 million charge related to a litigation settlement.

SG&A expenses during fiscal 2008 also decreased versus the prior year period as a result of an initiative to remove $25-30 million in year-over-year costs that included:

•

a $12.4 million reduction in marketing, advertising and promotion costs through the elimination of unproductive advertising, primarily related to lower catalog circulation to less productive acquired addresses and reductions in store marketing costs, internet advertising and brand marketing expenses;

•

a $12.8 million decrease in professional services and legal expenses, driven by a reduction in outsourcing of executive, legal, tax, accounting and investor relations functions; lower expenses for Sarbanes-Oxley compliance; and the non-recurrence of executive recruitment expenses and consulting expenses for cost reduction initiatives incurred during 2007;

•	a $3.9 million reduction in total incentive and bonus plan accruals for both our corporate employees and store employees;

•	a $2.8 million reduction in salaries and benefits due primarily to the 123-position reduction in workforce we instituted during the first quarter of 2008;

•	a $2.3 million decrease in warehousing and distribution expenses primarily driven by reduced personnel and occupancy expenses in our distribution center;

•

a $2.0 million decrease in depreciation and amortization expense primarily related to the fresh start adjustments on leasehold improvements that we recorded upon our emergence from bankruptcy which became fully amortized during mid-2007;

•	a $1.4 million reduction in stock-based compensation expenses; and

•	a $1.0 million decrease in program-related expenses associated with our customer loyalty program.

These decreases in SG&A expenses during fiscal 2008 versus the prior year were partially offset by a $2.8 million unfavorable variance in capitalized overhead costs due to the lower inventory levels at the end of fiscal 2008 versus 2007, and a $1.7 million increase in shipping costs driven by higher shipping rates due to higher fuel costs.

Gift card breakage reduced SG&A expenses for fiscal 2008 and 2007 by $2.1 million and $2.2 million, respectively.

We have set a target to reduce our SG&A expenses by an additional $10 – 15 million in fiscal 2009, excluding the impact of non-recurring items and the impact of the 53rd week in 2008.

Impairment of indefinite-lived intangible assets

	Fiscal 2008 (53 weeks)	Fiscal 2007 (52 weeks)	Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Impairment of indefinite-lived intangible assets	$144,574	$—	$144,574

We performed our annual impairment tests of goodwill and trademarks during the fourth quarter of fiscal 2008 consistent with the methodologies used in prior years. The fair value of our trademarks was estimated to be $105 million, which resulted in an impairment charge of $80 million, which we recognized during the fourth quarter of 2008. The fair value of our trademarks was determined using an income approach, which calculated the discounted present value of estimated future royalty cash flows of our net merchandise sales. The discounted present value was calculated using our five-year long-range plan, a terminal value growth rate of 3.0%, and a discount rate of 20.0%. The decline in the fair value of our trademarks since the prior year-end was due principally to lower merchandise sales during the fourth quarter of 2008 and decreases in forecasted net merchandise sales within our five-year long-range plan, driven by the overall downturn in the economy and projected continued declines in consumer retail spending.

The fair value of our enterprise value for purposes of our goodwill impairment test during the fourth quarter of 2008 was also determined using an income approach, and was estimated using a discounted cash flow model and was further supported by valuations using a market approach (e.g. market comparables for other retail companies) and by the indicated value from our common stock price, including a control premium. We have one reporting unit for purposes of our goodwill impairment test. Our goodwill impairment test was completed using the two-step approach prescribed in SFAS 142. The first step included a determination of the enterprise value of the Company using a discounted cash flow model which included our five-year long-range plan related to the future cash flows of our primary assets; a discount rate of 17.0%, which represented our weighted average cost of capital; and a terminal value growth rate of 3.0%. In order to assess the fair value of the Company in its entirety, following the calculation of the discounted cash flows of our primary assets, the book value of our interest-bearing debt was deducted and the fair values of the assets not contributing to the discounted cash flows of our primary assets, including our net operating loss carryforwards, were added to derive the fair value of our total net assets. Upon completion of step one of the goodwill impairment test, the estimated fair value of the Company was less than the carrying value of our net book value and long-term debt. Accordingly, we completed step two of the goodwill impairment test, which included comparing the implied fair value of the Company with the carrying amount of goodwill. Upon completion of step two of the goodwill impairment test, we recorded an impairment charge of $64.6 million related to our goodwill. Consistent with the decline in the fair value of our trademarks, the decline in our enterprise value since the prior year-end was driven by the overall downturn in the economy and projected continued declines in consumer retail spending.

Our impairment evaluations of both goodwill and trademarks included reasonable and supportable assumptions and projections and were based on estimates of projected future cash flows. The long-range projections used in our impairment evaluations assume that we will successfully introduce merchandise assortments that appeal to our core customer tastes and preferences and respond to future changes in customer style preferences in a timely and effective manner. These estimates of future cash flows are based upon our experience, historical operations of our stores, catalogs and website, estimates of future profitability and economic conditions, including future consumer retail spending. Future estimates of profitability and economic conditions require estimating such factors as sales growth, employment rates and the overall economics of the retail industry for up to twenty years in the future, and are therefore subject to variability, are difficult to predict and in certain cases, the factors are beyond our control. The assumptions utilized by management were consistent with those developed in conjunction with our long-range planning process. If the assumptions and projections underlying these evaluations are not achieved, or should we ultimately adopt and pursue different long-range plans, or general economic conditions which impact retail spending deteriorate more significantly than the current assumptions, the amount of the impairment could be adversely affected. Accordingly, there can be no assurance that there will not be additional impairment charges in the future based on future events and that the additional charges would not have a materially adverse impact on our financial position or results of operations.

Equity in earnings (losses) of foreign joint ventures

	Fiscal 2008 (53 weeks)	Fiscal 2007 (52 weeks)	Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Equity in earnings (losses) of foreign joint ventures	$(9,134)	$(1,147)	$(7,987)

Losses of foreign joint ventures for fiscal 2008 of $9.1 million included losses of $4.1 million and $5.0 million from Eddie Bauer Germany and Eddie Bauer Japan, respectively. The losses from Eddie Bauer Japan included an impairment charge of $3.7 million recorded during the fourth quarter of 2008 as the estimated fair value of our investment in Eddie Bauer Japan, based upon future discounted cash flows of its projected royalty revenues, was less than the carrying value of our investment. Accordingly, as the decline in fair value was determined to be other than temporary, we reduced our investment value.

In February 2008, as a result of prior discussions related to the poor performance of our joint venture in Germany, we received a required one-year notice from our joint venture partners in Eddie Bauer Germany of their decision to terminate the joint venture arrangement, and as a result, the joint venture, together with a companion license arrangement, would have terminated in February 2009. In June 2008, we and the other joint venture partners completed the transfer, effective March 1, 2008, of our interests in the joint venture to a third party in return for a release of past and future liabilities. As a result of the above-mentioned termination notice, we performed an impairment review of our investment in Eddie Bauer Germany during the first quarter of 2008 and determined that an other-than-temporary impairment existed. Accordingly, we recognized an impairment charge of $3.9 million during the first quarter of 2008, which reduced our investment in Eddie Bauer Germany to zero and also reflected our legal obligation to fund our proportionate share of Eddie Bauer Germany’s losses for its fiscal year ending February 29, 2008.

Losses of foreign joint ventures for fiscal 2007 of $1.1 million included our share of losses related to Eddie Bauer Germany of $0.9 million and $0.2 million from Eddie Bauer Japan.

Interest expense

	Fiscal 2008 (53 weeks)	Fiscal 2007 (52 weeks)	Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Interest expense	$22,800	$26,698	$(3,898)

Interest expense during fiscal 2008 decreased $3.9 million as compared to the prior year, primarily as a result of a $6.5 million decrease in interest expense associated with our Amended Term Loan due to lower average interest rates and also due to a lower average balance outstanding resulting from the refinancing in April 2007 and prepayments made during the fourth quarter of 2007 and first two quarters of 2008. See further description of the April 2007 refinancing of our term loan, the issuance of our convertible notes, and the prepayments on our Amended Term Loan within “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below. This decrease was partially offset by an increase of $1.9 million of interest expense, including the discount amortization, related to the $75 million of convertible notes we issued in April 2007 and a $1.0 million decrease in interest capitalized due to a decrease in capital expenditures in fiscal 2008 versus fiscal 2007.

As a result of the First Amendment to our Amended Term Loan executed in April 2009, our interest rates on our Amended Term Loan will be significantly higher in fiscal 2009 and thereafter, and we will be obligated to pay significant fees and issue equity securities to the lenders, thereby resulting in a significant increase to our interest expense for financial reporting purposes. See further discussion of the amendment in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity” below.

The Company adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), effective with the first quarter of fiscal 2009. While FSP APB 14-1 does not change the economic substance for our convertible notes, due to the accretion of the discounted carrying value of the convertible notes to their face amount, we anticipate that interest expense will increase. This increase in interest expense will have no effect on our cash flows, liquidity or financial covenants related to our various credit facilities. See a more detailed discussion of FSP APB 14-1 in “Note 3—Notes to Consolidated Financial Statements” below.

Other income (expense), net

	Fiscal 2008 (53 weeks)	Fiscal 2007 (52 weeks)	Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Net accretion of financing receivables/payables	$—	$5,531	$(5,531)
Gain on sale of net financing receivables/payables	113	9,303	(9,190)
Loss on extinguishment of debt	—	(3,284)	3,284
Fair value adjustment of convertible note embedded derivative liability	9,040	10,483	(1,443)
Interest rate swap gain	—	228	(228)
Curtailment gain	3,918	—	3,918
Interest income and other	314	1,434	(1,120)

Other income (expense), net	$13,385	$23,695	$(10,310)

Other income (expense), net of $13.4 million for fiscal 2008 primarily included $9.0 million of income related to fair value adjustments on the embedded derivative liability associated with our Notes (see further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below) and the $3.9 million curtailment gain we recorded during the fourth quarter related to decreases in the Company-paid costs for retiree post-retirement benefits. We recognized other income during fiscal 2008 on our embedded derivative liability due to the decrease in estimated fair value of the conversion features associated with our Notes, which was largely driven by the decrease in our common stock price during fiscal 2008. Effective with the first quarter of 2009, we will no longer be required to make fair value adjustments as the conversion features of the Notes will no longer be considered an embedded derivative liability.

Other income (expense), net for fiscal 2007 of $23.7 million included $10.5 million of income associated with the change in fair value of our convertible note embedded derivative liability; a $9.3 million gain on the sale of our net financing receivables; $5.5 million of net accretion income related to the financing receivables/payables prior to their sale in December 2007; $1.4 million of interest income; and a $0.2 million gain associated with the interest rate swap we terminated in April 2007. These items were partially offset by the $3.3 million loss we recorded related to the extinguishment and refinancing of our term loan in April 2007.

Income tax expense

	Fiscal 2008 (53 weeks)	Fiscal 2007 (52 weeks)	Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Income tax expense	$4,067	$69,193	$(65,126)

Income tax expense for fiscal 2008 totaled $4.1 million despite a pre-tax loss of $161.5 million. The primary differences between our calculated federal tax benefit of $56.5 million (35% of our pre-tax loss of $161.5 million) and our reported tax expense of $4.1 million were the non-deductible goodwill impairment of $64.6 million ($22.6 million tax affected) we recognized during the fourth quarter of 2008 and $46.9 million of tax expense associated with increases to our deferred tax valuation allowances also recorded during the fourth quarter of 2008. As a result of our operating performance during the fourth quarter of 2008, and our forecasted operating results in fiscal 2009, 2010 and 2011, we determined that a full valuation allowance was required for our net deferred tax assets and recorded income tax expense of $46.9 million during the fourth quarter.

See “Fiscal 2007 Compared to Fiscal 2006—Income Tax Expense” below for a discussion of our income tax expense for fiscal 2007.

Fiscal 2007 (52 weeks) Compared to Fiscal 2006 (52 weeks)

Revenues

	Fiscal 2007	Fiscal 2006	Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Retail & outlet store sales:
Comparable store sales	$591,393	$566,451	$24,942
Non-comparable store sales	120,034	133,693	(13,659)

Total retail & outlet store sales	711,427	700,144	11,283
Direct sales	277,916	256,463	21,453
Other merchandise sales	37	81	(44)

Net merchandise sales	989,380	956,688	32,692
Shipping revenues	34,220	34,022	198
Licensing revenues	13,846	15,707	(1,861)
Foreign royalty revenues	6,341	6,626	(285)
Other revenues	566	404	162

Net sales and other revenues	1,044,353	1,013,447	30,906

Percentage increase (decrease) in comparable store sales	4.4%	(2.0)%	n/a

Net merchandise sales increased $32.7 million, or 3.4%, in fiscal 2007 versus fiscal 2006, which included an increase of $11.3 million, or 1.6%, in our retail and outlet store sales and an increase of $21.5 million, or 8.4%, in our catalog and website sales. The year-over-year increase in net merchandise sales was a result of more focused marketing efforts, both in-store and through our catalogs, and targeted merchandising emphasizing historically successful items, with fewer colors and styles. Comparable store sales, which includes sales from both our retail and outlet stores, during fiscal 2007 increased 4.4%, or $24.9 million. Comparable store sales in our retail stores for fiscal 2007 increased 8.9%, or $30.2 million, while comparable store sales in our outlet stores decreased 2.3%, or $5.3 million, versus the prior year period. Comparable store sales in our retail stores for fiscal 2006 decreased 1.2%, or $4.3 million, while comparable store sales in our outlet stores decreased 3.1%, or $7.0 million, versus the prior year period.

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

Cost of goods sold, including buying and occupancy and gross margin and gross margin %

	Fiscal 2007	Fiscal 2006	Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Net merchandise sales	$989,380	$956,688	$32,692
Cost of sales, including buying and occupancy	$630,853	$603,171	$27,682
Gross margin	$358,527	$353,517	$5,010
Gross margin as a % of net merchandise sales	36.2%	37.0%	(0.8)%

Our gross margin for fiscal 2007 was $358.5 million, an increase of $5.0 million, or 1.4%, from our fiscal 2006 gross margin of $353.5 million. The $27.7 million increase in our costs of sales during fiscal 2007 versus the prior year primarily reflected an increase of $21.2 million in our merchandise costs, excluding the impact of the customer loyalty award cost (e.g. the amount we reclassify as a reduction to costs of sales and reduction to revenue when the award is used for a purchase). Merchandise costs increased from the prior year as a result of the corresponding increase in our net merchandise sales and higher inventory markdowns related to excess inventories, particularly in our men’s apparel. Additionally, the total costs of the customer loyalty program, including the award cost, increased $7.6 million due to an increase in customer loyalty program participants and a full year of expense versus fiscal 2006, which included only a partial year of expense as the program was launched in September 2006. The net impact of our customer loyalty program for fiscal 2007 was an increase to costs of sales of $2.9 million and a reduction to net merchandise sales (including both retail and outlet stores and our direct channel) of $7.7 million. The net impact of our customer loyalty program for fiscal 2006 was an increase of $2.0 million to costs of sales and a reduction to net merchandise sales of $1.0 million. The total reduction to our gross margin from our customer loyalty program for fiscal 2007 and fiscal 2006 was $10.6 million and $3.0 million, respectively.

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

Selling, general and administrative expenses

	Fiscal 2007	Fiscal 2006	Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Selling, general and administrative expenses (SG&A)	$441,875	$411,300	$30,575
SG&A as a % of net merchandise sales	44.7%	43.0%	1.7%

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

SG&A expense during fiscal 2007 also increased versus the prior year period as a result of the following:

•	$6.2 million in increased advertising expenses primarily related to brand advertising, website production and advertising and costs associated with changes to our store signage;

•	$4.0 million in increased incentive plan expenses including guaranteed incentives for our CEO hired in July 2007;

•	$5.2 million in increased professional services costs to support compliance with Sarbanes-Oxley, executive recruiting fees and operations consulting;

•

$3.6 million of increased payroll and benefits costs resulting from an increase in headcount in our corporate offices, higher payroll rates in our stores, and a $0.6 million sign-on bonus for our CEO hired in July 2007;

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

•	a $1.5 million decrease in our information technology costs.

Gift card breakage reduced SG&A expenses for fiscal 2007 and 2006 by $2.2 million and $2.3 million, respectively.

Impairment of indefinite-lived intangible assets

	Fiscal 2007	Fiscal 2006	Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Impairment of indefinite-lived intangible assets	$—	$117,584	$(117,584)

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

The fair value of our trademarks during the third quarter of 2006 was determined using an income approach, which calculated the discounted present value of estimated future royalty cash flows of our net merchandise sales, which was based upon our five-year long-range plan; a terminal value growth rate of 3.5% and a discount rate of 17.5% and was estimated to be $185 million, equal to their net book value. Accordingly, no impairment charge was recorded during the third quarter of 2006 related to our trademarks.

Our enterprise value for purposes of our goodwill impairment test during the third quarter of 2006 was estimated using an income approach (e.g. discounted cash flow model) and was further supported by valuations using market comparables and market transactions for other retail companies and our common stock price, including a control premium. The premise of the discounted cash flow model was based upon our five-year long-range plan related to the future cash flows of our primary assets. The discounted cash flow valuation used a discount rate of 14.5%, and a terminal value growth rate of 3.5%. In order to assess our fair value in its entirety, following the calculation of the discounted cash flows of our primary assets, the book value of our interest-bearing debt was deducted and the fair values of the assets not contributing to the discounted cash flows of our primary assets, including our NOL carryforwards, were added to derive the fair value of our total net assets. Upon completion of step one of the goodwill impairment test, our estimated enterprise fair value was less than the carrying value of our net book value and long-term debt. Accordingly, we completed step two of the goodwill impairment test, which included comparing the implied fair value of the company with the carrying amount of goodwill. Upon completion of step two of the goodwill impairment test, we recorded an impairment charge of $117.6 million related to our goodwill.

Equity in losses of foreign joint ventures

	Fiscal 2007	Fiscal 2006	Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Equity in losses of foreign joint ventures	$(1,147)	$(3,413)	$2,266

Losses of foreign joint ventures for fiscal 2007 of $1.1 million included our share of losses related to Eddie Bauer Germany of $0.9 million and $0.2 million from Eddie Bauer Japan. Losses of foreign joint ventures for fiscal 2006 of $3.4 million included losses related to Eddie Bauer Germany of $4.2 million and earnings from Eddie Bauer Japan of $0.8 million. We recognized equity losses of $0.6 million in fiscal 2007 and $0.7 million in fiscal 2006 (December) from Eddie Bauer Germany’s estimated losses related to a number of store closings. See further discussion above of the termination of our joint venture interest in Eddie Bauer Germany effective March 1, 2008.

Interest expense

	Fiscal 2007	Fiscal 2006	Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Interest expense	$26,698	$26,928	$(230)

Despite the fact that interest expense remained relatively flat during fiscal 2007 as compared to the prior year, interest expense during fiscal 2007 included $4.5 million of interest associated with the $75 million of

Notes we issued in April 2007. The $4.5 million of interest expense related to our Notes included $1.6 million of discount amortization. Offsetting the increase in interest expense from the Notes was a decrease in interest expense of $3.3 million related to our Amended Term Loan due to the lower outstanding principal balance as well as a lower average interest rate resulting from our refinancing of the term loan in April 2007. Additionally, interest expense on our revolving line of credit decreased $0.5 million due to lower average outstanding borrowings and a lower average interest rate. During fiscal 2007 and 2006, we capitalized interest of $1.6 million and $0.8 million, respectively.

Other income (expense), net

	Fiscal 2007	Fiscal 2006	Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Net accretion of financing receivables/payables	$5,531	$1,791	$3,740
Gain on fair value adjustment of net financing receivables/payables	—	466	(466)
Gain on sale of net financing receivables/payables	9,303	—	9,303
Loss on extinguishment of debt	(3,284)	—	(3,284)
Fair value adjustment of convertible note embedded derivative liability	10,483	—	10,483
Interest rate swap gain	228	—	228
Interest income and other	1,434	774	660

Other income (expense), net	$23,695	$3,031	$20,664

Other income (expense), net for fiscal 2007 of $23.7 million included $10.5 million of income associated with the change in fair value of our convertible note embedded derivative liability; a $9.3 million gain on the sale of our net financing receivables; $5.5 million of net accretion income related to the financing receivables/payables prior to their sale in December 2007; $1.4 million of interest income; and a $0.2 million gain associated with the interest rate swap we terminated in April 2007. These items were partially offset by the $3.3 million loss we recorded related to the extinguishment and refinancing of our term loan in April 2007. Other income (expense), net for fiscal 2006 included $1.8 million of net accretion income; a $0.5 million net gain associated with the receivables and liabilities associated with our securitization interests and $0.7 million of interest income. The increase in net accretion income related to our financing receivables/payables in fiscal 2007 versus fiscal 2006 resulted from an increase in actual and projected collections related to financing charges and principal amounts and higher collections of previously written off accounts. See further discussion of the sale of our financing receivables and the gain we recognized during the fourth quarter of 2007 within “Note 5—Notes to Consolidated Financial Statements” below.

Income tax expense

	Fiscal 2007	Fiscal 2006	Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Income tax expense	$69,193	$65,531	$3,662

Despite having a pre-tax loss for fiscal 2007, we incurred income tax expense of $69.2 million. The primary differences between our calculated federal tax benefit of $11.4 million (35% of our pre-tax loss of $32.5 million) and our income tax expense of $69.2 million resulted from tax expense associated with the cash we collected related to our financing receivables, including the cash we collected in December 2007 related to the sale of the receivables, and increases to our valuation allowance requirements associated with our federal and state NOLs. The cash we collected related to the financing receivables was included in our taxable income; however the majority of the related note payments (equal to 90% of the cash receipts) we made to the Spiegel creditor’s trust were non-deductible for income tax purposes. The cash collected on the receivables and related sale resulted in federal tax expense of $56.6 million for fiscal 2007.

During the fourth quarter of 2007, we recorded an income tax expense of $23.0 million to increase our valuation allowance related to our federal NOLs, resulting from several changes in circumstances during 2007. First, we determined that the additional restrictions on federal NOL utilization under Section 382 resulting from the anticipated change in control upon expiration of the ownership limitations established within our certification of incorporation were no longer likely to occur. We made this conclusion as a result of the terminated merger agreement which occurred in fiscal 2007. Additionally, we had assumed that our board of directors would lift the ownership restrictions effective January 1, 2008, which did not occur. Accordingly, we used the original Section 382 limitation resulting from the bankruptcy-related ownership change, and no longer assumed a second change in control upon the lapse of the ownership limitations, when determining the valuation allowance required as of December 29, 2007. This change resulted in a higher Section 382 limitation, allowing for increased NOL utilization in the future. Also, in determining the amount of NOL carryforwards that were more likely than not expected to be realized, we determined that we would take into account only our projected taxable income for the next three fiscal years. We changed our assumption related to future years in which we could rely on having taxable income due to our recent history of book losses and taxable losses when excluding the taxable income generated by our financing receivables which we sold in December 2007.

Also during the fourth quarter of 2007, we recognized $1.5 million of income tax expense related to state NOLs we generated in 2007, which we determined needed a full valuation allowance as we anticipated that these NOLs would expire unused. Additionally, in the course of preparing our 2006 state income tax returns during the fourth quarter of 2007, we received additional information from our prior parent company, Spiegel, related to certain state NOLs that existed as of our fresh start reporting date that we had previously assumed a full valuation allowance against. During the fourth quarter of 2007, we recorded income tax expense and an adjustment to goodwill of $2.7 million for a portion of these NOLs which we utilized during the second half of fiscal 2005 and during fiscal 2006.

Despite having a pre-tax loss for fiscal 2006, we incurred income tax expense of $65.5 million primarily as a result of increases to our valuation allowance requirements, non-deductible impairment charges related to the goodwill impairment we recognized during the third quarter of 2006 and tax expense associated with the non-deductible interest accretion expense on our securitization interest liability. Our income tax expense for fiscal 2006 included $71.3 million of expense to increase our valuation allowance related to our NOLs.

Liquidity and Capital Resources

Cash Flow Analysis

Fiscal 2008, Fiscal 2007 and Fiscal 2006

	Fiscal 2008 (53 weeks)	Fiscal 2007 (52 weeks)	Fiscal 2006 (52 weeks)
		(Unaudited)
	($ in thousands)
Cash flow data:
Net cash provided by operating activities	$61,729	$39,867	$50,424
Net cash used in investing activities	$(21,014)	$(56,248)	$(45,452)
Net cash used in financing activities	$(6,538)	$(10,011)	$(26,107)

Net cash provided by operating activities

Net cash provided by operating activities for fiscal 2008 totaled $61.7 million, compared to $39.9 million for fiscal 2007 and $50.4 million for fiscal 2006. Cash generated from our operations when excluding non-cash income (i.e., fair value adjustments of convertible note liability; net accretion income and gains on the sale of our financing receivables; and curtailment gains associated with our retiree benefit plans) and non-cash expenses (i.e., depreciation and amortization; losses and impairments of property and equipment and intangible assets; equity in losses of joint ventures; stock-based compensation expense; loss on debt extinguishment; and deferred income taxes) totaled $40.2 million for fiscal 2008, $0.1 million for fiscal 2007 and $35.4 million for fiscal 2006. The $40.1 million increase in cash generated from operations when excluding non-cash items in fiscal 2008 versus fiscal 2007 resulted primarily from reductions of $48.3 million and $3.9 million in our SG&A and interest expense, respectively, which was partially offset by a $15.4 million decrease in our gross margin. The $35.3 million decrease in cash generated from operations when excluding non-cash items in fiscal 2007 versus fiscal 2006 resulted primarily from the $27.4 million decrease in our operating income when excluding the $117.6 million goodwill impairment charge recorded in fiscal 2006. The decline in our operating income in fiscal 2007 versus the prior year was driven primarily by the $30.6 million increase in our SG&A expenses.

Changes in our operating assets and liabilities in 2008 resulted in positive cash from working capital of $18.2 million versus $31.4 million in fiscal 2007 and $14.5 million in fiscal 2006. The $18.2 million of cash generated from our working capital in fiscal 2008 primarily resulted from a $19.2 million reduction in our inventory levels compared to the prior year end, which was driven by lower inventory at our retail and outlet stores, as well as our distribution center, and also by an increase of $9.7 million in accounts payable due to timing of inventory receipts. These positive increases to our working capital cash were partially offset by a $17.1 million decrease in our accrued expenses driven by a $7.8 million reduction in current taxes payable and a $3.5 million decrease in accrued sales returns. The cash generated from our working capital of $31.4 million in fiscal 2007 resulted primarily from $8.7 million of net cash received related to our receivables and liabilities from securitization interests; $18.7 million of cash generated related to our deferred rent obligations primarily resulting from cash received during fiscal 2007 related to construction allowances; and increases of $4.5 million for both our accrued expenses and accounts payable balances due to timing of payments at year-end. The cash generated from our working capital of $14.5 million for fiscal 2006 resulted primarily from the $11.5 million of net cash received related to our receivables and liabilities from securitization interests and $10.9 million of cash generated related to our deferred rent obligations primarily resulting from cash received during fiscal 2006 related to construction allowances, which were partially offset by $11.6 million of higher inventory levels at the end of fiscal 2006 versus fiscal 2005.

In addition to the cash generated from our working capital, in fiscal 2008 and 2007 we received net cash proceeds of $3.4 million and $7.4 million, respectively, related to the sale of our financing receivables in December 2007.

Net cash used in investing activities

Net cash used in investing activities for fiscal 2008 totaled $21.0 million compared to $56.2 million and $45.5 million for fiscal 2007 and fiscal 2006, respectively. Our net cash used in investing activities for fiscal 2008 included $21.0 million of capital expenditures related to new store openings and store remodels and capital expenditures related to capitalized internal use software. We capitalized approximately $5.0 million in internal use software costs during fiscal 2008, which included costs associated with the enhancement of our eddiebauer.com website and a labor scheduling system for our stores. Our net cash used in investing activities for fiscal 2007 included $56.6 million of capital expenditures related to new store openings and store remodels and capital expenditures related to the move of our corporate headquarters facilities in mid-2007. Our net cash used in investing activities for fiscal 2006 included $45.8 million of capital expenditures related to new store openings and store remodels and capital expenditures related to our IT systems and corporate facilities.

Net cash used in financing activities

Net cash used in financing activities for fiscal 2008 totaled $6.5 million and included $3.4 million of repayments under our Amended Term Loan and a $3.1 million decrease in our bank overdraft position. Net cash used in financing activities for fiscal 2007 totaled $10.0 million and included $80.7 million of repayments of our Amended Term Loan, including $48.8 million in conjunction with our refinancing of the term loan in April 2007, $20 million of voluntary prepayments in December 2007 and $7.7 million of repayments required as a result of the sale of our financing receivables in December 2007. These uses of cash in fiscal 2007 were partially offset by the $71.4 million in net cash proceeds we received from the sale of our $75 million principal convertible notes in April 2007. Net cash used in financing activities for fiscal 2006 totaled $26.1 million, which primarily included $24.0 million of repayments under our term loan.

Sources of Liquidity

As of March 27, 2009 we had $268.0 million in outstanding debt from three credit vehicles, including $192.8 million outstanding on our Amended Term Loan; $0.2 million outstanding on our Revolver; and $75 million in Notes. Our primary source of cash is the cash generated from our operations and borrowings under our Revolver. We expect that our cash and cash equivalents, combined with our cash flows from operations and available borrowings under our Revolver, will be sufficient to fund working capital, capital expenditures and other cash requirements for at least the next twelve months. If sales and operating cash flow do not increase over time, we may not have sufficient capital resources to fund our operating plan, which may result in our need to seek additional sources of liquidity through the sale of assets, the assumption of additional debt or the issuance of equity. There can be no assurance that we would be successful in borrowing additional funds at reasonable rates of interest or issuing equity at a favorable valuation, or at all.

Senior Secured Revolving Credit Facility

On June 21, 2005, Eddie Bauer, Inc. executed a loan and security agreement with Bank of America, N.A., General Electric Capital Corporation and The CIT Group/Business Credit, Inc (“the Revolver”). The Revolver is comprised of a revolving line of credit consisting of revolving loans and letters of credit up to $150 million to fund working capital needs. To facilitate the issuance of our convertible senior notes and the amendment and restatement of our senior secured term loan in April 2007, Eddie Bauer, Inc. executed a First Amendment and Waiver to a loan and security agreement on April 4, 2007 with the revolving lenders to specifically permit our issuance of the convertible senior notes described below. On November 26, 2008, the Company, Bank of America, N.A., as agent for the lenders, and the lenders under the Revolver executed a letter agreement waiving an event of default by the Company under its covenants resulting from the Company’s formation of a subsidiary to assist in sourcing negotiations in Hong Kong.

Advances under the Revolver may not exceed a borrowing base equal to various percentages of Eddie Bauer, Inc.’s eligible accounts receivable balances and eligible inventory, less specified reserves that can be increased by the lenders from time to time. The Revolver is secured by a first lien on Eddie Bauer, Inc.’s inventory and certain accounts receivable balances and by a second lien on all of Eddie Bauer, Inc.’s other assets other than our Groveport, Ohio distribution facility. The Revolver is guaranteed by Eddie Bauer and certain of its subsidiaries. Our availability under the Revolver was $88.4 million as of January 3, 2009. As of January 3, 2009, we had $8.7 million of letters of credit outstanding and no amounts drawn under the Revolver.

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

The loan agreement requires that at any time the availability under the agreement is less than 10% of the maximum revolver available, we are required to maintain a consolidated fixed charge coverage ratio (as defined therein) of at least 1.25:1.00. The agreement also limits our capital expenditures (net of landlord contributions) to $60 million in 2008, and $70 million in 2009 and 2010. There are additional covenants that restrict us from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in our capital stock; from entering into certain guarantees; from incurring debt and liens subject to limits specified within the agreement; and other customary covenants. In addition, receipt of a going concern opinion on the Company’s financial statements is a default under the Company’s Revolver. A default under the Revolver is also a default under the Company’s Amended Term Loan, should $5 million or more be outstanding on the Revolver at the time of default. As of January 3, 2009, our availability under the agreement was not less than 10% of the maximum revolver available.

Senior Secured Term Loan

On June 21, 2005, Eddie Bauer, Inc. entered into a $300 million senior secured term loan agreement (“Prior Term Loan”) upon its emergence from bankruptcy. On April 4, 2007, Eddie Bauer, Inc. entered into an Amended and Restated Term Loan Agreement with various lenders, Goldman Sachs Credit Partners L.P., as syndication agent, and JP Morgan Chase Bank, N.A., as administrative agent (the “Amended Term Loan”). The Amended Term Loan amends the Prior Term Loan. In connection with the Amended Term Loan, $48.8 million of the loans were prepaid, reducing the principal balance of the Prior Term Loan from $273.8 million to $225 million. We recognized a loss on extinguishment of debt of $3.3 million in April 2007, which represented the unamortized deferred financing fees of the Prior Term Loan and was reflected within other income (expense), net on our statement of operations. We incurred $6.0 million of financing fees related to the Amended Term Loan and convertible notes issuance (discussed further below), which we capitalized as deferred financing fees. These deferred financing fees are being amortized over the life of the Amended Term Loan and convertible notes. The Amended Term Loan extends the maturity date of the Prior Term Loan to April 1, 2014, and amends certain covenants of the Prior Term Loan. As of January 3, 2009, $192.8 million was outstanding under the Amended Term Loan.

Interest under the Amended Term Loan is calculated as the greater of the prime rate or the federal funds effective rate plus one-half of one percent plus an applicable margin rate in the case of base rate loans, or LIBOR plus an applicable margin rate for Eurodollar loans. Margin rates are updated each quarter based upon the Company’s previous quarters’ financial results.

The margin rate for base rate loans is;

•	2.00% if the Company’s consolidated senior leverage ratio (as defined in the Amended Term Loan) is less than 3.25 to 1.00; or

•	2.25% if the Company’s consolidated senior leverage ratio is greater than or equal to 3.25 to 1.00.

The margin rate for Eurodollar loans is:

•	3.00% if the Company’s consolidated senior leverage ratio is less than 3.25 to 1.00; or

•	3.25% if the Company’s consolidated senior leverage ratio is greater than or equal to 3.25 to 1.00.

The applicable margin rates used to calculate interest under the Amended Term Loan was 2.25% for base rate loans and 3.25% for Eurodollar loans for the first, second and third quarters of fiscal 2008 and 2.00% for base rate loans and 3.00% for Eurodollar loans for the fourth quarter of fiscal 2008. Interest rates (exclusive of the margin percentage) for both base rate loans and Eurodollar loans are reset on a monthly basis. As of January 3, 2009, the loan balance outstanding under the Amended Term Loan included $69.8 million of base rate loans with an interest rate of 3.25% plus 2.00% for a combined interest rate of 5.25% and $123.0 million of

Eurodollar loans with interest rates of LIBOR ranging from 0.45% to 0.47% plus 3.00% depending upon the term of the LIBOR tranche. Interest is payable quarterly on the last day of each March, June, September and December for base rate loans, and for Eurodollar loans having an interest period of three months or less, the last day of such interest period or for Eurodollar loans having an interest period of longer than three months, each day that is three months after the first day of such interest period.

The Amended Term Loan is secured by a first lien on certain real estate assets and trademarks and by a second lien on substantially all of the other assets of the Company, Eddie Bauer, Inc. and its subsidiaries.

In accordance with the Amended Term Loan, we are required to repay $0.6 million on a quarterly basis from June 30, 2007 through December 31, 2013, with the remaining balance due upon maturity of the loan on April 1, 2014. The Amended Term Loan includes mandatory prepayment provisions, including prepayment requirements related to asset sales, future indebtedness, capital transactions, and a requirement that 50% (reduced to 25% if our consolidated senior secured leverage ratio (as defined therein) on the last day of the relevant fiscal year is not greater than 2.00 to 1.00) of any “excess cash flows,” as defined in the Amended Term Loan and measured on an annual basis be applied to repayment of the loan. As of January 3, 2009, our excess cash flow payment due was $14.7 million, which was included as current portion of long-term debt on our consolidated balance sheet. Future principal payments are reduced by prepayments in accordance with the terms of the Amended Term Loan. As discussed in Note 5—Notes to Consolidated Financial Statements, we sold our interest in our financing receivables in December 2007, and were required to use the net cash proceeds received from the sale as a payment under our Amended Term Loan. Accordingly, we repaid $7.7 million, $1.7 million and $1.7 million of our outstanding term loan balance in December 2007 and during the first and second quarters of 2008, respectively. As a result of these prepayments and a $20 million voluntary prepayment in December 2007, we are not required to make any of the scheduled repayments under the terms of the Amended Term Loan and accordingly the remaining balance outstanding under the Amended Term Loan is not required to be repaid until the Amended Term Loan’s maturity date on April 1, 2014. We are required to make repayments to the Amended Term Loan resulting from “excess cash flows” and “asset sales”, as such are defined within the Amended Term Loan agreement.

The financial covenants under the Amended Term Loan agreement include:

Our consolidated senior secured leverage ratio (as defined therein) calculated on a trailing four fiscal quarter basis must be equal to or less than:

•	5.00 to 1.00 for the fiscal quarter ending December 31, 2008;

•	4.00 to 1.00 for the fiscal quarters ending March 31, 2009 and June 30, 2009;

•	3.75 to 1.00 for the fiscal quarter ending September 30, 2009;

•	3.50 to 1.00 for the fiscal quarter ending December 31, 2009;

•	3.25 to 1.00 for each of the fiscal quarters in 2010; and

•	thereafter reducing on a graduated basis to 2.50 at March 31, 2012 to March 31, 2014.

In addition, our consolidated fixed charge coverage ratio (as defined therein) calculated on a trailing four fiscal quarter basis must be equal to or greater than:

•	0.90 to 1.00 for the fiscal quarter ending December 31, 2008;

•	0.95 to 1.00 for the fiscal quarters ending March 31, 2009 and June 30, 2009;

•	0.975 to 1.00 for the fiscal quarters ending September 30, 2009 and December 31, 2009; and

•	thereafter increasing on a graduated basis to 1.10 to 1.00 at March 31, 2012 to March 31, 2014.

The Amended Term Loan also limits our capital expenditures (net of landlord contributions) to $50 million in 2008, $60 million in 2009 and $70 million in 2010 through 2014. There are additional covenants that restrict us from entering into certain merger, consolidation and sale transactions outside the normal course of business, making certain distributions or changes in our capital stock, entering into certain guarantees, incurring debt and liens subject to limits specified within the agreement and other customary covenants. As of January 3, 2009, our most recent quarterly compliance reporting date, we were in compliance with the covenants of the Amended Term Loan.

The tightening of the senior secured leverage ratio under the Amended Term Loan at the end of each quarter starting with the first quarter in fiscal 2009, combined with the continued downturn and uncertainty in the U.S. economy, increased the risk that we would not be able to meet this covenant during fiscal 2009. This uncertainty raised questions about our ability to continue as a going concern. These factors, in turn, placed into jeopardy our ability to meet our covenants under the Revolver. As a result, in April 2009, the Company and its Amended Term Loan lenders entered into a First Amendment to the Amended Term Loan agreement (the “First Amendment”).

Under the First Amendment, we receive relief from our senior secured leverage and fixed charge coverage ratios through January 2, 2010. Our permitted senior secured leverage ratio will increase to 6.25 to 1.00, 8.00 to 1.00, 9.00 to 1.00 and 7.75 to 1.00 as of the end of the first, second, third and fourth quarters of 2009, respectively, and the consolidated fixed charge coverage ratio will decrease to 0.900 to 1.00, 0.800 to 1.00, 0.775 to 1.00 and 0.800 to 1.00, respectively, for those quarters. The leverage and fixed charge coverage ratios will then return to the levels set forth in the Amended Term Loan unless we have (i) extended the maturity date of the Revolver by one year or replaced it with another revolving loan facility having a maturity date of not earlier than June 21, 2011, (ii) converted or retired 75% of the Notes, and (iii) raised an additional $40.0 million in new capital. If such are achieved, the permitted senior secured leverage ratio will be set at 6.63 to 1.00, 5.50 to 1.00, 4.38 to 1.00 and 3.25 to 1.00, and the permitted fixed charge coverage ratio at 0.85 to 1.00, 0.90 to 1.00, 0.95 to 1.00 and 1.00 to 1.00 as of the end of the first, second, third and fourth quarters of 2010, respectively. As part of the First Amendment, we have agreed to allow the lenders to provide nominees for two of seven board seats, with the right to provide nominees for a third board seat of eight seats, should the Company not meet the requirements under the Convertible Note Covenant described below within the deadlines provided in the First Amendment. To be considered, a nominee may not be affiliated with the Amended Term Loan lenders, and must be considered “independent” pursuant to The NASDAQ Marketplace Rules and the SEC’s rules under Regulation S-K. As part of the First Amendment, the interest rate on the Amended Term Loan is increased to the greater of the following: (i) for base rate loans, 4.25% plus (A) the prime rate, (B) the federal funds effective rate plus one-half of one percent, (C) a rate equal to the Eurodollar Rate for a one month interest period on such day plus 1%, or (D) 4.00%, or (ii) for Eurodollar loans, LIBOR plus 5.25%, with LIBOR set at a minimum of 3.00% (but with a 350 basis point cap on the increase over the rate under the Amended Term Loan).

As consideration for execution of the First Amendment, we paid the following: (A) an initial cash amendment fee equal to $5.8 million, of which $1.9 million was paid upon execution of the First Amendment and $3.9 million was earned but payment of which was deferred until November 30, 2009; (B) a 500 basis point “payment-in-kind” (“PIK”) fee, which will be added to the principal amount of the Amended Term Loan, and accrue PIK interest at the interest rate applicable to the Amended Term Loan, however the PIK fees and interest will not be considered for the calculation of covenants under the Amended Term Loan; and (C) issuance to the lenders under the Amended Term Loan of $.01 warrants exercisable for 19.9% of the Company’s common stock on a fully-diluted basis subject to adjustment for conversion of the Notes (see below), new capital infusions of less than $40 million (unless otherwise agreed to) and exercise of equity compensation grants.

The First Amendment contains a covenant (the “Convertible Note Covenant”) pursuant to which we are obligated to either: (1) retire or convert into equity securities at least 75% in principal value of the outstanding Notes, or (2) raise $50 million in new capital, with the proceeds used to pay down the Amended Term Loan principal balance. If we fail to comply with the Convertible Note Covenant within 90 days following execution of the First Amendment (which time period may be extended under certain circumstances), we may obtain two 60-day extensions of the performance period, for the payment upon each extension of a 500 basis point PIK amendment fee and the issuance of $.01 warrants exercisable for 15% of the Company’s common stock on the same fully-diluted basis as the initial warrant issuance. The potential issuance of common stock to the Noteholders under the Convertible Note Covenant, and the issuance of common stock upon exercise of the warrants issued to the Amended Term Loan lenders may significantly dilute existing stockholders. If, after the 210-day period, we have not performed the Convertible Note Covenant, we may obtain a waiver of nonperformance by the payment of another 500 basis point PIK fee. The First Amendment requires that we limit capital expenditures in each of 2009 and 2010 to $20 million, and obtain leasehold mortgages on all leases where the Company has the right to grant the mortgage without landlord consent. We will also seek to receive consent to leasehold mortgages from landlords for certain other leases.

We have agreed to use commercially reasonable efforts to register the resale of common stock issuable upon exercise of the warrants issued to our term loan lenders. The warrants cannot be separately sold, and expire on maturity of the Amended Term Loan or its earlier repayment.

If the economy has not rebounded in 2009, we may have difficulty meeting the levels of senior secured leverage and fixed charge covenant ratios in the Amended Term Loan agreement. If we cannot comply with the Convertible Note Covenant, our debt load will increase by approximately $45 million from PIK fees. Our ongoing operations in a weak economy may not be adequate to support the increased interest rates and debt loads of the Company.

Convertible Notes

On April 4, 2007, we closed our offering of $75 million aggregate principal amount of 5.25% convertible senior notes (“Notes”). The Notes have a maturity date of April 1, 2014 and pay interest at an annual rate of 5.25% semiannually in arrears on April 1 and October 1 of each year, beginning October 1, 2007 unless earlier redeemed, repurchased or converted.

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

Under the Indenture governing the Notes, the Notes were not convertible prior to January 4, 2009 except upon the occurrence of specified corporate transactions. On September 19, 2008, after obtaining the requisite consent of the noteholders in consideration of our payment of a consent fee in the aggregate amount of approximately $0.2 million, we, certain of our subsidiaries and The Bank of New York Mellon, as trustee, entered into a Supplemental Indenture that amends the Indenture. The Supplemental Indenture allowed us, upon the receipt of the requisite stockholder consent, to extend the expiration date of the existing 4.75% limitation on ownership of our securities contained in our Certificate of Incorporation from January 4, 2009 to January 1, 2012, provided the Ownership Limitation as extended does not apply to conversion of the Notes to our common stock. On November 5, 2008, our stockholders approved the amendment to our Certificate of Incorporation to extend the Ownership Limitation to January 1, 2012.

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

As a result of the requirement that we settle any conversion of the Notes occurring prior to January 4, 2009 in cash, the conversion features contained within the Notes were deemed to be an embedded derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). In accordance with SFAS 133, the embedded derivative related to the conversion features required bifurcation from the debt component of the Notes and a separate valuation. We recognized the embedded derivative as an asset or liability on our balance sheet and measured it at its estimated fair value, and recognized changes in its estimated fair value in other income (expense), net in the period of change.

We estimated the fair value of the embedded derivative using the Black-Scholes model which resulted in an estimated fair value of $1.7 million and $10.7 million as of January 3, 2009 and December 29, 2007, respectively. The estimated fair value of the conversion features is recorded with the convertible note liability on our balance sheet. We recognized income of $9.0 million and $10.5 million within other income (expense), net during fiscal 2008 and 2007, respectively, related to the fair value adjustments of the liability. The decline in the estimated fair value of our derivative liability from $21.2 million as of the issuance date for the Notes was primarily a result of the decline in our common stock price.

As a result of the bifurcation of the embedded derivative related to the conversion features of the Notes under SFAS 133, the carrying value of the Notes at issuance was $53.8 million. We are accreting the difference between the face value of the Notes and the carrying value, which totaled $17.3 million and $19.6 million as of January 3, 2009 and December 29, 2007, respectively, as a charge to interest expense using the effective interest rate method over the term of the Notes. We recognized $2.3 million and $1.6 million of discount amortization within interest expense during fiscal 2008 and 2007, respectively, which resulted in an effective interest rate of approximately 11.05% related to the Notes.

Effective for fiscal 2009, we will no longer be required to recognize the changes in the fair value of the conversion features through our statement of operations as the conversion features will no longer meet the criteria of an embedded derivative liability as we will not be required to settle any conversions in cash after January 4, 2009. Additionally, effective January 4, 2009, the Company adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which resulted in a portion of the carrying value of the Notes to be reclassified to stockholders’ equity.

Interest Rate Swap Agreements

We use derivative instruments primarily to manage exposures to fluctuations in interest rates, to lower our overall costs of financing and to manage the mix of floating- and fixed-rate debt in our portfolio. Our derivative instruments as of January 3, 2009 included an interest rate swap agreement with Bank of America. Additionally, our Notes included an embedded derivative as discussed further above. The interest rate swap agreement had a notional amount of $98.3 million and $99.3 million as of January 3, 2009 and December 29, 2007, respectively. The interest rate swap agreement effectively converts a portion of the outstanding amount under the Amended

Term Loan, which has a floating rate of interest, to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. No portion of the interest rate swap was excluded from the assessment of the hedge’s effectiveness. Because all critical terms of the derivative hedging instrument and the hedged forecasted transaction were not identical, the interest rate swap did not qualify for the “shortcut method” of accounting as defined in SFAS 133. On a quarterly basis, we assess and measure the effectiveness of the cash flow hedge using the changes in variable cash flows method. In performing our assessments as of January 3, 2009 and December 29, 2007, the fair values of the interest rate swap were determined to be a liabilities of $10.4 million and $4.1 million, respectively, and the changes in the cash flows of the derivative hedging instrument were within 80 to 125 percent of the opposite change in the cash flows of the hedged forecasted transaction and therefore we concluded that the hedge was highly effective. Accordingly, we recorded the effective portion of the cash flow hedge, which totaled $10.4 million as of January 3, 2009 and $4.1 million ($2.6 million net of tax) at December 29, 2007, within other comprehensive loss on our balance sheet. No amount of the cash flow hedge was determined to be ineffective. The amounts reflected in other comprehensive loss will be reclassified into interest expense in the same period in which the hedged debt affects interest expense. We expect the cash flow hedge to be highly effective and therefore estimate that no amounts will be reclassified into interest expense within the next 12 months. The interest rate swap agreement is scheduled to terminate in April 2012, although the swap agreement can be terminated by Bank of America if the Company no longer has the Revolver, which expires in 2010, with Bank of America. There is a breakage fee due upon termination of the swap agreement.

As a result of the April 2009 First Amendment to our Amended Term Loan as discussed further above, we will need to reassess the effectiveness of our interest rate swap agreement. If we determine that our interest rate swap is no longer an effective hedge, we may be required to record changes in the fair value of the swap through our earnings as opposed to other comprehensive income (loss).

Financial Condition

At January 3, 2009 Compared to December 29, 2007

Our total assets were $596.9 million as of January 3, 2009, down $214.5 million, or 26.4% from December 29, 2007. Current assets as of January 3, 2009 were $249.9 million, down $24.2 million from $274.1 million as of December 29, 2007. The decline in our current assets was driven primarily by a $30.7 million decrease in our restricted cash as a result of the collection of the holdback amounts in fiscal 2008 related to our financing receivables which we sold in December 2007 and a $21.8 million decrease in our inventory balance due to improved inventory management. These decreases in our current assets were partially offset by a $32.8 million increase in our cash and cash equivalents (see further discussion above under “Liquidity and Capital Resources—Cash Flow Analysis”).

Non-current assets as of January 3, 2009 were $347.0 million, down $190.3 million from $537.3 million as of December 29, 2007. The decline in our non-current assets was driven primarily by decreases in our trademarks and goodwill resulting from the impairment charges of $80.0 million and $64.6 million, respectively, we recorded during the fourth quarter. Additionally, our property and equipment balance declined by $31.6 million due to depreciation and amortization and impairment charges recorded in fiscal 2008.

Our total liabilities were $524.1 million as of January 3, 2009, a decrease of $31.0 million, or 5.6%, from December 29, 2007. Current liabilities as of January 3, 2009 were $173.6 million, down $28.7 million from $202.3 million as of December 29, 2007. The decline in our current liabilities was driven by a $14.5 million decrease in our accrued expenses which included decreases of $3.5 million in our allowance for sales returns and $5.4 million in current taxes payable. In addition, our current liabilities to the Spiegel Creditor Trust decreased $30.7 million as a result of our payments made associated with the holdback amounts we received during the first and second quarters of 2008. These decreases in our current liabilities were partially offset by $14.7 million in current portion of our long-term debt, which represented the excess cash flow payment we are required to make during the first quarter of fiscal 2009 related to our Amended Term Loan.

Non-current liabilities as of January 3, 2009 were $350.5 million, a decrease of $2.4 million from $352.9 million as of December 29, 2007. The decrease in our non-current liabilities included an $18.1 million decrease in our Amended Term Loan, due to the $14.7 million excess cash flow payment reflected within current liabilities as of January 3, 2009, and a $6.7 million decrease in our convertible note liability. The decrease in our convertible note liability resulted from a $9.0 million decrease in the estimated fair value of the embedded derivative we recognize related to the conversion features of our Notes driven by the decrease in our common stock price since the prior year-end, which was partially offset by the discount amortization we recorded in fiscal 2008. These decreases were offset by a $13.1 million increase in our pension and other post-retirement benefit liability, due to a decline in the fair value of our pension plan assets since the prior year-end, and a $4.8 million increase in our other long-term liabilities, which reflected an increase in the liability related to the fair value of our interest rate swap.

Our stockholders’ equity as of January 3, 2009 totaled $72.8 million, down $183.5 million from December 29, 2007, driven primarily by our net loss recorded for fiscal 2008.

Cash Requirements

Our primary cash requirements for fiscal 2009 are to fund working capital to support net merchandise sales; capital expenditures to refurbish and remodel existing stores, open new retail stores and spending to support our corporate functions, including our distribution center and information technology systems; and to make interest payments on our Amended Term Loan and Notes. The execution of the First Amendment to the Amended Term Loan as discussed further above increases the amount of cash required in 2009 by $5.8 million of upfront amendment fees and the increase in the interest rate to the greater of the following: (i) for base rate loans, 4.25% plus (A) the prime rate, (B) the federal funds effective rate plus one-half of one percent, (C) a rate equal to the Eurodollar Rate for a one month interest period on such day plus 1%, or (D) 4.00%, or (ii) for Eurodollar loans, LIBOR plus 5.25%, with LIBOR set at a minimum of 3.00% (but with a 350 basis point cap on the increase over the rate under the Amended Term Loan).

During fiscal 2008, we spent $21.0 million on capital expenditures excluding landlord contributions ($16.8 million net of landlord contributions). We anticipate that our capital expenditures for 2009 will be approximately $15.0 million, net of landlord contributions, of which approximately 80% relates to opening and remodeling of stores in accordance with our plans to realign our stores. The First Amendment limits our capital expenditures in each of 2009 and 2010 to $20 million.

We anticipate opening three new retail and no new outlet stores during fiscal 2009. We finance the opening of new stores through cash provided by operations and our revolving credit facility. We estimate that capital expenditures to open the new retail stores during fiscal 2009 will approximate $0.8 million. In most cases, this capital investment is funded partially by the landlords of the leased sites. The portion funded by landlords typically ranges from 30% to 60%. Additionally, we expect initial inventory purchases for the new retail stores to average approximately $0.2 million.

Our liquidity levels and the need to fund our cash requirements through the use of our revolving credit facility will be driven by our net sales and profitability levels, changes in our working capital, the timing of our capital expenditures and by interest payments on our Amended Term Loan and Notes. Cash generated from our net sales and profitability, and somewhat to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a disproportionate amount of net merchandise sales and operating cash flows occurring in the fourth fiscal quarter of each year. Additionally, cash generated from our net sales and profitability are impacted by the levels of and timing of markdowns that we take in order to drive sales. Seasonality also impacts the levels of our working capital, in that we typically experience higher levels of net accounts receivables and sales driven accrued expenses, such as sales and use taxes, sales allowances, and deferred revenues during the fourth quarter of each year. Conversely, we typically experience a decline in both our net accounts receivable and sales driven accrued expenses during the first and second quarters of each year. Additionally, we normally increase our inventory levels during the third quarter in anticipation of higher sales during the third and fourth quarters.

We do not anticipate significant cash requirements for U.S. federal income tax payments during 2009 due to existing, unutilized NOL carryforwards we assumed when Spiegel transferred ownership of its subsidiaries, FSAC and SAC, to us upon our emergence from bankruptcy. We are required to make tax payments associated with income we generate related to our Canadian operations. We do not anticipate paying any dividends on our common stock in the foreseeable future. In addition, covenants in our Amended Term Loan agreement and revolving credit facility restrict our ability to pay dividends and may prohibit certain other payments.

Contractual Obligations

Contractual Obligations as of January 3, 2009 (unless otherwise noted)

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	($ in thousands)
Long-term debt obligations(1)	$192,769	$14,693	$—	$—	$178,076
Interest on long-term debt(2)	$62,535	$11,891	$25,252	$22,573	$2,819
Convertible notes(3)	$75,000	$—	$—	$—	$75,000
Interest on convertible notes(3)	$20,913	$3,981	$7,963	$7,963	$1,006
Other long-term liabilities(4)	$—	$—	$—	$—	$—
Operating lease obligations(5)	$422,284	$73,756	$121,463	$83,246	$143,819
Purchase obligations(6)	$155,500	$155,471	$29	$—	$—
Other contractual obligations(7)	$1,790	$1,736	$54	$—	$—

Total	$930,791	$261,528	$154,761	$113,782	$400,720

(1)	Includes principal payments due under our Amended Term Loan excluding any mandatory prepayment provisions subsequent to January 3, 2009 discussed above under “—Sources of Liquidity—Senior Secured Term Loan.” This table does not include any increased principal amounts due to payment-in-kind fees payable in 2014 under the First Amendment to the Amended Term Loan.
(2)	Represents interest due under our Amended Term Loan discussed above under “—Sources of Liquidity—Senior Secured Term Loan”. Interest amounts include the impact of the interest rate swap agreement we entered into in April 2007. Interest payments include the assumption of approximately 50% of the outstanding loan at a fixed rate of 8.05% (interest rate swap rate of 5.05% plus margin of 3.00%) and 50% of the outstanding loan using implied forward LIBOR rates based upon Eurodollar futures rates plus a margin of 3.00%. See “—Sources of Liquidity—Interest Rate Swap Agreement” above.

In April 2009, we executed a First Amendment to our Amended Term Loan which included an increase in our interest rates. Cash interest payments, after taking into consideration the First Amendment, are estimated to be $18.1 million for fiscal 2009, $36.2 million for fiscal 2010 – 2011, $32.8 million for fiscal 2012 – 2013, and $4.0 million for fiscal 2014. In addition to the increased interest payments, we are required to pay a cash fee of $5.8 million in fiscal 2009 related to execution of the First Amendment.

(3)	Interest and principal payments related to our Notes assume no conversion prior to their scheduled maturity date in April 2014. As more fully described above under “Convertible Notes”, the holders of the Notes have rights which may cause us to repurchase up to the entire aggregate face amount of the notes then outstanding at certain dates in the future prior to their scheduled maturity date.
(4)	Other long-term liabilities as of January 3, 2009 primarily included the fair value of our interest rate swap, pension and post-retirement obligations, deferred rent incentives and unfavorable lease liabilities. Other long-term liabilities have been excluded from the contractual obligations table as they either (i) do not require cash payments, such as deferred rent incentives and unfavorable lease liabilities; or (ii) the timing of payment is uncertain, including our interest rate swap liability and pension and post-retirement obligations. See further discussion below of our pension and post-retirement obligations.
(5)	Includes future minimum lease payments under non-cancelable operating leases for retail stores, corporate headquarters, call center and distribution facilities. Amounts do not include costs for maintenance, common areas or real estate taxes.
(6)	Includes open purchase orders with vendors for merchandise not yet received or recorded on our balance sheet.
(7)	Includes facility-related contracts, such as utility and telecommunication services; information technology contracts; printing services; and other miscellaneous business agreements.

In addition to the above contractual obligations, we had $8.7 million of letters of credit outstanding as of January 3, 2009 under our Revolver. See further discussion of our letters of credit under “Off-Balance Sheet Arrangements” below.

Other Contractual Obligations

Insurance and Self-insurance

We use a combination of insurance and self-insurance to cover a number of risks, including workers’ compensation, general liability, property and automobile liability and employee-related health care benefits, a portion of which is reimbursed by our employees. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. We believe that we have taken reasonable steps to ensure that we are adequately accrued for costs incurred related to these programs at January 3, 2009.

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

Effective December 30, 2006, we adopted SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“SFAS 158”). SFAS 158 requires companies to (i) recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur via reporting them within other comprehensive income (loss). SFAS 158 does not change the amounts recognized in the statement of operations as net periodic benefit cost. In accordance with measurement provisions of SFAS 158, we remeasured our pension and other post-retirement plan’s assets and obligations as of December 31, 2008.

We assumed a discount rate of 5.50% for our pension obligation and 6.05% for our other post-retirement obligations, as of December 31, 2008, our most recent measurement date, based upon an analysis of the Moody’s Aa corporate bond rate and the cash flow projections of the respective benefit programs.

Our expected long-term rate of return on plan assets assumption for our pension plan was derived from a study which included a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based upon the most recent study, we have assumed a long-term return of 8.0% related to our pension assets as of the December 31, 2008 measurement date.

As of December 31, 2008, our most recent measurement date, our estimated unfunded pension obligation was approximately $19.3 million and our estimated unfunded obligation related to our post-retirement benefit plans was $3.5 million. We made contributions of $0.6 million to our post-retirement benefit plans and no contributions to our pension plan during fiscal 2008. Our contributions to the post-retirement benefit plans and pension plan are estimated to total $0.2 million and $0.7 million, respectively, for fiscal 2009.

Unrecognized losses in pension assets, including $11.8 million which we experienced during fiscal 2008, have been reflected in accumulated other comprehensive loss on our balance sheet and will be amortized into pension expense in future periods. In light of the recent market volatility and overall investment losses of our pension assets in fiscal 2008, the funding requirements to our pension plan for the 2009 fiscal year are greater than previously anticipated and will result in our recognizing pension expense in fiscal 2009 versus a pension benefit that we recognized in fiscal 2008.

Off-Balance Sheet Arrangements

As of January 3, 2009, we had $8.7 million in outstanding stand-by letters of credit. We had no other off-balance sheet financing arrangements as of January 3, 2009. We use stand-by letters of credit to support our workers’ compensation insurance and import customs bond programs. Letters of credit, primarily merchandise vendor letters of credit, are important to our operations because they allow us to have payment on our behalf guaranteed by a bank which then pays the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. We subsequently record the payable to the vendor on our balance sheet at the time of merchandise title transfer. We had no letters of credit outstanding as of January 3, 2009 for the sourcing or purchase of inventory, and at this time, we are not aware of any material future risks to the availability of letters of credit.

Seasonality

Historically, our operations have been seasonal, with a disproportionate amount of net merchandise sales occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season. During fiscal 2008, the fourth fiscal quarter accounted for approximately 37% of our net merchandise sales. As a result of this seasonality, any factors negatively affecting us during the fourth fiscal quarter of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. The impact of seasonality on results of operations is more pronounced since the level of certain fixed costs, such as occupancy and overhead expenses, do not vary with sales. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net merchandise sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions. Accordingly, results for individual quarters are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The following represents the nature of and rationale for our critical accounting estimates. There have been no significant changes to our critical accounting policies and estimates since our prior year-end.

Revenue recognition

Nature of Critical Estimate

Merchandise sales. We recognize revenues and the related costs of sales related to our store sales at the time of sale when the customer pays for the merchandise. For sales in our direct channels, including our catalog sales and sales through our website, revenue and the related costs of sales are recognized when the product is estimated to be received by the customer.

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

Effect if Different Assumptions Used

Merchandise sales. Our revenue, costs of sales and gross margin would vary if different assumptions were used as to the estimated goods in-transit to the customer. Our average daily sales from our direct channels for fiscal 2008, 2007 and 2006 were $0.7 million, $0.8 million and $0.7 million, respectively.

Sales returns. Our revenue, costs of sales and gross margin would vary if different assumptions were used to estimate our sales returns. Our allowance for sales returns at the end of fiscal 2008 and 2007 were $11.6 million and $15.1 million, respectively.

Licensing revenue. Our revenue related to our licensing agreements would vary if actual net sales for the licensed products turn out to be different than our estimates. Our licensing revenues for fiscal 2008, 2007 and 2006 were $12.8 million, $13.8 million and $15.7 million, respectively.

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

Effect if Different Assumptions Used

Inventory valuation. Our results of operations in future periods could be negatively impacted if we fail to properly estimate the amount of write down of our inventory values. Our inventory valuation reserves at the end of fiscal 2008 and 2007 were $7.5 million and $8.8 million, respectively.

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

Assumptions/Approach Used

Fair values of property and equipment. When analyzing finite, long-lived assets for potential impairment, significant assumptions are used in determining the undiscounted cash flows of the asset group. In the case of our property and equipment at our retail and outlet stores, each asset group represents a store location. Projected undiscounted cash flows for each store’s asset group are primarily based upon the historical cash flows of the store.

Fair values of indefinite-lived intangible assets. We estimate the fair value of our trademarks using an income approach, which utilizes a discounted cash flow model. We estimate the fair value of our overall business enterprise value also using an income approach. We support the value as determined by the discounted cash flow model, by market multiple approach models, and also by taking into consideration our common stock price, including a control premium. Significant assumptions are used when determining the fair values of our trademarks and overall enterprise valuation, including future cash flows of our primary assets; our terminal value growth rates; and our weighted average cost of capital (e.g. discount rate). Additionally, we are required to estimate the fair value of our non- primary assets, which includes our tax net operating losses. Estimates of future cash flows are based upon our experience, historical operations of the stores, catalogs and website, estimates of future profitability and economic conditions. Future estimates of profitability and economic conditions require estimating such factors as sales growth, employment rates and the overall economics of the retail industry for up to twenty years in the future, and are therefore subject to variability, are difficult to predict and in certain cases, beyond our control.

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

Deferred tax valuation allowances

Nature of Critical Estimate

Upon our emergence from bankruptcy on June 21, 2005, Spiegel transferred ownership of its subsidiaries, FSAC and SAC, to us. Both FSAC and SAC have significant tax NOLs. Additionally, we have significant deferred tax assets, excluding our NOLs. We are required to estimate the amount of tax valuation allowances to record against these deferred tax assets, including our NOLs, based upon our assessment of it being more likely than not that these NOLs will expire or go unused.

Assumptions/Approach Used

In determining the need for tax valuation allowances against our deferred tax assets, including our NOLs, we take into consideration current and past operating performance, projections of future operating results and projected taxable income or loss, timing of the reversal of our temporary tax differences, length of the carryback and carryforward periods, and any limitations imposed by the IRC Section 382. Section 382 limits NOL utilization based upon an entity’s estimated enterprise value upon a change in control, including a company’s emergence from bankruptcy.

During fiscal 2006 we recorded income tax expense of $71.3 million to further increase our valuation allowance related to our NOLs due to (i) assumptions related to a change in control upon lapse of ownership restrictions contained in our Certificate of Incorporation; (ii) changes in our long-range plan which reduced our forecasted taxable income; and (iii) a decline in our estimated enterprise value which impacts the amount of NOLs allowed under Section 382. During the fourth quarter of 2007, we recorded income tax expense of $27.2 million to increase our valuation allowance related to our federal and state NOLs due to (i) changes in assumptions related to a future change in control; (ii) a decrease to the number of future years in which we could assume taxable income; and (iii) additional information we received from our former parent, Spiegel, related to our state NOLs that existed as of our fresh start reporting date. See further discussion of these changes above under “Results of Operations—Fiscal 2007 Compared to Fiscal 2006—Income Tax Expense”.

During the fourth quarter of 2008, we concluded that it was more likely than not that all our unutilized federal and state NOLs would expire unused. We made this determination as a result of our operating results in the fourth quarter of 2008 and also due to our current and expected book losses over the next several fiscal years. Additionally, we determined that it was more than likely that our net deferred tax assets, excluding our NOLs, would also expire unused. Accordingly, we recorded income tax expense of $46.9 million to increase our valuation allowance during the fourth quarter of 2008.

Our deferred tax valuation allowance related to our deferred tax assets, including our federal and state NOLs, totaled $167.7 million as of January 3, 2009.

Effect if Different Assumptions Used

Different assumptions as to our future profitability and book income or loss, including the number of years in which we base our estimate upon, could result in different conclusions as to our need for and the level of our tax valuation allowances related to our NOLs. In the future, adjustments to increase or decrease the valuation allowance related to the NOLs may increase or decrease our provision for income taxes and related tax payments which could be materially impacted as these NOLs are realized or expire unused.

Stock Based Compensation

Nature of Critical Estimate

We account for our stock based compensation in accordance with SFAS No. 123(R), Share Based Payments (“SFAS 123(R)”), which we adopted with our fresh start accounting date of July 2, 2005. SFAS 123(R) requires that stock based awards to employees and directors be recognized in our financial statements at fair value.

Assumptions/Approach Used

In order to estimate fair value to calculate our stock based compensation expense, with the assistance of a third-party, we use the Black-Scholes option pricing model for our time-vested stock options/SOSARs and a Monte-Carlo simulation model for our performance-based stock options, which requires the use of subjective assumptions including:

Volatility—This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. Effective with 2008, we changed the volatility assumptions used in determining the fair values of our stock options. Prior to 2008, our volatility assumptions used in determining the fair values of our stock options was based upon historical and implied volatility for other companies in the retail industry due to our limited stock price history. During 2008, our volatility assumptions included both (i) our one-year historical volatility and (ii) six-year historical volatility levels and implied volatility for peer companies in the retail industry. The change in volatility assumptions to include our historical volatility did not have a material impact on the fair values of our stock options and SOSARs granted during 2008. An increase in the expected volatility will increase stock based compensation expense.

Risk-free interest rate—This is the U.S. Treasury yield curve in effect as of the grant date having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase stock based compensation expense.

Expected term—This is the period of time over which the options granted are expected to remain outstanding and is based on estimated future exercise behavior. An increase in the expected term will increase stock based compensation expense. We currently estimate the weighted average expected option term for our stock options using the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 and SAB No. 110. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. We will continue to utilize this simplified method until we have sufficient historical exercise data to provide a reasonable basis to estimate the expected term.

Dividend yield—This is assumed to be zero as we do not have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease stock based compensation expense.

Forfeitures—We estimate forfeitures of stock-based awards based on expected future activity and adjust our forfeiture rate on a quarterly basis as actual forfeitures occur. An increase in forfeitures results in a decrease to stock based compensation expense, which is recognized on a prospective basis over the remaining vesting term of the option grant.

Effect if Different Assumptions Used

Different estimates of the above items could result in higher or lower amounts of stock based compensation expense recognized. Our stock based compensation expense for fiscal 2008, 2007 and 2006 was $5.3 million, $9.9 million and $10.2 million, respectively.

Valuation of Derivative Instruments

Nature of Critical Estimate

We value certain embedded features within our Notes as derivative liabilities. In accordance with SFAS 133, the embedded derivative must be recorded at fair value and adjusted to fair value each quarter with differences in the fair value from quarter to quarter reflected in our results of operations.

Assumptions/Approach Used

We calculate the fair value of our embedded derivative liability associated with the conversion features within our Notes primarily using the Black-Scholes option pricing model, which requires the use of the below subjective assumptions. Effective with the beginning of fiscal 2008, we adopted SFAS 157, Fair Value Measurements, which defined how fair value is to be calculated for our financial assets and liabilities, which included the valuation of our derivative instruments including our interest rate swap and the embedded derivative related to our Notes. The adoption of SFAS 157 did not have a material impact to the fair value determination of our derivative instruments.

Volatility—This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. Due to our limited stock price history, expected volatility is based upon historical and implied volatility for other companies in the retail industry in addition to the volatility of our common stock.

Risk-free interest rate—This is the U.S. Treasury yield curve in effect as of the end of the quarter having a term equal to the expected term of the conversion option.

Expected years to conversion—This is the period of time over which the conversion options within the Notes are expected to remain outstanding.

Effect if Different Assumptions Used

Different estimates of the above items could result in higher or lower estimates of the fair value of our embedded derivative liability related to the conversion options at the end of each quarter. Accordingly, different fair values could result in increases or decreases in the amounts we recognize within other income (expense), net. We estimated the fair value of the conversion features to be $1.7 million and $10.7 million as of January 3, 2009 and December 29, 2007, respectively, and recognized $9.0 million and $10.5 million of income within other income (expense), net during fiscal 2008 and 2007, respectively. Effective with the first quarter of 2009, we will no longer be required to make fair value adjustments as the conversion features of the Notes will no longer be considered an embedded derivative liability due to the fact that we will no longer be required to settle any conversion of the Notes in cash. Additionally, effective January 4, 2009, we adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which resulted in a portion of the carrying value of the Notes to be reclassified to stockholders’ equity.

Inflation and Deflation

Our merchandise sales and gross margins are influenced by general economic conditions. Rising prices, resulting particularly from higher gasoline and food costs, may allow us to increase revenues but also increases our working capital requirements. In addition, because significant components of our expenses are fixed, we may not be able to realize expense reductions in periods of deflationary pricing. In periods of inflationary pricing, our revenues may be impacted as consumers reduce purchases of our goods. While in periods of deflationary pricing, our margins may be impacted by the need to be more promotional in the face of competitive pricing.

Recent Accounting Pronouncements

See “Note 3—Notes to Consolidated Financial Statements” for a discussion of recent accounting pronouncements.

Related Party Transactions

We had no material related party transactions during fiscal 2008, 2007 or 2006.

Subsequent Events

See “Note 17—Notes to Consolidated Financial Statements” to our audited financial statements, which are included in this document, for a discussion of material events occurring subsequent to January 3, 2009.

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

Market Risk—Interest Rates

We are exposed to interest rate risk associated with our Revolver, our Amended Term Loan and the Notes we issued in April 2007.

Revolving Credit Facility

Our Revolver bears interest at variable rates based on LIBOR plus a spread. As of January 3, 2009 our availability was approximately $88.4 million and no amounts had been drawn under the Revolver.

Senior Secured Term Loan

On April 4, 2007, we amended and restated the Prior Term Loan. As of January 3, 2009, the outstanding amount of our Amended Term Loan totaled $192.8 million.

Interest under the Amended Term Loan is calculated as the greater of the prime rate or the federal funds effective rate plus one-half of one percent plus an applicable margin in the case of base rate loans, or LIBOR plus an applicable margin rate for Eurodollar loans. Margin rates are updated each quarter based upon the Company’s previous quarters’ financial results.

The margin rate for base rate loans is:

•	2.00% if our consolidated senior leverage ratio (as defined in the Amended Term Loan) is less than 3.25 to 1.00; or

•	2.25% if our consolidated senior leverage ratio is greater than or equal to 3.25 to 1.00.

The margin rate for Eurodollar loans is:

•	3.00% if our consolidated senior leverage ratio is less than 3.25 to 1.00; or

•	3.25% if our consolidated senior leverage ratio is greater than or equal to 3.25 to 1.00.

The applicable margin rates used to calculate interest under the Amended Term Loan was 2.25% for base rate loans and 3.25% for Eurodollar loans for the first, second and third quarters of fiscal 2008 and 2.00% for base rate loans and 3.00% for Eurodollar loans for the fourth quarter of fiscal 2008. Interest rates (exclusive of the margin percentage) for both base rate loans and Eurodollar loans are reset on a monthly basis. As of January 3, 2009, the loan balance outstanding under the Amended Term Loan included $69.8 million of base rate loans with an interest rate of 3.25% plus 2.00% for a combined interest rate of 5.25% and $123.0 million of Eurodollar loans with interest rates of LIBOR ranging from 0.45% to 0.47% plus 3.00% depending upon the term of the LIBOR tranche. See “Management’s Discussion and Analysis of Financial Condition—Sources of Liquidity” for a more detailed description of our Amended Term Loan agreement.

In April 2009, we executed the First Amendment to our Amended Term Loan. As part of the First Amendment, the interest rate on the Amended Term Loan is increased to the greater of the following: (i) for base rate loans, 4.25% plus (A) the prime rate, (B) the federal funds effective rate plus one-half of one percent , (C) a rate equal to the Eurodollar Rate for a one month interest period on such day plus 1%, or (D) 4.00%, or (ii) for Eurodollar loans, LIBOR plus 5.25%, with LIBOR set at a minimum of 3.00% (but with a 350 basis point cap on the increase over the rate under the Amended Term Loan).

As of January 3, 2009, we had an interest rate swap agreement with Bank of America with a notional amount of $98.3 million, which has been designated as a cash flow hedge of the Amended Term Loan. The interest rate swap agreement effectively converts a portion of the outstanding amount under the Amended Term Loan, which has a floating rate of interest to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The interest rate swap agreement is scheduled to terminate in April 2012, although the swap agreement can be terminated by Bank of America if the Company no longer has the Revolver, which expires in 2010, with Bank of America. There is a breakage fee due upon termination of the swap agreement.

The fair value of the interest rate swap agreement was estimated to be a liability of $10.4 million as of January 3, 2009. Assuming a 10% increase in interest rates, the fair value of the new interest rate swap would be a liability of approximately $9.9 million at January 3, 2009. Assuming a 10% decrease in interest rates, the fair value of the interest rate swap would be a liability of approximately $10.8 million at January 3, 2009.

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

Market Risk—Change in Value of our Common Stock

Our Notes contain certain features that allow the holder to convert their notes into shares of our common stock upon the occurrence of certain conditions. See further discussion above under “Management’s Discussion and Analysis of Financial Condition—Sources of Liquidity” for a detailed description of the terms of conversion. The fair market value of the convertible notes is subject to market risk due to the convertible feature of the notes. The fair market value of the convertible notes will generally increase as the market price of our common stock increases and decrease as the market price falls.

As a result of the requirement that we settle any conversion of notes prior to January 3, 2009 in cash, the conversion features contained within the Notes were deemed to be an embedded derivative under SFAS 133. In accordance with SFAS 133, the embedded derivative related to the conversion features required bifurcation from the debt component of the convertible notes and a separate valuation. We recognized the embedded derivative as an asset or liability on our balance sheet and measured it at its estimated fair value, and recognized changes in its estimated fair value in other income (expense), net in the period of change. We determined the estimated fair value of the embedded derivative primarily using the Black-Scholes model and other valuation methodologies which resulted in an estimated fair value of $21.2 million as of the issuance date for the Notes. The Black-Scholes model and other valuation methodologies are complex and require significant judgments. In applying the Black-Scholes model, changes and volatility in our common stock price and the stock price of other comparable retailers and changes in risk-free interest rates could significantly affect the fair value of this derivative instrument. We estimated the fair value of the conversion features to be $1.7 million as of January 3, 2009 and accordingly recognized $9.0 million of income within other income (expense), net during fiscal 2008. Effective with the first quarter of 2009, we will no longer be required to make fair value adjustments as the conversion features of the Notes will no longer be considered an embedded derivative liability due to the fact that we will no longer be required to settle any conversion of the Notes in cash.

Market Risk—Foreign Exchange

Our foreign currency risks relate primarily to stores that we operate in Canada and with our joint venture investment in Japan, for which we apply the equity method of accounting as we do not control this entity. Additionally, we have foreign currency risks associated with the purchase of merchandise from foreign entities. We believe that the potential exposure from foreign currency risks is not material to our long-term financial condition or results of operations; however, short-term volatility in Canadian exchange rates may impact our results of operations by reducing our comparable store sales results and net revenues from Canadian sales, offset by a decrease as a result of a more favorable exchange rate to U.S. dollars in occupancy costs and in selling, general and administrative expenses incurred in Canada. During fiscal 2008, particularly during the fourth quarter, the Canadian exchange rate declined which resulted in a negative impact to our net merchandise sales and gross margin related to our retail stores in Canada, which was partially offset by a decline in our operating expenses incurred in Canada. The estimated negative net impact to our fiscal 2008 results from the Canadian exchange rate fluctuations was approximately $2.0 million. The estimated impact to our results of operations from fluctuations in the exchange rates for the Japanese yen and its impact to our royalty revenues from Eddie Bauer Japan were favorable by approximately $0.6 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth under Item 15.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of January 3, 2009, the Company’s management, with participation of its Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are adequate and effective to reasonably assure that material information relating to the Company, including its consolidated subsidiaries, would be communicated to management by others within those entities in a timely manner to allow decisions to be made regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 3, 2009.

The effectiveness of the Company’s internal control over financial reporting as of January 3, 2009, has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three months ended January 3, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Eddie Bauer Holdings, Inc.

Bellevue, Washington

We have audited Eddie Bauer Holdings, Inc.’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Eddie Bauer Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Eddie Bauer Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Eddie Bauer Holdings, Inc. as of January 3, 2009 and December 29, 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 and our report dated April 2, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Seattle, Washington

April 2, 2009

Item 9B.	OTHER INFORMATION

On April 2, 2009, the Company and its Amended Term Loan lenders entered into a First Amendment (“First Amendment”) to the Amended and Restated Term Loan Agreement with various lenders, Goldman Sachs Credit Partners L.P., as syndication agent, and JP Morgan Chase Bank, N.A., as administrative agent (the “Amended Term Loan”).

Under the First Amendment, we receive relief from our senior secured leverage and fixed charge coverage ratios through January 2, 2010, the end of our fiscal 2009. Our permitted senior secured leverage ratio will increase to 6.25 to 1.00, 8.00 to 1.00, 9.00 to 1.00 and 7.75 to 1.00 as of the end of the first, second, third and fourth quarters of 2009, respectively, and the permitted consolidated fixed charge coverage ratio will decrease to 0.900 to 1.00, 0.800 to 1.00, 0.775 to 1.00 and 0.800 to 1.00, respectively, for those quarters. The leverage and fixed charge coverage ratios will then return to the levels set forth in the Amended Term Loan unless we have (i) extended the maturity date of the Revolver by one year or replaced it with another revolving loan facility having a maturity date of not earlier than June 21, 2011, (ii) converted or retired at least 75% of the Notes, and (iii) raised an additional $40.0 million in new capital. If these requirements are achieved, the permitted senior secured leverage ratio will be set at 6.63 to 1.00, 5.50 to 1.00, 4.38 to 1.00 and 3.25 to 1.00, and the fixed charge coverage ratio at 0.85 to 1.00, 0.90 to 1.00, 0.95 to 1.00 and 1.00 to 1.00 as of the end of the first, second, third and fourth quarters of 2010, respectively. As part of the First Amendment, we have agreed to allow the lenders to provide nominees for two board seats of seven, with the right to provide nominees for a third board seat of eight total seats should the Company not meet the requirements under the Convertible Note Covenant described below within the deadlines provided in the First Amendment. To be considered, a nominee may not be affiliated with the Amended Term Loan lenders, and must be considered “independent” pursuant to The NASDAQ Marketplace Rules and the SEC’s rules under Regulation S-K. As part of the First Amendment, the interest rate on the Amended Term Loan is increased to the greater of the following: (i) for base rate loans, 4.25% plus (A) the prime rate, (B) the federal funds effective rate plus one-half of one percent, (C) a rate equal to the Eurodollar Rate for a one month interest period on such day plus 1%, or (D) 4.00%, or (ii) for Eurodollar loans, LIBOR plus 5.25%, with LIBOR set at a minimum of 3.00% (with a 350 basis point cap on the increase over the rate under the Amended Term Loan).

As consideration for execution of the First Amendment, we paid the following: (A) an initial cash amendment fee equal to $5.8 million, of which $1.9 million was paid upon execution of the First Amendment and $3.9 million was earned but payment of which was deferred until November 30, 2009; (B) a 500 basis point “payment-in-kind” (“PIK”) fee, which will be added to the principal amount of the Amended Term Loan, and accrue PIK interest at the interest rate applicable to the Amended Term Loan, however the PIK fees and interest will not be considered for the calculation of covenants under the Amended Term Loan; and (C) issuance to the lenders under the Amended Term Loan of $.01 warrants exercisable for 19.9% of the Company’s common stock on a fully-diluted basis subject to adjustment for conversion of the Notes, new capital infusions of less than $40 million (unless otherwise agreed to) and exercise of equity compensation grants. The warrants cannot be separately sold, and expire on maturity of the Amended Term Loan or its earlier repayment. The warrants will be issued solely to accredited investors pursuant to the exemption from registration provided for under Regulation D, promulgated under the Securities Act of 1933, as amended. Also, in connection with the issuance of the warrants, the Company, and the holders of warrants will enter into a registration rights agreement, which requires the Company to use its commercially reasonable efforts to file and cause the effectiveness of a Registration Statement to register the resale of all or part of the outstanding securities of the Company acquired upon exercise of the warrants.

The First Amendment contains a covenant (the “Convertible Note Covenant”) pursuant to which we are obligated to either: (1) retire or convert into equity securities at least 75% in principal value of the outstanding Notes, or (2) raise $50 million in new capital, with the proceeds used to pay down the Amended Term Loan principal balance. If we fail to comply with the Convertible Note Covenant within 90 days following execution of the First Amendment (which time period may be extended under certain circumstances), we may obtain two 60-day extensions of the performance period, for the payment upon each extension of a 500 basis point PIK amendment fee and the issuance of $.01 warrants exercisable for 15% of the Company’s common stock on the same fully-diluted basis as the initial warrant issuance. If, after the 210-day period, we have not performed the Convertible Note Covenant, we may obtain a waiver of nonperformance by the payment of another 500 basis point PIK fee. The First Amendment requires that we limit capital expenditures in each of 2009 and 2010 to $20 million, and obtain leasehold mortgages on all leases where the Company has the right to grant the mortgage without landlord consent. We will also seek to receive consent to leasehold mortgages from landlords for certain other leases for the benefit of our Amended Term Loan lenders.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our business is managed by our employees under the direction and oversight of the Board of Directors. Except for McNeil S. Fiske, Jr. (“Neil Fiske”), our President and Chief Executive Officer, none of the members of our Board of Directors is an employee of Eddie Bauer. Our executive officers are appointed by and serve at the discretion of our Board of Directors. There are no family relationships between any director and any executive officer. We keep the members of our Board of Directors informed of our business through discussions during and outside of Board meetings, materials we provide to them, visits to our offices and their participation in Board of Directors and committee meetings. We believe transparent, effective and accountable corporate governance practices are key elements of our relationship with our stockholders.

To help our stockholders understand our commitment to this relationship and our governance practices, several of our key governance initiatives are summarized below.

Corporate Governance Guidelines

Our Board of Directors has adopted Corporate Governance Guidelines that govern, among other things, the Board of Director’s and each of its member’s authority and responsibilities, director orientation and continuing education, and committee composition and charters. You can access these Corporate Governance Guidelines, along with other materials such as committee charters, on our website at http://investors.eddiebauer.com.

Code of Business Conduct and Ethics

We have adopted a written code of ethics, the “Eddie Bauer Code of Business Conduct and Ethics” applicable to our Board members and all of our employees and executive officers, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Our Code is designed to provide guidance for upholding our corporate values and standards and set the standards of business conduct and ethics. The purpose of our Code is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. The Code is posted on our website at http://investors.eddiebauer.com. We intend to disclose on our website amendments to, or waivers from, any provision of our Code that applies to our CEO, CFO, Principal Accounting Officer/Controller or persons performing similar functions, and amendments to, or waivers from, any provision that relates to any element of our Code of Business Conduct and Ethics described in Item 406(b) of Regulation S-K of the Exchange Act (“Regulation S-K”).

Current Board of Directors

The following table sets forth information concerning our non-employee directors as of March 18, 2009:

Non-Employee Directors	Age	Present Position
William T. End	61	Chairman of the Board of Directors, Restructuring Committee Member
John C. Brouillard	60	Director, Audit Committee Member, Compensation Committee Member
Howard Gross	65	Director, Nominating and Corporate Governance Committee Member
Paul E. Kirincic	58	Director, Compensation Committee Member
William Redmond	49	Director, Chair of Restructuring Committee, Audit Committee Member
Kenneth M. Reiss	66	Director, Chair of Audit Committee
Laurie M. Shahon	57	Director, Chair of Nominating and Corporate Governance Committee, Audit Committee Member, Restructuring Committee Member
Edward M. Straw	70	Director, Nominating and Corporate Governance Committee Member, Chair of Special Operations Committee (2007)
Stephen E. Watson	63	Director, Chair of Compensation Committee

Non-employee Directors

William T. End was named Chair of the Board of Directors of Eddie Bauer in June 2005. From May 2001 until his retirement in May 2003, Mr. End served as chair of Cornerstone Brands, Inc., a privately-held catalog retailer whose brands include Ballard Designs, Frontgate, Garnet Hill, Smith & Noble, The Territory Ahead and Travel Smith. From 1995 to May 2001, Mr. End served in various capacities with Cornerstone Brands, Inc., including as chair and chief executive officer. From 1990 to 1995, Mr. End served in various executive positions at Lands’ End, Inc., including president and chief executive officer. Formerly, Mr. End spent 15 years at L.L. Bean, Inc., where he served as executive vice president and chief marketing officer. Mr. End currently serves as a director of IDEXX Laboratories, Inc. and several non-public companies. Mr. End received a Bachelor of Science degree in Business Administration from Boston College in 1969 and an MBA from Harvard Business School in 1971.

John C. Brouillard was named a director of Eddie Bauer in June 2005. From May 2007 until January 2008, Mr. Brouillard served as interim Chairman, President and CEO of Advance Auto Parts, Inc. From February 1991 to June 2005, Mr. Brouillard served as chief administrative and financial officer of H.E. Butt Grocery Company. From 1977 to 1991, Mr. Brouillard held various positions at Hills Department Stores, Inc., including president of the company. Mr. Brouillard currently serves as the nonexecutive chairman of the Board and a director of Advance Auto Parts, Inc. Mr. Brouillard received a Bachelor of Science degree in Mechanical Engineering from the University of Massachusetts in 1970 and an MBA from the University of Pennsylvania in 1974.

Howard Gross was named a director of Eddie Bauer in June 2005, and served as its interim CEO from February to July 2007. From 1996 to 2004, Mr. Gross served as president and chief executive officer of HUB Distributing, Millers Outpost and Levi’s Outlet Stores of the American Retail Group, Inc. From 1994 to 1995, Mr. Gross served as president and chief operating officer of Today’s Man, Inc. Formerly, Mr. Gross spent over 20 years at Limited Brands, Inc., where he held various positions, including president of Victoria’s Secrets Stores and president of the Limited Stores. Mr. Gross currently serves as a director of Glimcher Realty Trust. Mr. Gross received a Bachelor of Arts degree in Speech and Public Address from the University of Akron in 1965.

Paul E. Kirincic was named a director of Eddie Bauer in June 2005. From February 2001 through October 2008, Mr. Kirincic served as executive vice president, human resources, communications, corporate marketing and corporate security at the McKesson Foundation of McKesson Corporation. From November 1998 to January 2001, Mr. Kirincic served as vice president, human resources, for the Consumer Healthcare Division of Pfizer, Inc. Mr. Kirincic also served in various positions at the Whirlpool Corporation, including as vice president of human resources for Whirlpool Europe. Mr. Kirincic received a Bachelor of Arts degree in History and Communications from St. Norbert College in 1972 and an MSBA in General Management from Indiana University in 1979.

William E. Redmond, Jr. was named as a director of Eddie Bauer in June 2007 and serves as Chair of the Restructuring Committee. Mr. Redmond has served as President and Chief Executive Officer of GenTek Inc. since May, 2005 and a director of GenTek Inc. since November 2003. From 2005 to 2007, Mr. Redmond served as Chairman and a director of Maxim Crane Works and Chairman and a director of Citation Corporation. Mr. Redmond previously served as President and Chief Executive Officer from December 1996 to February 2003, and as Chairman of the Board of Directors from January 1999 to February 2003 of Garden Way, Inc., a manufacturer of outdoor garden and power equipment. Mr. Redmond received a Bachelor of Science degree in Marketing and Management from Siena College in 1981.

Kenneth M. Reiss was named a director of Eddie Bauer in June 2005, and serves as Chair of the Audit Committee. From 1965 to June 2003, Mr. Reiss worked at Ernst & Young LLP, where he served as Managing Partner of the New York office, Assurance and Advisory Practice, as well as the national director of retail and consumer products for the Assurance and Advisory Practice. Mr. Reiss has been retired since 2003. He currently serves as a director and audit committee chairman of The Wet Seal, Inc. and Harman International Industries, Inc. Mr. Reiss received a Bachelor of Arts degree in Economics from Bates College in 1964 and an MBA from Rutgers School of Business in 1965.

Laurie M. Shahon was named a director of Eddie Bauer in June 2005 and serves as Chair of the Nominating and Corporate Governance Committee. Since 1994, Ms. Shahon has served as President of the Wilton Capital Group, a private direct investment firm headquartered in New York City. The primary focus of Wilton Capital Group is consumer products retailing, financial institutions, distributors, healthcare and telecommunications. Wilton Capital Group has no affiliation with Eddie Bauer. From 1988 to 1993, Ms. Shahon served as managing director of ‘21’ International Holdings, Inc. From 1980 to 1988, Ms. Shahon served as vice president and during that period founded the retailing and consumer products group at Salomon Brothers. Ms. Shahon is a director of Knight Capital Group, Inc. and a nonpublic company. Ms. Shahon received a Bachelor of Arts degree in English and Political Science from Wellesley College in 1974 and an MBA from Columbia Business School in 1976.

Edward M. Straw was named a director of Eddie Bauer in June 2005 and served as Chair of a Special Operations Committee in 2007. From April 2008, Mr. Straw has served as executive vice president of PRTM Management Consultants, an operational strategy group. March 2000 to February 2005, Mr. Straw was President, Global Operations of the Estée Lauder Companies. He formerly served as Senior Vice President, Global Supply Chain and Manufacturing of the Compaq Computer Corporation, and was President of Ryder Integrated Logistics. Mr. Straw also spent over 30 years in the United States Navy, retiring in 1996 as a Vice Admiral (three stars.) His final assignment, before retiring, was Director (CEO) of the Defense Logistics Agency in Washington, DC. Mr. Straw currently serves as chairman of the board of directors of Document Capture Technologies, Inc., a provider of secure imaging solutions, and as a director of MeadWestvaco Corporation and several private boards. He received a Bachelor of Science degree in Engineering from the U.S. Naval Academy and an MBA from the George Washington University.

Stephen E. Watson was named a director of Eddie Bauer in June 2005 and serves as Chair of the Compensation Committee. From November 1997 to November 2002, Mr. Watson served as president and chief executive officer of Gander Mountain L.L.C. From 1973 to 1996, Mr. Watson served in various positions with the Dayton Hudson Corporation, including as chairman and chief executive officer of Dayton Hudson Department Stores Co. and as president of the Dayton Hudson Corporation. Mr. Watson serves as a director of Kohl’s Corporation and Regis Salons. Mr. Watson received a Bachelor of Arts degree in American History from Williams College in 1967 and an MBA from Harvard Business School in 1973.

Audit Committee

The Audit Committee was established by the Board of Directors. The Audit Committee consists of Kenneth M. Reiss (Chair), John C. Brouillard, Laurie M. Shahon and William Redmond, each an independent director as the term is defined in Item 407(d)(5)(i)(B) of Regulation S-K and the NASDAQ Global Market listing standards, and each financially literate as required by the NASDAQ Global Market listing standards. Our Board of Directors has determined that each of the four members of the Audit Committee qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K.

Executive Officers

The following persons serve as our executive officers:

Executive Officers	Age	Present Position
Neil Fiske	47	President and Chief Executive Officer and Director
Kimberly Berg	40	Senior Vice President, General Merchandising Manager
Freya Brier	51	Senior Vice President, General Counsel and Corporate Secretary
Ronn Hall	48	Senior Vice President, Sourcing and Supply Chain
R. Thomas Helton	61	Senior Vice President and Chief Human Resources Officer
Pirkko Karhunen	46	Senior Vice President, Design
Ann Perinchief	55	Senior Vice President, Customer Experience and Legendary Service
Marv Toland	47	Chief Financial Officer

Neil Fiske was named President and Chief Executive Officer and a director of Eddie Bauer in July 2007. From February 2003 to June 2007, Mr. Fiske was chief executive officer of Bath and Body Works of Limited Brands, during which time Mr. Fiske led the turnaround and brand transformation of that retailer. He was recognized as “Marketer of the Year” and “Retailer of the Year” in 2004 and 2005 by Women’s Wear Daily. Prior to Limited Brands, Mr. Fiske spent fourteen years at Boston Consulting Group focused on the Consumer Goods and Retail sector. He is the author of “Trading Up: The New American Luxury,” a Business Week bestseller and winner of the American Marketing Association’s Newberry award for best marketing book. Mr. Fiske is a graduate of Harvard Business School and Williams College.

Kimberly Berg was named Senior Vice President, General Merchandising Manager of Eddie Bauer in February 2008. Ms. Berg has been Vice President and General Merchandising Manager for the Company’s retail division since March 2006, Vice President Womens’ and Field and Gear Merchandising from February 2004 to March 2006, and Divisional Vice President Womens’ Merchandising since April 2002. Prior to joining the Company, Ms. Berg spent seven years at Gap, Inc., most recently as Divisional Merchandise Manager. Ms. Berg studied Merchandising at the University of Arizona and Textile and Clothing at Arizona State University.

Freya Brier was named Senior Vice President, General Counsel and Corporate Secretary in November 2007. Prior to joining Eddie Bauer, from September 1996 through August 2007, Ms. Brier was General Counsel and Corporate Secretary of Wild Oats Markets, Inc., and served as its Vice President, Legal, from 1997 through 2005, and its Senior Vice President, Legal and Real Estate, from 2005 until August 2007. Ms. Brier was formerly a partner with the law firm of Holme Roberts & Owen LLC. Ms. Brier received a Bachelor of Arts degree in Economics, Business and Languages from Cornell College in 1980 and her J.D. degree from New York University in 1983.

Ronn Hall was named Senior Vice President, Sourcing and Supply Chain in November 2007. Mr. Hall joined Eddie Bauer from Coldwater Creek, where he served as Vice President of Sourcing and Production since March 2004. Prior to Coldwater Creek, Mr. Hall was Vice President, Production and Sourcing for Limited Brands Inc. from July 1997 to February 2002. Prior to 1997, Mr. Hall held positions in manufacturing and sourcing with Pacific Alliance, J. Crew, Inc., and Kellwood Company. Mr. Hall received a Bachelor of Science degree in Chemical Engineering from Mississippi State University.

R. Thomas (Tom) Helton was named Senior Vice President and Chief Human Resources Officer of Eddie Bauer in July 2007. From 2005 to 2007, Mr. Helton was Head, Organization Effectiveness and Human Resources at Sampoerna Strategic and from 2001 to 2005 Mr. Helton served in the same role for HM Sampoerna, an international consumer goods company based in Southeast Asia. From 1998 to 2001, Mr. Helton was Executive Vice President, Organization Development and Human Resources at United Stationers in Chicago. Mr. Helton has also held various human resource and labor relations roles at Whirlpool Corporation and Kaiser Aluminum and Chemical Corporation. Mr. Helton has served as an officer in the United States Army and received a Bachelor of Arts in biology and psychology from Middle Tennessee State University.

Pirkko Karhunen was named Senior Vice President, Design in August 2008. Prior to joining Eddie Bauer, Ms. Karhunen worked with the CEO and President of Aeropostale in the development of a new product concept. Prior to that, Ms. Karhunen was with Lilly Pulitzer, where she held several design roles between 2005 and 2007, including Senior Vice President of Design. From 1999 to 2004, Ms. Karhunen was Senior Director of Design for Women’s and Children’s with Land’s End. From 1997 to 1999, Ms. Karhunen served as Director of Design for Gymboree’s Zutopia business. Ms. Karhunen has also worked for Anne Klein in design roles. Ms. Karhunen graduated from the Parsons School of Design in New York.

Ann Perinchief was named Senior Vice President, Customer Experience and Legendary Service of Eddie Bauer in June 2005. Ms. Perinchief became Senior Vice President, Retail of Eddie Bauer, Inc. in March 1999. From 1996 to 1999, Ms. Perinchief served as Vice President, Customer Satisfaction and Sales of Eddie Bauer.

Ms. Perinchief received a Bachelor of Arts degree in Retail: Clothing and Textiles from Michigan State University in 1975.

Marv Toland was named Chief Financial Officer of Eddie Bauer in November 2007. Prior to joining Eddie Bauer, Mr. Toland was with London Fog Group from 1999 through November 2007, where he most recently served as Executive Vice President and Chief Financial Officer with responsibility for the finance, accounting, systems, legal and customer service functions. Prior to joining London Fog in 1999, Mr. Toland was Chief Financial Officer of Brooks Sports, Inc. and previously held a variety of finance-related positions with Exxon Corporation. Mr. Toland received a Bachelor of Arts degree in Economics from Western Washington University, and a Masters degree from Carnegie Mellon University in Industrial Administration.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors and persons who own more than 10% of a registered class of our equity securities file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with all Section 16(a) forms that they file. Based solely upon our review of copies of the forms received by us and written representations from certain reporting persons that they have complied or not complied with the relevant filings requirements, we believe that, during the fiscal year ended January 3, 2009, all of our executive officers, directors and greater-than-10% stockholders complied with all Section 16(a) filing requirements with the exception of the following: Neil Fiske, for whom two reports on Form 4 were each filed one day past-due, each reporting purchase of shares of common stock by Mr. Fiske; Kenneth Reiss, for whom one report on Form 4 was filed two days past-due reporting the grant of restricted stock units to Mr. Reiss; and Kimberly Berg, for whom one report on Form 3, identifying Ms. Berg as a reporting person, was filed 17 days past due.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

Introduction

In March 2003 Spiegel, Inc., together with 19 of its subsidiaries and affiliates, including Eddie Bauer, Inc., filed for Chapter 11 bankruptcy protection. In June 2005, Eddie Bauer emerged from bankruptcy as a stand-alone company for the first time in 34 years, and Eddie Bauer Holdings, Inc. was created as the parent holding company of Eddie Bauer, Inc. At that time the Company’s Board of Directors was established.

During 2006 and the first quarter of 2007, Eddie Bauer pursued strategic alternatives, including a proposed acquisition by private investors, which was not approved by the Company’s stockholders. In the second half of 2007, the Company sharpened its focus on hiring a new management team, rebuilding its business and strengthening overall Company performance. We completed building the executive team and hiring in 2007 a new CEO, CFO, General Counsel and Senior Vice Presidents of Human Resources and of Sourcing and Supply, and in 2008 promoting a new Senior Vice President, General Manager Merchandising, and hiring a Senior Vice President of Design. The senior management team set initiatives, formulated strategies to achieve these initiatives, and began taking action to implement the initiatives in 2008, with the goal of rebuilding the Eddie Bauer brand as a leader in outerwear and apparel for an active outdoor lifestyle.

The Compensation Committee of the Board of Directors (the “Committee”) formulates compensation strategies for the senior executives and, with regard to annual cash and long-term incentives, for all corporate employees, with input from the CEO, the Senior Vice President of Human Resources, the Manager of Compensation and the compensation consultants described below. The Committee reviews and approves all compensation decisions relating to elected officers, including the CEO and other executive officers identified in the Summary Compensation Table below (the CEO and other executive officers are defined in this discussion as the “Named Executive Officers” or “NEOs”). The CEO annually reviews the performance of the NEOs and provides input to the Committee on individual performance to be considered by the Committee as part of their annual salary reviews. Where germane to the understanding of the Company’s compensation philosophies, the disclosure below may contain a broader discussion of the application of a particular compensation philosophy, policy or practice to corporate employees (those working in the Company’s headquarters, its remote information technology and call centers and in the managerial functions at its distribution center) of the Company as a whole. See “Further Information Regarding the Board of Directors—Board Committees—Compensation Committee” for a narrative description of the Company’s processes and procedures for the consideration and determination of executive and Board of Director compensation.

Overview of Compensation Program Objectives and Key Compensation Components

In the second half of 2007, the primary focus of the compensation program objectives for our NEOs shifted from retaining existing personnel to attracting, retaining and motivating highly-qualified executives in key roles to implement a long-term strategy to improve overall Company performance and rebuild the Eddie Bauer brand during a multi-year effort. To achieve these objectives, the newly-hired and existing senior executives received compensation packages consisting of the following:

•	competitive base salaries;

•	the potential for significant additional annual cash awards upon the achievement of annual performance objectives;

•	limited annual cash perquisites;

•	a broad package of benefits, including 401(k) and Deferred Compensation Plans; and

•	participation in Change in Control and relocation programs.

In some cases, cash sign-on bonuses were also offered.

In addition, newly-hired executives received new hire equity incentive awards that included:

•	stock options vesting pro rata over four years;

•	restricted stock units that “cliff” vest after four years of service; and

•	for the CEO, CFO and two Senior Vice Presidents, stock options for which the vesting is tied to the achievement of targeted stock prices on the NASDAQ Global Market for certain periods of time.

The Committee has targeted the 50 th percentile of comparable peer company compensation levels as an appropriate level of compensation to meet the hiring and retention objectives for Eddie Bauer NEOs, based on the compensation levels required to attract qualified individuals to complete the amount of work necessary for a successful turnaround of the Company’s business. A significant portion (an additional 70% to 110% of annual base salary) of each NEO’s potential annual compensation consists of a cash bonus that is contingent on the achievement of specific financial targets designed to align the NEO’s interests with those of our stockholders and that is at risk if the Company fails to meet certain financial performance targets. The Company made substantial grants of stock options and restricted stock units (“RSUs”) to officers in conjunction with emergence from bankruptcy in 2005, but did not have an annual long-term equity incentive plan prior to 2008, nor has it paid on any regular basis annual cash incentives for performance. As a result, there have not been specific weightings between cash and equity-based compensation or between annual and long-term incentive compensation. In the second half of 2007, the Committee prepared a management long-term equity compensation program, which was implemented in January 2008. For 2008 and beyond, the amount of long-term equity incentive grants made to each NEO will be based upon several factors, including achievement of individual and Company performance targets, as well as comparisons of the NEO’s total compensation package to analogous Peer Group positions. See “Key Components of CEO/NEO Compensation—Long-Term Incentives—2008 LTIP” below.

The Company’s comparable store sales improved through the first half of 2008, and then declined slightly in the second half of the year, primarily as a result of the substantial downturns in the national economy and consumer spending in the third and fourth quarters of 2008. Due to a significant decline in the Company’s stock price since emergence from bankruptcy and particularly in the second half of 2008, all stock options outstanding have exercise prices significantly higher than the current market price of the Company’s common stock and restricted stock units and stock-only stock appreciation rights (“SOSARs”) held by the Company executives have greatly reduced in value since grant date (as measured by the grant date common stock price versus current stock price). The Committee recognizes the present erosion of the efficacy of the Company’s current outstanding equity-based compensation to achieve the objectives of attracting, retaining and motivating executives and will take it into consideration in evaluating current and future compensation strategies.

Review of Compensation Against Peers. The Compensation Committee, working with Compensation Strategies, Inc., an independent compensation consultant (the “Consultant”) hired by the Committee in 2006, and members of management, completed a comprehensive review in late 2007 of the key priorities for the Company’s executive compensation components and the competitiveness of then-current compensation programs at the Company, including whether actual compensation components used to date achieved the goals articulated by the Company. In the past, the Company has reviewed general retail market data to determine the competitiveness of its compensation levels. The review performed by the Consultant in the fourth quarter of 2007 included an evaluation of the competitiveness of the Company’s compensation for officers as compared to executive pay at 18 industry retail apparel peers (the “Peer Group”) selected in consultation with the Committee and the CEO, including:

Abercrombie & Fitch

Aeropostale, Inc.

American Eagle Outfitters

Ann Taylor Stores Corporation

Charming Shoppes, Inc.

Chicos FAS, Inc.

Coldwater Creek, Inc

(The) Childrens Place Retail Stores, Inc.

Coach, Inc.

The Gap, Inc. Guess, Inc. Jones Apparel Group, Inc Limited Brands, Inc. Liz Clairborne, Inc. Pacific Sunwear of California, Inc Polo Ralph Lauren Corporation (The) Talbots, Inc. Tween Brands, Inc.

Market data for the Peer Group was size-adjusted using statistical regression analysis to remove significant swings between raw data points, and to construct market pay levels commensurate with the Company’s comparative revenues to the Peer Group. The Consultant specifically evaluated the competitiveness of the Company’s then-current base salary and short-term incentives compared to those offered by the Peer Group and the prevalence of certain other components of compensation (benefits, change in control plans, perquisites, relocation programs and discounts) as compared to the Peer Group. Given that in 2007 the Company had no formal, annual long-term incentive program in place, no analysis of this component for the NEOs was performed, although a Peer Group analysis of long-term incentive compensation was provided by the Consultant as part of the discussion between the Committee, management and the Consultant regarding structure of a long-term equity incentive program.

Based on the Consultant’s evaluation, the Committee concluded that senior executive base salaries were generally at or slightly above the 50th percentile for the Peer Group, and target bonus levels (as a percentage of salary) were at or slightly above the 50th percentile of target bonus levels for peers, but the Company’s failure to pay bonuses on a consistent basis over the past several years, along with the lack of a structured long-term equity incentive program, resulted in the Company’s total compensation for senior executives being below the 50th  percentile as compared to the Peer Group’s compensation levels. The Committee then began discussions with the Consultant, the CEO, the Chief Human Resources Officer, and Compensation personnel on the structure of new short- and long-term incentive plans for the Company’s NEOs, and included the NEOs in discussions concerning such structure as it applied to their respective directly reporting eligible corporate employees, designed to reinforce the Company’s focus on a return to profitability and motivate future individual performance critical to the achievement of the Company’s long-term improved financial performance. In early 2009, management reviewed and presented a report to the Committee on the published compensation data for the Peer Group which concluded that the NEO base salaries were on average at the Peer Group median, and that the base salary of the CFO was below the median base salary for the Peer Group, unadjusted for company size. After taking into account Mr. Fiske’s voluntary 10% salary reduction in January 2009, Mr. Fiske’s base salary currently is slightly below the Peer Group median.

Key Components of CEO/NEO Compensation

Base Salary. As noted above, the Company seeks to pay our NEOs base salaries at the 50th percentile of the Peer Group NEO compensation level. The Committee retains the ability to set actual base salaries based on an assessment of each NEO’s tenure, experience and skill set, as well as competitive and internal equitable considerations. Base salaries are reviewed and approved annually by the Committee.

NEO Base Salaries. The Committee formulated salaries in 2007 for the then newly-hired CFO, General Counsel and Senior Vice Presidents of Human Resources and Sourcing and Supply by evaluating the candidates’ previous salary level, general market data for the area in which the Company’s headquarters are located, and the Peer Group base salary data for similar positions. The Committee also considered the level of salaries and other elements of compensation necessary to induce the selected candidates to accept offers with the Company, which was just commencing its turnaround. The Committee reviewed these salaries again in 2008 by evaluating general market data for the area in which the Company’s headquarters are located and the Peer Group base salary data for similar positions. A reorganization of corporate staff in 2008 resulted in realignment of some responsibilities amongst executives. The Senior Vice President, Customer Experience and Legendary Service was given a salary increase in recognition of past performance and expansion of responsibilities and a new Senior Vice President, General Merchandising Manager was promoted from within. In July 2008, the Senior Vice President, General Merchandising Manager was given a 5% salary increase in recognition of her performance and expansion of responsibilities and the salary of the CFO was adjusted in recognition of his added responsibilities, and to bring his salary closer to the 50th percentile for the area in which the Company’s corporate headquarters are located.

CEO Base Salary. For the hiring of our new CEO in July 2007, the Committee evaluated the same factors identified above for the NEOs but focused specifically on Peer Group CEO base salaries, with greater weighting towards the level of salary and other compensation necessary to induce Mr. Fiske to accept the CEO position, given the Company’s poor historic sales performance, debt level and the long-term nature of a potential turnaround. In addition, as discussed below, the long-term equity incentive grants made to Mr. Fiske were structured specifically to reward long-term performance and encourage long-term retention. The Committee evaluated Mr. Fiske’s 2007 performance in March 2008, including his leadership, vision, merchandising strategy, financial results, team building and communication skills. The Committee concluded that Mr. Fiske’s performance was excellent but did not take action to increase his salary, based on the determination that his initial salary remained reasonable for the remainder of 2008, given the relatively short period of time that had elapsed since his hire date and the relatively early stage of the Company’s turnaround process. In March 2009, the Committee again concluded that Mr. Fiske’s 2008 performance was excellent after considering the merits of his leadership, talent management, communication skills, progress in rebuilding the Company brand, development and re-direction of merchandise content, and also the Company’s performance, which was improving until the abrupt decline in consumer spending in the second half of 2008. Despite the review, the Committee concluded that no base salary increase was appropriate after considering Mr. Fiske’s input and his effort to proactively manage the Company’s cost structure in the context of a deepening economic recession, including his personal voluntary pay reduction in late January 2009.

Annual Short-Term Incentives Programs. In January 2008, the Committee and Board of Directors approved a new short-term incentive program (“STIP”) under which eligible corporate support employees, including NEOs could receive an annual cash incentive. The STIP was designed to encourage the NEOs, as well as other eligible corporate employees, to improve the performance of the Company through annual cash bonuses tied to achievement of overall Company performance objectives. We targeted the percentage of base salary that could be received in annual incentive bonus opportunities under the STIP at approximately the 50th percentile of the Peer Group’s target bonuses for the NEOs. The objectives of the STIP are to assure that incentive bonus awards represent at-risk compensation, to reward our NEOs and other eligible employees on the basis of corporate financial results on an annual basis, and to provide an incentive bonus award that is competitive with the market for each position.

The STIP provides for annual cash incentive payments if the Company achieves an annual target level of “Consolidated EBITDA”, which is defined in the Company’s $225 million Amended and Restated Term Loan Agreement (“Consolidated EBITDA”). The Committee, working with management, selected Consolidated EBITDA as the hurdle for STIP payments because it is a preexisting contractual metric, pursuant to the Company’s term loan credit facility, that approximates a cash profitability target for payment of short-term incentive compensation. The Company accrues, on a quarter-by-quarter basis, funding for the STIP if the Company’s overall Consolidated EBITDA for the quarter, on a cumulative basis, is on target based on the full-year projection. The Company accrues a percentage of the total estimated payout based upon the quarter’s proportionate cumulative contribution to full-year net revenues. Under the STIP for fiscal 2008, the target was set at $80 million in Consolidated EBITDA for full payout. In addition, for 2008, if 75% ($60 million) of the Consolidated EBITDA target was achieved, employees would have received approximately 25% of their target bonus, and if the Company achieved a Consolidated EBITDA of up to 141% of target, employees would have received up to approximately 200% of their target bonus. The Company did not hit either target due to the sharp downturn in the economy in the second half of 2008. If the target had been met (after funding of the accrual for STIP bonuses), corporate support employees would have received a bonus equal to from approximately 3% to 110% of their base salary, depending upon their position in the Company. The CEO receives 110% of his base salary, and all other NEOs receive 70% of their base salaries upon achievement by the Company of the Consolidated EBITDA target. The Committee intends for any payments under the STIP to constitute cash-denominated Performance Awards pursuant to the terms of the 2007 Amendment and Restatement to the Eddie Bauer Holdings, Inc. 2005 Stock Incentive Plan (the “2005 Plan”).

Long-Term Incentives. In June 2007, the Company received stockholder approval for the 2005 Plan, and increased by 2,250,000 shares the number of shares available for grant under the 2005 Plan, to permit the grant of stock options, SOSARs and restricted stock units to eligible personnel, including our NEOs.

Executive New Hire Grants. New hire grants made in 2007 were designed to attract the NEOs, focus their attention on the long-term performance of the business, and align our NEOs’ financial interests with those of our stockholders, by:

•	providing forfeiture of restricted stock units (“RSUs”) granted unless four years of continuous service are provided by the NEO; and

•	tying the vesting of certain stock options granted to the achievement of stock price targets.

CEO Grants. Neil Fiske, our CEO, received equity grants at the time of his commencement of employment in 2007 comprised of 37,089 RSUs, calculated by dividing $500,000 by the 30-day average closing stock price for the Company’s common stock prior to his date of hire, with four-year cliff vesting; 100,000 stock options vesting ratably annually over four years; 600,000 performance options, one-half of which have a five-year term and vest if and when the Company’s common stock reaches $25 on the NASDAQ Global Market for 30 consecutive days, and one-half with a seven-year term, vesting if and when the Company’s common stock reaches $35 for 30 consecutive days.

The Committee designed the performance-based stock options specifically to align the CEO’s interests with that of stockholders and to provide long-term retention incentives to, and reward the CEO for improvement in the Company’s performance resulting in significant increases in the Company’s stock price on the NASDAQ Global Market.

Senior Officer Grants. In August 2008, the newly hired Senior Vice President of Design received a new-hire inducement equity grant of 20,000 RSUs, with a four-year cliff vesting, and options to purchase 30,000 shares of stock, priced at the closing price on the start date of her employment, and vesting ratably over four years. New-hire equity grants made to the CFO, General Counsel and one Senior Vice President hired in the second half of 2007 were comprised of 11,000 RSUs, with four-year cliff vesting; 20,000 stock options, of which 20% vest ratably annually over four years and 80% were performance options, one-half of which have a five-year term and vest if and when the Company’s common stock reaches $25 on the NASDAQ Global Market for 30 consecutive days, and one-half with a seven-year term, vesting if and when the Company’s common stock reaches $35 for 30 consecutive days.

The new-hire inducement grants to the CFO, General Counsel and certain Senior Vice Presidents were made as inducement grants under an exception to shareholder approval for equity plans contained in Rule 4350 of the NASDAQ Marketplace Rules.

The Committee designed the performance-based stock options specifically to align the NEOs’ interests with that of stockholders and to provide long-term retention incentives to, and reward the NEOs for improvement in the Company’s performance resulting in significant increases in the Company’s stock price on the NASDAQ Global Market.

2008 LTIP. The Committee believes that the inclusion of long-term equity incentive grants in the overall compensation package for key employees is critical to attraction and long-term retention of qualified key employees during the Company’s turnaround, because the Committee believes qualified individuals with talents necessary to effect the turnaround will view a long-term incentive grant as an attractive inducement to accepting employment, while aligning management’s interest in increasing the Company’s value with the shareholders. In the fourth quarter of 2007, the Committee, working with the Consultant and management, began structuring a long-term incentive program for annual grants of long-term equity incentives to eligible corporate support personnel. The final structure of the program was approved in January 2008. Under the newly-approved Long Term Incentive Program (“LTIP”), grant issuances are made annually. The level of grant to each NEO (and other executives) in 2008 was determined by an evaluation of performance during the prior year, as well as a comparison of the NEO’s compensation levels to those of equivalent positions in the Peer Group. In the future, the Committee, working with the CEO, will establish performance targets for each NEO, with the achievement of such targets, as well as the competitiveness of the total compensation package as compared to the Peer Group, being factors in the size of any annual equity grants made. The equity grants under the LTIP were intended to bring total compensation packages to closer to the 50th percentile of the Peer Group for total compensation, making the Company’s compensation packages more competitive with the Peer Group. Grant value is split equally between RSUs, with a cliff vesting after four years, and stock-only stock appreciation rights (“SOSARs”), which give the grantee the right to receive, in shares of the Company’s common stock, the difference between (x) the closing price of the Company’s stock on the date of grant multiplied by a specified number of SOSARs and (y) the closing price of the Company’s stock on the date of exercise, multiplied by the same specified number of SOSARs. The grantee will receive a number of shares of the Company’s common stock equal to the difference between the two amounts [(x) and (y) above], divided by the closing price of the stock on the date of exercise. SOSARs vest ratably annually over four years. The total number of SOSARs and RSUs granted will be determined based on the total amount of equity available for grant under the 2005 Plan, divided by the number of years until the Committee determines it advisable to seek approval for additional shares from the Company’s shareholders. Allocations of equity grants among eligible employees, including the NEOs, are made pursuant to recommendations of the CEO, working with the Chief Human Resources Officer and the Manager of Compensation, based upon evaluations of the 50th percentile for current total compensation of each NEO to Peer Group compensation for the equivalent position, as well as performance evaluations. The Company estimates that it only has sufficient stock in the 2005 Plan to make annual grants in 2009 to currently eligible employees (including the NEOs) and directors, without an increase in the shares available for grant under the 2005 Plan.

In determining the level of equity incentive awards that the Company will make in the future, the Committee is considering the impact of the decline in the Company’s stock price in the second half of 2008 on the objectives that it intended to achieve with past equity compensation awards, as well as the limited remaining pool of shares under the 2005 Plan available for future equity compensation grants.

In March 2008, a total of 277,520 RSUs and 529,481 SOSARs at $4.30 per share were granted under the LTIP. NEOs received the following grants:

	RSUs	SOSARs
Kimberly Berg	27,512	52,488
Tom Helton	13,756	26,244
Ann Perinchief	22,354	42,647
Marv Toland	24,073	45,927

In May 2008, Mr. Fiske was granted 25,000 RSUs and 25,000 SOSARs at $3.91 per share in recognition for his contributions to the Company’s improved performance during the prior 12 months, including progress in rebuilding brand identity, development of improved merchandise and marketing strategies, building the senior leadership team and significantly reducing selling, general and administrative expenses.

Other Benefits

Our NEOs participate in all broad-based employee benefit plans provided by the Company. These include but are not limited to a 401(k) savings plan and health and welfare insurance. In 2008, the Company contributed a matching amount to 401(k) participant accounts in an amount equivalent to 100% on the first 3%, plus 50% on the next 3% of participant account contributions. Effective March 1, 2009, the Company suspended its 401(k) employer-match as a cost reduction measure. In addition, the Company offers certain additional benefits to key executives, including our NEOs. These executive benefits include a change in control plan, executive long-term disability insurance, life insurance, a non-qualified deferred compensation plan and a perquisite allowance. Management, under the direction of the Committee, undertook a review in 2008 of the Company’s benefit plans and agreements with long-term compensation components to ensure compliance with the new requirements on deferred compensation arrangements imposed pursuant to Treasury Regulation 1.409(A) promulgated under Section 409(A) (“Section 409A”) of the Internal Revenue Code of 1986, as amended. As a result of such review, certain changes, discussed below, were made to the Company’s Senior Officer Change in Control Benefits Plan and Non-Qualified Deferred Compensation Plan, to Mr. Fiske’s employment agreement and to the Separation Agreement and Release with the Company’s former Chief Executive Officer, Fabian Månsson.

Change in Control Plan. The Company has a change in control plan in which the NEOs and other key executives participate. The Board has determined that the change in control plan is in the best interests of the Company and its stockholders to assure that the Company will have the continued dedication of these executives despite the possibility, threat or occurrence of a change in control of the Company. The Eddie Bauer Holdings, Inc. Senior Officer Change in Control Compensation Benefits Plan, which we refer to as the “Change in Control Plan,” is intended to diminish the distraction to our executives of the uncertainties and risks created by a threatened or pending “Change in Control” (as defined in the Change in Control Plan) and to provide the executives with compensation arrangements upon a Change in Control that provide the executives with financial security and that are competitive with the Peer Group.

The Change in Control Plan provides that during the period within six months prior to a Change in Control, but subsequent to such time as negotiations or discussions that ultimately lead to a Change in Control commenced, and two years following the date of a Change in Control, the executive shall be entitled to specified separation benefits if the executive’s employment is terminated by the Company other than for “Cause,” death, disability or retirement, or is terminated by the executive for “Good Reason” (each as defined in the Change in Control Plan). In such event, the Company will pay such executive a lump sum payment, within 15 days after the date of termination (and delayed for a period of time for individuals whose receipt may be impacted by the requirements of Section 409A), representing certain severance benefits (in lieu of further salary payments and in lieu of any severance benefits to which the executive would otherwise be entitled under any general severance policy or other severance plan maintained by the Company for its management). These severance benefits for NEOs consist of: (i) his or her accrued and unpaid salary with respect to vacation days accrued but not taken through the date of termination; (ii) his or her accrued and unpaid base salary; (iii) any earned but unpaid annual incentive bonuses from the fiscal year immediately preceding the fiscal year in which the date of termination occurs; (iv) if the date of termination occurs subsequent to a fiscal year in which the Change in Control occurs, a pro-rated bonus equal to the product of (a) the greater of (1) (x) the executive’s target annual bonus amount under the AIP for the fiscal year in which the date of termination occurs and (y) the executive’s average annual bonus for the three full fiscal years prior to the date of termination, or such lesser number of fiscal years during which the executive was employed by the Company or an affiliate, and (2) the annual bonus amount under the AIP determined based on the performance to date for the performance period that includes the date of termination, multiplied by (b) a fraction, the numerator of which is the number of days in the then current fiscal year through the date of termination and the denominator of which is 365; and (v) an amount equal to a “benefit multiplier” of 2.0 for Senior Vice Presidents of the Company (or 3.0 in the case of the CEO) multiplied by the sum of (a) the executive’s annual base salary plus (b) the greater of (1) his or her target annual bonus for the fiscal year in which the termination occurs and (2) the executive’s average annual bonus for the three full fiscal years prior to the date of termination, or such lesser number of fiscal years during which the executive was employed by the Company or an affiliate. In addition, such executive will receive: (i) continued health, medical, life and long-term disability insurance coverage for the executive and his or her family for a period equal to the executive’s benefit multiplier at substantially similar levels of coverage, or if the applicable plan, program, practice or policy does not permit the participation of the executive or his or her family, payment to the executive of an amount equal to the standard after-tax cost of such insurance coverage; and (ii) outplacement services for a period equal to the number of years of the executive’s benefit multiplier; provided, however, that the maximum aggregate amount of such outplacement services will not exceed $25,000 ($50,000 in the case of the CEO).

Upon a Change in Control, or in the event an executive’s employment is terminated prior to a Change in Control in a manner that entitles the executive to separation benefits under the previous paragraph, the executive shall be entitled to (i) the immediate vesting of all previously granted awards of stock options, SOSARs, restricted stock and restricted stock units under any equity compensation plan or arrangement maintained by the Company that are outstanding at the time of the Change in Control or date of termination, as the case may be; (ii) a long-term incentive amount equal to the greatest of (a) the executive’s target long-term incentive opportunity for each outstanding performance award in effect on the Change in Control date; (b) the average annual performance award payout, including any portion thereof that has been earned but deferred (and annualized for any fiscal year consisting of less than 12 full months or during which the executive was employed for less than 12 full months), the executive received from the Company, if any, during the three full fiscal years of the Company immediately preceding the Change in Control date, or such lesser number of fiscal years during which the executive was employed with the Company or any affiliate; and (c) the amount determined under the performance award based on the performance to date for the performance period that includes the Change in Control date; and (iii) an amount equal to the greater of (a) (1) the executive’s target annual bonus amount under the AIP for the performance period in which the Change in Control occurs and (2) the executive’s average annual bonus for the three full fiscal years prior to the Change in Control date, or such lesser number of fiscal years during which the executive was employed by the Company or an affiliate, and (b) the amount determined under the annual bonus based on the performance to date for the performance period that includes the Change in Control date.

In the case of the NEOs, the agreements also provide that if any payment by the Company results in excise tax under the parachute payment rules of Section 280G of the Code, then the executive is entitled to a gross-up payment so that the net amount retained will be equal to his or her payment less ordinary and normal taxes (but not less the excise tax).

In the event we pursue a strategic alternative, including a sale of the Company, the benefits under the Change in Control Plan may be triggered. Our Board of Directors may amend or terminate the Change in Control Plan at any time; provided, however, no modification or termination adversely affecting any participant will be effective unless such participant provides written consent or is given one year advance notice. In 2008, in compliance with Section 409A, the Change in Control Plan was amended to: (i) clarify the definition of “Good Reason”; (ii) clarify the method of payment and reimbursement of continued benefits for participants; and (iii) define the date on which reimbursements occur, if such reimbursements are treated as deferrals of compensation under Section 409A.

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

Non-Qualified Deferred Compensation. Our NEOs are eligible to participate in the Company’s Non-Qualified Deferred Compensation Plan (“DCP”). The DCP provides each NEO the opportunity to defer up to 75% of his or her base salary and 100% of earned bonuses on a pretax basis. If an NEO elects to defer a portion of his or her compensation, such amount is allocated to either (i) an account that tracks the performance of our common stock or (ii) an account which pays a fixed rate of return (based on the 10 Year Treasury Note). If the former, each deferred amount is assigned a number of hypothetical shares of our common stock at the time of the deferral based on the fair market value of the common stock on that date. The value of the deferred amount fluctuates with the value of our common stock and may lose value. At the elected time pursuant to the nonqualified deferred compensation plan, the value of the deferred amount is paid to the NEO in cash. Currently, Mr. Fiske is the only NEO who participates in this plan. Under Mr. Fiske’s employment agreement (see Employment Agreements and Letters—Neil Fiske below), the Company made a contribution of $1.5 million to the DCP on Mr. Fiske’s behalf at the time of his hire, with the amount vesting over three years in three equal amounts of $500,000 each.

In 2008, the DCP was amended to: (i) identify circumstances following a termination of the DCP that require distribution in lump sum of participant accounts, and allowable periods for such distribution, and (ii) provide for delayed lump sum payments to “specified employees” (as defined in Section 409A) until the date that is the earlier of six months after such employee’s separation from service or his/her death.

Officer Relocation Benefits. The Company offers relocation benefits to officers, which generally include temporary housing expenses and duplicate housing mortgage assistance for up to four months, and payment of moving expenses, commission on sale of primary residence and some closing costs arising from the purchase of new residence, together with tax related costs. The Committee intends the benefit to neutralize a candidate’s concerns with the economic impact of employment related relocation and considers it an important component in the creation of a competitive compensation offer by the Company.

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

Employment and Separation Agreements. During fiscal year 2008, the employment of each of Mr. Fiske, Mr. Helton and Ms. Boyer, former SVP, Merchandising, was subject to an employment agreement.

In June 2007, upon the hiring of Mr. Fiske as the Company’s new President and Chief Executive Officer, the Company and Mr. Fiske entered into an Employment Agreement dated June 12, 2007, with a term of three years, pursuant to which Mr. Fiske receives base salary, bonuses, and certain equity grants. The Employment Agreement since has been amended three times: first in August 2008, to extend the period for reimbursement of costs of relocation and closing costs on permanent housing; second in December 2008, to bring his agreement into compliance with Section 409A; and, once in January 2009, to evidence Mr. Fiske’s voluntary 10% reduction in base salary.

In July 2007, the Company hired Tom Helton as its Senior Vice President, Chief Human Resources Officer, and in connection therewith, entered into an employment letter pursuant to which Mr. Helton received certain guaranteed severance in the event that his employment was terminated under certain circumstances prior to the one year anniversary of his hire date.

On January 14, 2008, Ms. Boyer tendered her resignation, effective January 31, 2008. In connection with her resignation, the Company agreed to make certain payments, totaling $607,590, in accordance with her employment agreement dated July 12, 2004, and pursuant to a Separation Agreement, Waiver and Release, dated February 19, 2008.

The specifics regarding Mr. Fiske’s Employment Agreement, Mr. Helton’s employment letter and Ms. Boyer’s Separation Agreement, and change in control payments for the NEOs are described in the section titled “Employment Agreements; Termination and Change in Control Payments” below.

Deductibility of Executive Compensation

Certain awards made under the Company’s 2005 Plan qualify as performance-based compensation that will be fully deductible for federal income tax purposes under the $1 million cap rules of Section 162(m) of the Code. However, in order to design compensation programs that address the Company’s needs, the Company has not established a policy which mandates that all compensation must be deductible under Section 162(m). The 2008 payment to Mr. Fiske of a $600,000 bonus for 2007 guaranteed by his Employment Agreement, does not qualify as performance-based compensation under Section 162(m). For 2008, approximately $750,000 of compensation paid by the Company to Neil Fiske was not deductible under Section 162(m) because certain amounts received as base salary, perquisite allowance, bonus, and relocation and legal cost reimbursements did not qualify as performance-based compensation and exceeded $1 million.

Summary Compensation Table

The following table sets forth all compensation paid or earned by our CEO, CFO, and each of our other three most highly compensated executive officers (whose compensation exceeded $100,000 during the last fiscal year) for services rendered to us in the last three fiscal years, including the fiscal year ended January 3, 2009. In addition, disclosure is made for one additional individual (Kathleen Boyer) who, but for her resignation prior to the end of fiscal 2008, would have been considered an NEO.

	Name and Position	Year	Salary ($)	Bonus ($)(1)		Stock Awards ($)(2)	Option Awards ($)(2)	NonEquity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)(3)	Total ($)
PEO-	Neil Fiske	2008	1,112,010	—		144,199	1,305,037	—	534,561	(5)	67,645	3,163,452
	CEO(4)	2007	528,846	1,200,000	(6)	61,174	619,798	—	—		625,822	3,035,640

PFO-	Marv Toland	2008	354,231	—		39,348	32,362	—	—		29,586	455,527
	CFO(7)	2007	42,967	—		2,442	1,480	—	—		2,529	49,418

A	Kimberly Berg(8)	2008	412,500	18,000	(9)	136,106	61,970	—	—		24,779	653,355
	SVP General Merchandising Manager	2007	272,593	42,000	(9)	226,354	45,360	10,157	—		20,186	616,650
		2006	232,596	—		288,476	45,360	—	—		19,621	586,053

C	Ann Perinchief	2008	426,250	22,500	(10)	282,239	108,374	—	—		31,439	870,802
	SVP, Customer Experience and Legendary Service	2007	381,538	52,500	(10)	528,160	105,840	22,126	—		31,698	1,121,862
		2006	365,000	—		673,111	105,840	—	—		29,647	1,173,598

D	Tom Helton	2008	392,404	—		46,754	97,053	—	—		55,036	591,247
	SVP and Chief Human Resources Officer(11)	2007	192,500	235,000		14,239	37,047	—	—		48,609	527,395

E	Kathleen Boyer(12)	2008	50,481	30,000	(13)	(268,311)	(16,818)	—	—		628,553	423,905
	Former SVP Merchandising	2007	520,673	70,000	(13)	528,160	105,840	30,172	—		34,047	1,288,892
		2006	500,000	—		673,111	105,840	—	—		33,704	1,312,655

(1)	Bonuses are reported in the year earned. Signing bonuses are reported in the year employment is accepted. Performance-based bonuses are earned in the year of performance. Retention-based bonuses are earned in the year vested.
(2)	The dollar amounts in these columns reflect the compensation expense/(income) recognized for financial statement reporting purposes for the fiscal year ended January 3, 2009, in accordance with SFAS 123(R), and include amounts from awards granted prior to and during fiscal 2008. The assumptions used in the calculation of these amounts are included in “Note 13—Notes to Consolidated Financial Statements”, with the exception that a forfeiture rate of 0% was assumed, other than for Ms. Boyer. Actual individual forfeitures in 2008 of certain awards made in 2005 to Ms. Boyer occurred as result of Ms. Boyer’s resignation prior to the full vesting of such awards, and such forfeitures impact the compensation expense/(income) only for the stock and option awards to Ms. Boyer.
(3)	Specifics of the components of “All Other Compensation” are contained in the table below.
(4)	Mr. Fiske became President and CEO of the Company as of July 9, 2007, and so had a partial year of compensation in 2007.
(5)	Consists of the vesting on July 9, 2008 of $500,000, which is the first of three equal installments of a Company-provided allocation in the aggregate of $1,500,000 credited to the Company DCP for Mr. Fiske’s benefit under the terms of Mr. Fiske’s Employment Agreement dated June 12, 2007, together with earnings accrued from July 9, 2007 to January 3, 2009 on such first installment. See “Employment Agreement and Letters—Neil Fiske.”
(6)	Consists of a $600,000 signing bonus and a $600,000 guaranteed performance bonus for fiscal 2007. The performance bonus was paid in 2008.
(7)	Mr. Toland was hired as Chief Financial Officer effective November 14, 2007, and therefore had a partial year of compensation in 2007.
(8)	Ms. Berg was promoted to Senior Vice President, General Manager Merchandising effective February 1, 2008.
(9)	Ms. Berg received a retention bonus of $60,000, payable in three installments in April and September 2007 and January 2008.
(10)	Ms. Perinchief received a retention bonus of $75,000, payable in three installments in April and September 2007 and January 2008.
(11)	Mr. Helton commenced employment as Senior Vice President, Chief Human Resources Officer on July 2, 2007, and therefore had a partial year of compensation in 2007. Mr. Helton received a $155,000 signing bonus in 2007 and a guaranteed performance bonus for fiscal 2007 of $80,000, paid in 2008. See “Employment Agreements and Letters—Tom Helton.”
(12)	Ms. Boyer resigned her position effective January 31, 2008, and therefore has a partial year of compensation for 2008.
(13)	Ms. Boyer received a retention bonus in 2007 of $100,000, payable in three installments in April and September 2007 and January 2008.

All Other Compensation shown in the above Summary Compensation table consists of the following:

	Name of Executive	Year	Perquisite Allowance	VIP Long Term Disability Premiums	Value of Supplemental Life Insurance Premiums	401(k) Contribution	Other		Other Cash Payments		Total
PEO-	Neil Fiske	2008	$20,385	$3,500	$2,304	$—	$41,456	(1)	$—		$67,645
		2007	9,615	1,458	768	—	613,981	(2)	—		625,822

PFO-	Marv Toland	2008	14,269	2,427	1,536	10,679	675	(3)	—		29,586
		2007	1,615	198	128	588	—		—		2,529

A.	Kimberly Berg	2008	13,992	3,436	1,536	5,115	700	(3)	—		24,779
		2007	11,000	2,695	1,521	4,720	250	(3)	—		20,186
		2006	11,000	2,435	1,437	4,749	—		—		19,621

B.	Ann Perinchief	2008	14,269	3,500	2,243	10,752	675	(3)	—		31,439
		2007	14,000	3,499	2,247	11,702	250	(3)	—		31,698
		2006	14,000	3,500	2,247	9,900	—		—		29,647

C.	Tom Helton	2008	25,961	2,695	1,536	—	24,844	(3)(4)	—		55,036
		2007	12,500	1,123	640	—	34,346	(3)(5)	—		48,609

D.	Kathleen Boyer	2008	1,730	292	384	2,521	6,139	(3)(6)	617,487	(7)	628,553
		2007	18,000	3,500	2,304	10,043	200	(3)	—		34,047
		2006	18,000	3,500	2,304	9,900	—		—		33,704

(1)	Consists of $23,508 in temporary housing, $8,454 reimbursement of related tax costs, and $9,494 in travel costs.
(2)	Consists of $38,676 for temporary housing, $567,817 for security in response to a work-related threat of violence and $7,488 for travel costs.
(3)	Company-paid parking costs.
(4)	Consists of $9,151 in moving expenses, $3,291 reimbursement of related tax costs and $11,727 in household shipping costs.
(5)	Consists of $21,409 in temporary housing expenses, $8,937 reimbursement of related tax costs, $2,025 in travel costs and $1,826 in storage costs.
(6)	Company-paid medical and dental insurance premiums paid in conjunction with Separation Agreement.
(7)	Consists of $597,590 in severance related pay, $10,000 in relocation reimbursements and $9,897 in accrued and unpaid vacation.

Grants of Plan-Based Awards Table

The following table sets forth certain information regarding the grant of plan-based awards made during the fiscal year ended January 3, 2009, to the NEOs.

			Estimated Future Payouts Under Non-Equity Incentive Plan Award(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise of Base Price of Option Awards ($/Sh)	Closing Market Price on Date of Grant ($)	Grant Date Fair Value of Stock and Option Award ($)
	Name	Grant Date	Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (#)	Max (#)
PEO-	Neil Fiske(3)	—	302,500	1,210,000	2,420,000	—	—	—	—	—	—	—	—
		5/2/08	—	—	—	—	—	—	25,000	—	—	3.91	97,750
		5/2/08	—	—	—	—	—	—	—	25,000	—	3.91	52,750

PFO-	Marv Toland(4)	—	63,000	252,000	504,000	—	—	—	—	—	—	—	—
		3/19/08	—	—	—	—	—	—	24,073	—		4.30	103,514
		3/19/08	—	—	—	—	—	—	—	45,927	—	4.30	106,091

A.	Kimberly Berg(5)	—	73,500	294,000	588,000	—	—	—	—	—	—	—	—
		3/19/08	—	—	—	—	—	—	27,512	—	—	4.30	118,302
		3/19/08	—	—	—	—	—	—	—	52,488	—	4.30	121,247

C.	Ann Perinchief(6)	—	74,375	297,500	595,000	—	—	—	—	—	—	—	—
		3/19/08	—	—	—	—	—	—	22,354	—	—	4.30	96,122
		3/19/08	—	—	—	—	—	—	—	42,647	—	4.30	98,515

D.	Tom Helton(7)	—	67,375	269,500	539,000	—	—	—	—	—	—	—	—
		3/19/08	—	—	—	—	—	—	13,756	—	—	4.30	59,151
		3/19/08	—	—	—	—	—	—	—	26,244	—	4.30	60,624

D.	Kathleen Boyer	—	—	—	—	—	—	—	—	—	—	—	—

(1)	Specified targets were not met for 2008 and no STIP payouts were made. Under the 2008 STIP, bonuses were funded from a payout pool once specified targets based on consolidated EBITDA were exceeded. The funding of this pool equates to roughly 100% of payout target. The threshold, target and maximum is based on the target percentage of base salary for bonus calculations set for the individual NEO multiplied by the annual base salary at fiscal year end. For disclosure of the material features of the STIP and funding thereof, see “2008 STIP”.
(2)	For disclosure concerning the features of stock-only stock appreciation rights see “2008 LTIP”.
(3)	Mr. Fiske received a grant on May 2, 2008 of 25,000 RSUs with a fouryear cliff vest and 25,000 SOSARs vesting ratably over four years beginning on the first anniversary of the grant date.
(4)	Mr. Toland received a grant on March 19, 2008 of 24,073 RSUs with a four year cliff vest and 45,927 SOSARs vesting ratably over four years beginning on the first anniversary of the grant date with a ten year expiration date.
(5)	Ms. Berg received a grant on March 19, 2008 of 27,512 RSUs with a four year cliff vest and 52,488 SOSARs vesting ratably over four years beginning on the first anniversary of the grant date with a ten year expiration date.
(6)	Ms. Perinchief received a grant on March 19, 2008 of 22,354 RSUs with a four year cliff vest and 42,647 SOSARs vesting ratably over four years beginning on the first anniversary of the grant date with a ten year expiration date.
(7)	Mr. Helton received a grant on March 19, 2008 of 13,756 RSUs with a four year cliff vest and 26,244 SOSARs vesting ratably over four years beginning on the first anniversary of the grant date with a ten year expiration date.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each of the NEOs, certain information regarding outstanding equity awards on January 3, 2009.

			Option Awards					Stock Awards
	Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
PEO-	Neil Fiske(2)	7/9/07	25,000	75,000	—	13.48	7/9/2017	37,089	28,188	—	—
		7/9/07	—	300,000	—	13.48	7/9/2012	—	—	—	—
		7/9/07	—	300,000	—	13.48	7/9/2014	—	—	—	—
		5/2/08	—	—	—	—	—	25,000	19,000	—	—
		5/2/08	—	25,000	—	3.91	5/2/2018	—	—	—	—

PFO-	Marv Toland(3)	11/14/07	1,000	3,000	—	6.90	11/14/2017	11,000	8,360	—	—
		11/14/07	—	8,000	—	6.90	11/14/2012	—	—	—	—
		11/14/07	—	8,000	—	6.90	11/14/2014	—	—	—	—
		3/19/08	—	—	—	—	—	24,073	18,295	—	—
		3/19/08	—	45,927	—	4.30	3/19/2018	—	—	—	—

A.	Kimberly Berg(4)	11/3/05	15,750	—	—	23.37	11/3/2015	—	—	—	—
		3/19/08	—	—	—	—	—	27,512	20,909	—	—
		3/19/08	—	52,488	—	4.30	3/19/2018	—	—	—	—

B.	Ann Perinchief(5)	11/3/05	36,750	—	—	23.37	11/3/2015	—	—	—	—
		3/19/08	—	—	—	—	—	22,354	16,989	—	—
		3/19/08	—	42,647	—	4.30	3/19/2018	—	—	—	—

C.	Tom Helton(6)	7/2/07	14,500	43,500	—	12.75	7/2/2017	11,000	8,360	—	—
		3/19/08	—	—	—	—	—	13,756	10,455	—	—
		3/19/08	—	26,244	—	4.30	3/19/2018	—	—	—	—

D.	Kathleen Boyer(7)	—	—	—	—	—	—	—	—	—	—

(1)	Market value based on the closing price on the NASDAQ Global Market on January 2, 2009, the last business day in fiscal year 2008, which was $0.76.
(2)	On July 9 2007, Mr. Fiske received 100,000 stock options vesting ratably over four years with a ten-year expiration date, and two 300,000 option grants, each performance based, vesting on the achievement of a $25 and $35 per share stock price for 30 consecutive days and expiring in five and seven years, respectively. Both the 100,000 time-vested options and 600,000 performance-based options have a strike price of $13.48, which was the 30-day average closing price prior to Mr. Fiske’s date of hire. Of the 100,000 time-vested stock options, 25,000 vested and became exercisable on July 9, 2008. On May 2, 2008, Mr. Fiske received an additional grant of 25,000 SOSARs at $3.91 per share vesting ratably over four years with a ten year expiration date and 25,000 RSUs with a four-year cliff vest.
(3)	On November 14, 2007, Mr. Toland received 4,000 stock options vesting ratably over four years with a ten-year expiration date, and two 8,000 option grants, each performance based, vesting on the achievement of a $25 and $35 per share stock price for 30 consecutive days and expiring in five and seven years, respectively. 1,000 of the 4,000 stock options vested and became exercisable on November 14, 2008. On March 19, 2008, Mr. Toland received an additional grant of 45,927 SOSARs at $4.30 per share vesting ratably over four years with a ten year expiration date and 24,073 RSUs with a four-year cliff vest.
(4)	Ms. Berg’s remaining 3,938 stock options from her November 3, 2005 grant vested and became exercisable on November 3, 2008, and her remaining 9,750 RSUs from her November 3, 2005 grant vested on July 1, 2008, which settlement was delayed to August 14, 2008. On March 19, 2008, Ms. Berg received an additional grant of 52,488 SOSARs at $4.30 per share vesting ratably over four years with a ten year expiration date and 27,512 RSUs with a four-year cliff vest.
(5)	Ms. Perinchief’s remaining 9,188 stock options from her November 3, 2005 grant vested and became exercisable on November 3, 2008, and her remaining 22,750 RSUs from her November 3, 2005 grant vested on July 1, 2008, which settlement was delayed to August 14, 2008. On March 19, 2008, Ms. Perinchief received an additional grant of 42,647 SOSARs at $4.30 per share vesting ratably over four years with a ten year expiration date and 22,354 RSUs with a four-year cliff vest.
(6)	On July 2, 007 Mr. Helton received 58,000 stock options with an exercise price of $12.75 per share vesting ratably annually over four years with a ten-year expiration date. 14,500 of the 58,000 vested and became exercisable on July 2, 2008. On March 19, 2008, Mr. Helton received an additional grant of 26,244 SOSARs at $4.30 per share vesting ratably over four years with a ten year expiration date and 13,756 RSUs with a four-year cliff vest.
(7)	Ms. Boyer resigned effective January 31, 2008, and all unvested options and restricted stock units were forfeited at such time. Ms. Boyer did not exercise vested stock options prior to their expiration, which occurred three months after her resignation.

Option Exercises and Stock Vested

The following table sets forth, for each of the NEOs, the amounts received upon the exercise of options or similar instruments, and the vesting of restricted stock or similar instruments, during the fiscal year ended January 3, 2009.

			Option Awards		Stock Awards
	Name		Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
PEO-	Neil Fiske	2008	—	—	—	—
PFO-	Marv Toland	2008	—	—	—	—
A.	Kimberly Berg	2008	—	—	9,750	39,683	(1)
B.	Ann Perinchief	2008	—	—	22,750	92,593	(1)
C.	Tom Helton	2008	—	—	—	—
D.	Kathleen Boyer(2)	2008	—	—	—	—

(1)	RSUs held by NEOs, including Ms. Berg and Ms. Perinchief, vested on July 1, 2008 (based on a price of $4.07 per share). However, as a result of certain trading restrictions, the Company offered the NEOs the opportunity to defer settlement of the RSUs and issuance of the underlying stock until August 14, 2008. Ms. Berg and Ms. Perinchief deferred settlement of the RSUs until August 14, 2008. The value realized by each of Ms. Berg and Ms. Perinchief at the August 14, 2008 settlement date (based on a closing price of $6.74 per share) was $65,715 and $153,335, respectively.
(2)	Ms. Boyer resigned effective January 31, 2008, and all 9,188 unvested options and 22,750 RSUs were forfeited at such time. Ms. Boyer did not exercise remaining vested stock options in the aggregate amount of 27,562 prior to their expiration three months, which occurred after her resignation.

Nonqualified Deferred Compensation

The following table sets forth for each of the NEOs the contributions and earnings with respect to the Company’s DCP for the fiscal year ended January 3, 2009

	Name of Executive	Executive Contributions in Last Fiscal Year($)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year($)		Aggregate Withdrawals Distributions	Aggregate Balance at Last Fiscal Year End($)
PEO	Neil Fiske(1)	500,000	—	34,561	(2)	—	534,561
PFO	Marv Toland	—	—	—		—	—
A.	Kimberly Berg	—	—	—		—	—
B.	Ann Perinchief	—	—	—		—	—
C.	Tom Helton	—	—	—		—	—
D.	Kathleen Boyer	—	—	—		—	—

(1)

A Company-provided allocation of $1,500,000 (the “Deferred Compensation Award”) was credited to a Company contribution account on behalf of Mr. Fiske on his hire date July 9, 2007 (the “Start Date”). The Deferred Compensation Award vests in three equal installments on each of the three consecutive anniversaries. The first installment of $500,000 together with earnings thereon from July 9, 2007 through January 3, 2009, are reported above under Aggregate Balance at Last Fiscal Year End, and also in the Summary Compensation Table for 2008 under Change in Pension Value & Nonqualified Deferred Compensation Earnings. The account balance will be paid to Mr. Fiske on the third anniversary of his Start Date. If Mr. Fiske leaves the Company voluntarily before a vesting date, he will forfeit any unvested portion of the balance including any interest that has been credited to the account based on the unvested value. In the event his employment is terminated by the Company for reasons other than misconduct or he terminates for “Good Reason” before the third anniversary of his date of hire, his deferred compensation award including interest earned on the vested portion will become vested on a pro rata basis equal to the percentage determined by dividing (x) the sum of : (i) the number of full months of completed service (based on the anniversary of his start date), plus (ii) 12 months, by (y) 36 months. The amount will be distributable as soon as practical, but in no event earlier than six months following termination as a key employee. In the event his employment terminates on account of death or disability or if he continues to be employed upon the occurrence of a Change in Control, his deferred compensation award will become fully vested and immediately distributable. Distribution will be in the form of a lump sum. For disclosure of general material features of the DCP, see “Nonqualified Deferred Compensation” above.

(2)	Mr. Fiske selected as his investment option an account which pays a fixed rate of return based on the Ten Year Treasury Note. Interest is accrued and credited on a quarterly basis, and is readjusted annually based on the prior year September monthly average for a 10 Year Treasury Note. For 2008, the interest was fixed at 1.1113% quarterly, 4.52% annualized. For 2007, the interest was fixed at 1.1379% quarterly, 4.63% annualized.

Employment Agreements and Letters; Termination and Change in Control Payments

During fiscal 2008, we had employment agreements or letters with Neil Fiske, President and Chief Executive Officer and Tom Helton, Senior Vice President and Chief Human Resources Officer, and an employment agreement with Kathleen Boyer, former SVP, Merchandising, who resigned in January 2008. The Company entered into a Separation Agreement with Ms. Boyer upon her resignation. Each of these agreements provides for payments upon certain termination events. In addition, each of our current NEOs is eligible to participate in the Change in Control Plan, which was established in November 2005, and amended and restated in June 2006, and amended for Section 409A in December 2008. For a description of the Change in Control Plan, see “Compensation Discussion and Analysis—Other Benefits—Change in Control” above. Fabian Månsson, former President, Chief Executive Officer and a director, resigned in February 2007, and the separation agreement connected to his resignation obligated the Company to make certain payments to him, as described below under Other—Fabian Månsson.

Neil Fiske

Salary and Equity. Under the terms of the Employment Agreement with Mr. Fiske, Mr. Fiske’s annual salary is $1,100,000 and he is eligible to earn annual target bonuses of 110% of salary, based on achieving specific target performance criteria. The target bonus opportunity ranges from 0% to 200% of base salary. As provided by the terms of his Employment Agreement Mr. Fiske received a sign-on bonus in the amount of $600,000, and a guaranteed 2007 performance bonus in the amount of $600,000 paid in 2008. Mr. Fiske was entitled to receive reimbursement for certain legal fees, up to a maximum of $20,000, in connection with negotiating his agreement with the Company, as well as reasonable relocation expenses and a relocation bonus of up to $200,000 if Mr. Fiske incurs a loss on the sale of his personal residence in Columbus, Ohio. The Company and Mr. Fiske entered into the First Amendment to Employment Agreement on August 5, 2008, providing for an extension through July 8, 2009 of coverage of temporary housing expenses, house hunting costs and the reimbursement of relocation costs, together with commuting costs between Seattle and Columbus, and an extension through July 8, 2010 of the coverage of closing costs for the purchase of a permanent residence, the moving allowance and the relocation bonus for coverage of loss from the sale of his current residence.

On December 31, 2008, the Company and Mr. Fiske entered into the Second Amendment to Letter Agreement. The Letter Agreement provided that, under certain circumstances, severance benefits would be governed by the provisions of the CIC Plan, unless the CIC Plan was modified in a manner that would result in a reduction of severance benefits payable, in which case the terms of the Letter Agreement would control. Under the terms of the Letter Agreement, in the event of termination of employment by Mr. Fiske for Good Reason, or by the Company for reasons other than misconduct, and in the absence of a change in control, Mr. Fiske would be entitled to benefits including an amount equal to two times salary and bonus, and in the event of termination in change of control circumstances, three times salary and bonus. In order to comply with Section 409A, the Letter Agreement has been amended to: (i) conform the definition of “Change in Control” therein to the definition provided in Section 409A; and (ii) change severance payments from periodic to lump-sum.

In January 2009, as part of the cost reductions being taken by the Company, Mr. Fiske requested and the Board agreed to reduce his base salary by 10% for the remainder of 2009, as reflected by the Third Amendment to Letter Agreement dated January 29, 2009.

DCP Contribution. Mr. Fiske is entitled to a Company-provided allocation of $1,500,000 (the “Deferred Compensation Award”) to be credited to a Company contribution account for his benefit under the terms of the Company’s Non-Qualified Deferred Compensation Plan. The Deferred Compensation Award vests in three equal installments of one-third of the account balance on each of the first three anniversaries of the Start Date, and $500,000 was credited to a deferred compensation account for Mr. Fiske in July 2008.

Termination without Cause. If Mr. Fiske’s employment is terminated during the term of the Agreement by the Company for other than Misconduct (as defined in the Agreement), or by Mr. Fiske for Good Reason (as defined in the Agreement), he is entitled to accrued but unpaid bonuses, severance pay, payable in monthly installments, equal to two times base salary and target bonus, payable over 24 months, accelerated vesting of the restricted stock units and stock options and group health continuation coverage, in addition to accrued but unpaid base salary, accrued vacation and unpaid business expense reimbursements.

Change In Control. If Mr. Fiske is employed by the Company upon the occurrence of a change in control, Mr. Fiske’s restricted stock units will become fully vested, the time vested stock options and SOSARs will become immediately exercisable, the Deferred Compensation Award will become fully vested and immediately distributable and the performance based options will vest if the per share consideration in the change in control is equal to or exceeds the $25 or $35 vesting thresholds. If Mr. Fiske’s employment is terminated within 24 months of a change in control, he will be entitled to severance pay equal to three times base salary plus three times the target bonus, payable in lump sum.

As part of his Agreement, Mr. Fiske is subject to confidentiality obligations, a covenant not to solicit or hire management personnel of the Company, and a 24-month noncompetition covenant pursuant to which Mr. Fiske may not work for certain identified retail competitors of the Company. As an officer of the Company, Mr. Fiske is entitled to participate in the Company’s executive benefit plans and programs.

Tom Helton

Salary and Equity. Under the terms of the employment letter with Mr. Helton, Mr. Helton’s annual salary is $385,000; he is eligible to earn annual target bonuses of 70% of base salary, based on achieving specific individual and Company target performance criteria, reimbursement for certain reasonable relocation expenses, and $25,000 annual perquisite allowance payable bi-monthly. As an officer of the Company, Mr. Helton is entitled to participate in the Company’s executive benefit plans and programs.

Kathleen Boyer

Separation Agreement with Kathleen Boyer. On January 14, 2008, Ms. Boyer resigned from her position as Senior Vice President, Chief Merchandising Officer, effective January 31, 2008. In connection with Ms. Boyer’s resignation, the Company and Ms. Boyer entered into a Separation Agreement, Waiver and Release, which provided for the payment to Ms. Boyer of the following amounts, which are substantially the amounts Ms. Boyer was entitled to receive in the event of termination without Cause under her employment letter agreement entered into July 12, 2004: (i) accrued but unpaid compensation through January 31, 2008 and severance compensation; (ii) unused benefits, such as vacation days through January 31, 2008; (iii) 105% of Ms. Boyer’s annual base salary of $525,000 and the average of bonuses paid for the preceding two years; and (iv) a relocation payment of $10,000.

Other—Fabian Månsson

Separation Agreement with Fabian Månsson. The Company believes that the amount of payment made to Mr. Månsson as contractually required pursuant to the terms of his Separation Agreement and General Release makes disclosure hereunder appropriate, although not required. Mr. Månsson was not a Named Executive Officer or Director at any time during fiscal 2008, having resigned from his position as Chief Executive Officer and President of the Company and as a member of the Board of Directors of the Company effective February 9, 2007. In connection with such resignation, the Company and Mr. Månsson entered into Separation Agreement and Release. Pursuant to the terms of the Separation Agreement and Release, in 2008 the Company paid Mr. Månsson $2,092,930, an amount equivalent to his base annual salary plus bonus, plus certain residential closing costs and shipping fees related to Mr. Månsson’s relocation. In December 2008, the Separation Agreement and General Release with Mr. Månsson was amended to conform with Section 409A to (i) delete a date that has already occurred for performance of certain obligations previously performed, and (ii) modify provisions relating to medical benefits, which were no longer available to Mr. Månsson in any event, to prohibit limitation of the amount eligible for reimbursement of payment in one calendar year from affecting the amount eligible in any other calendar year, and to limit the nature and timing of payment of medical expenses and reimbursements.

Eddie Bauer Termination Benefits

For purposes of the following termination benefits table, we have assumed that as of January 3, 2009, no NEO had (i) accrued and unpaid base salary, (ii) accrued and unpaid salary with respect to vacation days accrued but not taken through the date of termination, and (iii) any amounts or benefits earned, accrued or owing under any Company plan or program, which we collectively refer to as the “Accrued Compensation.” Upon a termination “By Company for Cause” or “By Officer Without Good Reason,” NEOs are entitled solely to Accrued Compensation. Since we have assumed that no Accrued Compensation is owing as of January 3, 2009, we have not included these termination amounts in the table below. After Ms. Boyer’s resignation in January 2008, she was not eligible to receive payments upon a Change in Control, and therefore is not included within the Change of Control information below. Mr. Fiske’s employment agreement provides for severance benefits upon certain non-change in control termination events. The supplemental severance benefits provided under Mr. Helton’s employment letter agreement expired in July 2008.

Name	Separation Benefit(1)	Value of Accelerated Equity Awards(2)	Deferred Compensation(3)	Excise Tax Gross Up(4)	Life Insurance Proceeds(5)	Long- Term Disability Payments	Total
Neil Fiske
By Company Without Cause	$4,652,042	$17,030	$861,238	$—	$—	$—	$5,530,310
By Officer for Good Reason	$4,652,042	17,030	861,238	—	—	—	5,530,310
Change in Control	$8,238,063	47,188	1,069,123	3,024,980	—	—	12,379,354
Death	$—	47,188	1,069,123	—	1,500,000	—	2,616,311
Disability	$—	47,188	1,069,123	—	—	5,325,000	6,441,311
Marv Toland
By Company Without Cause	$—	—	—	—	—	—	—
By Officer for Good Reason	$—	—	—	—	—	—	—
Change in Control	$1,530,168	26,655	—	579,613	—	—	2,136,436
Death	$—	—	—	—	1,440,000	—	1,440,000
Disability	$—	—	—	—	—	3,798,000	3,798,000
Kimberly Berg
By Company Without Cause	$—	—	—	—	—	—	—
By Officer for Good Reason	$—	—	—	—	—	—	—
Change in Control	$1,770,486	20,909	—	627,506	—	—	2,418,901
Death	$—	—	—	—	1,500,000	—	1,500,000
Disability	$—	—	—	—	—	6,532,999	6,532,999
Ann Perinchief
By Company Without Cause	$—	—	—	—	—	—	—
By Officer for Good Reason	$—	—	—	—	—	—	—
Change in Control	$1,793,318	16,989	—	—	—	—	1,810,307
Death	$—	—	—	—	1,500,000	—	1,500,000
Disability	$—	—	—	—	—	2,811,814	2,811,814
Tom Helton
By Company Without Cause	$—	—	—	—	—	—	—
By Officer for Good Reason	$—	—	—	—	—	—	—
Change in Control	$1,626,295	18,815	—	—	—	—	1,645,110
Death	$—	—	—	—	1,500,000	—	1,500,000
Disability	$—	—	—	—	—	924,000	924,000

(1)	All the NEOs are covered by the Company’s Change in Control Plan. Unvested equity grants vest upon a change-in-control, while cash severance and medical benefits coverage are only paid following a change in control if there is an involuntary termination without Cause or voluntary termination for Good Reason (as defined in the Plan). Neil Fiske’s employment agreement provides severance benefits following non-change-in-control termination.
(2)	Under the terms of Mr. Fiske’s employment agreement, upon an involuntary not for cause termination or a voluntary for good reason separation, a portion of his restricted stock and time-vested stock options’ vesting will accelerate. Upon termination as a result of death or disability, the vesting of all unvested restricted stock and time-vested stock options accelerates.
(3)	Following a change-in-control or upon termination resulting from death or disability, all of Mr. Fiske’s unvested deferred compensation balance vest. Upon an involuntary termination not for cause or a voluntary termination for good reason, a portion of Mr. Fiske’s unvested deferred compensation balance vests.

(4)	All NEOs are eligible to receive tax gross-ups should they be subject to excise tax following a change in control. Ms. Perinchief’s and Mr. Helton’s change in control payment calculations do not trigger excise tax under the current assumptions. If it is determined that Mr. Fiske is entitled to a gross-up payment and a reduction in change in control benefit payments by $50,000 or less would eliminate his excise tax liability, benefit amounts payable shall be reduced so that excise tax does not apply.
(5)	Up to four times base salary, with maximum benefit capped at $1.5 million.

Director Compensation

In 2008, directors were entitled to receive the following compensation for service on the Company’s Board of Directors and committees of the Board:

Payment Classification	Amount Per Period	Payable
Director Retainer	$65,000/year	Quarterly in advance
2005 Initial Option Grant	$150,000 in value(1)	One-time option grant
Director Annual Equity Grants	$100,000 in RSUs(2)	Annually after annual meeting
Chair of the Board	$65,000/year	Quarterly in advance
Board meeting fee	$1,500/mtg	Quarterly in arrears
Committee meeting fee	$1,250/mtg	Quarterly in arrears
Chair of Audit Committee	$20,000/year	Quarterly in advance
Chair of Compensation Committee	$15,000/year	Quarterly in advance
Chair of Nominating and Corporate Governance Committee	$10,000/year	Quarterly in advance

(1)	Members of the Board in 2005 received an initial grant of stock options in 2005 equal to $150,000 on the date of grant, based on the closing price of the Company’s common stock on the date of grant. No additional stock options have been granted.
(2)	Board members received an annual grant of RSUs in 2008 equal to $100,000 on the date of grant, based on the closing price of the Company’s common stock on the NASDAQ market on such day. RSUs vest ratably over three years.

Non-employee directors may, at their election, defer any portion of or their entire cash retainer, meeting fees and any other fees under our nonqualified deferred compensation plan. Directors also may defer, at the time of grant, RSUs granted to the deferred compensation plan, provided the deferral is made at least 12 months prior to the date of vesting. When a director elects to defer a portion of his or her cash compensation such amount is allocated to an account that tracks the performance of our common stock. Each deferred amount is assigned a number of hypothetical shares of our common stock at the time of the deferral based on the fair market value of the common stock on that date. The value of the deferred amount fluctuates with the value of our common stock and may lose value. At the elected time pursuant to the nonqualified deferred compensation plan, the value of the deferred amount is paid to the director in cash. Deferrals of RSUs are tracked in share amounts and the shares reflected in the deferred RSUs are distributed to the director at the elected distribution time.

Effective as of January 1, 2009, in recognition of the difficult economic times and to facilitate a cost-reduction program announced by the Company in January 2009, the Board eliminated all meeting fees, fees for chairs of the Board and committees, and reduced the value of the annual Board equity grants from $100,000 to $80,000. In addition, the Board suspended for 2009 the Board annual equity grant.

The following summarizes the compensation paid by the Company to each non-employee director for the fiscal year ended January 3, 2009. Mr. Fiske, as an employee of the Company, does not receive compensation for services on the Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)(4)	All Other Compensation ($)(5)	Total ($)
William End	$78,000	$101,107	$56,051	—	$(240,923)	$—	$(5,765)
John Brouillard	96,750	101,107	56,051	—	(44,227)	—	209,681
Neil Fiske(6)	—	—	—	—	—	—	—
Howard Gross	80,500	129,075	56,051	—	(33,103)	38,357	270,880
Paul Kirincic	86,750	101,107	56,051	—	(22,251)	5,808	227,465
William Redmond	82,750	53,822	—	—	—	16,924	153,496
Kenneth Reiss	102,375	101,107	56,051	—	—	39,663	299,196
Laurie Shahon	99,250	101,107	56,051	—	—	39,663	296,071
Edward Straw	81,750	101,107	56,051	—	(22,103)	19,837	236,642
Stephen Watson	99,250	101,107	56,051	—	—	39,663	296,071

(1)	The dollar amounts in these columns reflect the compensation expense/(income) recognized for financial statement reporting purposes for the fiscal year ended January 3, 2009, in accordance with SFAS 123(R), and include amounts from awards granted prior to and during fiscal 2008. The assumptions used in the calculation of these amounts are included in “Note 13—Notes to Consolidated Financial Statements”.
(2)	At January 3, 2009, each non-employee director held 33,111 stock units with the exception of Mr. Gross and Mr. Redmond, who held 39,472 and 30,599 RSUs, respectively.
(3)	At January 3, 2009, each non-employee director held options to purchase 17,000 shares of the Company’s common stock, with an exercise price of $23.37 per share with the exception of Mr. Redmond, who held no stock options.
(4)	Change in value of deferred compensation indexed to performance of our common stock.
(5)	Value of RSUs received in prior years at settlement dates in 2008.
(6)	Mr. Fiske, as an employee, does not receive compensation for his service on the Board of Directors.

Share Ownership Guidelines. The Board of Directors has established a formal share ownership guidelines for members of the Board of Directors equal to five times each Board member’s annual retainer based on the price paid on the date of purchase, to be achieved within five years from the later of implementation of the policy or commencement of Board service. The Board has not established formal ownership guidelines for the Company’s NEOs; however, the Company will explore implementing formal share ownership guidelines for NEOs in the future.

Report of the Compensation Committee

The information in this Compensation Committee Report shall not be deemed to be “soliciting material,” or to be “filed” with the Securities and Exchange Commission or to be subject to Regulation 14A or 14C as promulgated by the Securities and Exchange Commission, or to the liabilities of Section 18 of the Securities and Exchange Act of 1934.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

The Compensation Committee

Stephen E. Watson (Chair)
John C. Brouillard
Paul E. Kirincic

Compensation Committee Interlocks and Insider Participation

During fiscal year 2008, the Compensation Committee of our Board of Directors consisted of Stephen E. Watson, John C. Brouillard and Paul E. Kirincic. None of our directors, other than Howard Gross, who served as Interim Chief Executive Officer from February 9, 2007 to July 9, 2007 and Neil Fiske , who is our current President and Chief Executive Officer, has at any time served as an officer or employee of Eddie Bauer or any of its subsidiaries. None of our executive officers served as a member of the Board of Directors or Committee of any entity that has or has had one or more executive officers serving as a member of our Board of Directors or Committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of February 17, 2009, by:

•	each of our non-employee directors;

•	each of our NEOs;

•	all of our directors and NEOs as a group; and

•	all other stockholders known by us to beneficially own more than five percent of our outstanding common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”). Beneficial ownership information is based on most recent Form 3, 4 and 5 and Schedules 13D and 13G filings with the SEC and reports made directly to the Company. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, restricted stock, warrants, convertibles notes and/or restricted stock units (“RSU”) held by that person that are currently exercisable or exercisable within 60 days of February 16, 2009 are deemed outstanding, with the exception of SOSARs. SOSARs currently exercisable or exercisable within 60 days of February 16, 2009 have been excluded from the table below as shares of stock cannot be issued if the strike price of an SOSAR is less than the current trading price, which was the case for all outstanding SOSARs as of February 16, 2009. For disclosure of the features of the SOSARs, see “2008- LTIP”. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the notes to this table, and except pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by them. Percentage ownership is based on 30,829,530 shares of common stock outstanding on February 17, 2009. Unless otherwise indicated, the address for each of the stockholders listed below is c/o Eddie Bauer Holdings, Inc., 10401 NE 8th Street, Suite 500, Bellevue, WA 98004.

	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Wellington Management Company, LLP(1)	3,998,055	13.0%
FMR LLC(2)	2,381,362	7.7%
Peninsula Capital Management, LP, Peninsula Master Fund, Ltd. and Scott Bedford(3)	2,377,381	7.7%
H Partners Capital, LLC, H Partners Management, LLC, H Partners, LP and Rehan Jaffer(4)	2,000,000	6.5%
Royce & Associates LLC(5)	1,763,745	5.7%
William T. End(6)	168,931	*
John C. Brouillard(7)	33,537	*
Howard Gross(8)	26,628	*
Paul E. Kirincic(9)	73,791	*
William Redmond(10)	3,511	*
Kenneth M. Reiss(11)	68,814	*
Laurie M. Shahon(12)	38,814	*
Edward M. Straw(13)	33,377	*
Stephen E. Watson(14)	43,814	*
Neil Fiske(15)	85,000	*
Marv Toland(16)	36,000	*
Kimberly Berg(17)	37,571	*
Ann Perinchief(18)	113,439	*
Tom Helton(19)	51,450	*
Kathleen Boyer(20)	45,500	*
All directors and executive officers as a group (17 persons)(21)	846,421	2.7%

*	Indicates less than one percent.
(1)	Information based on Schedule 13G/A, Amendment No. 2, filed on February 17, 2009, with the SEC by Wellington Management Company, LLP (“Wellington Management”). According to the Schedule 13G, Wellington Management has (a) shared voting power over 2,459,173 shares and (b) shared dispositive power over 3,998,055 shares. The shares listed above are owned of record by clients of Wellington Management. Wellington Management acknowledges that, in its capacity as investment advisor, it may be deemed the beneficial owner of the shares listed above. The address for Wellington Management is 75 State Street, Boston, Massachusetts 02109.
(2)

Information based on Schedule 13G/A, Amendment No. 5, filed on February 17, 2009, with the SEC by FMR LLC. According to the Schedule 13G/A: Fidelity Management & Research Company (“Fidelity”) beneficially owns 2,381,362 shares as a result of acting as an investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940; the number of shares beneficially owned by the investment companies includes 1,309,962 shares resulting from the assumed conversion of $17,750,000 principal amount of Eddie Bauer 5.25% Convertible Notes (73.8007 shares of Common Stock for each $1,000 principal amount of debenture); Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the funds each has sole power to dispose of 2,381,362 shares; members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC; the Johnson family group and all other Series B shareholders have entered into a shareholders’

voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares; and, Edward C. Johnson 3d, Chairman of FMR LLC and certain members of his family, collectively, may form a controlling group with respect to FMR LLC. The address of each entity and Edward C. Johnson 3d is 82 Devonshire Street, Boston, Massachusetts 02109.

(3)	Information based on the Schedule 13G/A, Amendment No. 2, filed on January 27, 2009, with the SEC by Peninsula Capital Management, LP and Scott Bedford reporting beneficial ownership of 2,377,381 shares, and 1,545,000 shares by Peninsula Master Fund, Ltd. According to the Schedule 13G/A, Peninsula Capital Management, LP and Scott Bedford have shared voting and dispositive power over all shares; Peninsula Master Fund, Ltd. shares voting and dispositive power over 1,545,000 shares; and Peninsula Capital Management, LP, Peninsula Master Fund, Ltd. and Scott Bedford disclaim beneficial ownership in the shares except to the extent of each such person’s respective pecuniary interest therein. The address of Peninsula Capital Management, LP, Peninsula Master Fund, Ltd. and Scott Bedford is 235 Pine Street, Suite 1600, San Francisco, CA 94104.
(4)

Information based on Schedule 13G/A, Amendment No. 1, filed on February 17, 2009, with the SEC by H Partners Capital, LLC, H Partners Management, LLC, H Partners, LP and Rehan Jaffer (“H Partners Reporting Persons”). According to the Schedule 13G/A, H Partners Reporting Persons share voting and dispositive power over 1,435,500 shares, and H Partners Management LLC and Rehan Jaffer have shared voting power and shared dispositive power over all 2,000,000 shares. Each of the H Partners Reporting Persons disclaim beneficial ownership in the shares, except to the extent of his or its pecuniary interest therein. The address for the H Partners Reporting Persons is 888 Seventh Avenue, 29th Floor, New York, New York 10019.

(5)	Information based on Schedule 13G filed on January 23, 2009, with the SEC by Royce & Associates, LLC, reporting beneficial ownership of 1,763,745 shares. According to the Schedule 13G, Royce & Associates, LLC has sole voting and dispositive power over all shares. The address for Royce & Associates, LLC is 1414 Avenue of the Americas, New York, NY 10019.
(6)	Consists of 148,000 shares, 3,937 shares subject to vested RSUs and 17,000 shares reserved for issuance upon exercise of stock options that are exercisable within 60 days of February 17, 2009, held by Mr. End. Does not include 7,877 shares subject to vested RSUs deferred under the Company’s deferred compensation plan (“DCP”). See “Compensation Discussion and Analysis—Director Compensation” above for a description of the ability to defer RSUs.
(7)	Consists of 12,600 shares, 3,937 shares subject to vested RSUs and 17,000 shares reserved for issuance upon exercise of stock options that are exercisable within 60 days of February 17, 2009, held by Mr. Brouillard. Does not include 7,877 shares subject to vested RSUs deferred under the Company’s DCP.
(8)	Consists of 9,628 shares subject to vested RSUs and 17,000 shares reserved for issuance upon exercise of stock options that are exercisable within 60 days of February 17, 2009, held by Mr. Gross. Does not include 5,366 shares subject to vested RSUs deferred under the Company’s DCP.
(9)	Consists of 50,000 shares, 6,791 shares subject to vested RSUs and 17,000 shares reserved for issuance upon exercise of stock options that are exercisable within 60 days of February 17, 2009, held by Mr. Kirincic. Does not include 5,023 shares subject to vested RSUs deferred under the Company’s DCP.
(10)	Consists of 1,000 shares and 2,511 shares subject to vested RSUs exercisable within 60 days of February 17, 2009, held by Mr. Redmond.
(11)	Consists of 40,000 shares, 11,814 shares subject to vested RSUs and 17,000 shares reserved for issuance upon exercise of stock options that are exercisable within 60 days of February 17, 2009, held by Mr. Reiss.
(12)	Consists of 10,000 shares, 11,814 shares subject to vested RSUs and 17,000 shares reserved for issuance upon exercise of stock options that are exercisable within 60 days of February 17, 2009, held by Ms. Shahon.
(13)	Consists of 8,500 shares, 7,877 shares subject to vested RSUs and 17,000 shares reserved for issuance upon exercise of stock options that are exercisable within 60 days of February 17, 2009, held by Mr. Straw. Does not include 3,937 shares subject to vested RSUs deferred under the Company’s DCP.
(14)	Consists of 15,000 shares, 11,814 shares subject to vested RSUs and 17,000 shares reserved for issuance upon exercise of stock options that are exercisable within 60 days of February 17, 2009, held by Mr. Watson.

(15)	Consists of 60,000 shares and 25,000 shares reserved for issuance upon exercise of stock options that are exercisable within 60 days of February 17, 2009, held by Mr. Fiske.
(16)	Consists of 35,000 shares and 1,000 shares reserved for issuance upon exercise of stock options that are exercisable within 60 days of February 17, 2009, held by Mr. Toland.
(17)	Consists of 5,000 shares, 16,821 shares subject to vested RSUs and 15,750 shares reserved for issuance upon exercise of stock options that are exercisable within 60 days of February 17, 2009, held by Ms. Berg. The total includes 5,000 shares held by Ms. Berg’s spouse. Ms. Berg disclaims beneficial ownership of the shares held by Mr. Berg.
(18)	Consists of 12,155 shares, 52,459 shares subject to vested RSUs and 48,825 shares reserved for issuance upon exercise of stock options that are exercisable within 60 days of February 17, 2009, held by Ms. Perinchief. The total includes 13,030 shares subject to vested RSUs and 12,075 shares of common stock reserved for issuance upon exercise of stock options that are exercisable within 60 days of February 17, 2009, held by Mr. Don Perinchief, her spouse. Ms. Perinchief disclaims beneficial ownership of the shares held by Mr. Perinchief.
(19)	Consists of 36,950 shares of common stock and 14,500 shares reserved for issuance upon exercise of stock options that are exercisable within 60 days of February 17, 2009, held by Mr. Helton.
(20)	Consists of 45,500 shares subject to vested RSUs exercisable within 60 days of February 17, 2009, held by Ms. Boyer.
(21)	Includes shares directly and indirectly owned, and shares subject to stock options exercisable within 60 days of February 17, 2009, for executive officers and directors as a group.

Securities Authorized for Issuance Under Equity Compensation Plans

At the end of fiscal 2008, the Company had one shareholder-approved equity compensation plan (the 2005 Plan, as amended and restated in 2007), and ten equity compensation plans not approved by shareholders.

Plans Not Approved by Shareholders. As of January 3, 2009, the Company had made inducement equity grants pursuant to Section 4350(i) of the NASDAQ Marketplace Rules to ten individuals to accept employment with the Company as officers (the “Inducement Grants”). For purposes of the table below, we have assumed that all Inducement Grants made to a single individual, regardless of the terms of the grant or type (RSUs or stock options) as described below, are made under a single plan. Four types of Inducement Grants were made:

•	RSUs vesting after four years of service;

•	Time-vested stock options, vesting ratably annually over four years, with a ten-year expiration;

•	Performance stock options, vesting after the Company’s common stock has had a closing price of $25 per share on the NASDAQ Global Market for 30 consecutive days, with a five-year expiration; and

•	Performance stock options, vesting after the Company’s common stock has had a closing price of $35 per share on the NASDAQ Global Market for 30 consecutive days, with a seven-year expiration.

Each stock option granted as an Inducement Grant has an exercise price equal to the closing price of the Company’s common stock on the NASDAQ Global Market on the date of grant. In the event of termination of employment, other than in the event of a Change in Control, the following equity forfeitures will occur: (i) for termination without cause or by resignation of the employee: (A) all unvested stock options and RSUs are forfeited and (B) all vested stock options may be exercised within 90 days following the termination of employment; (ii) for termination of employment for cause, all unvested and vested stock options and unvested RSUs are forfeited as of the date of termination. Stock issued upon vesting of RSUs is not subject to forfeiture. See “Compensation Discussion and Analysis—Other Benefits—Change in Control Plan” above for a description of accelerated vesting of equity compensation in the event of a Change in Control.

Equity Compensation Plans. The following table sets forth certain information concerning shares of the Company’s common stock authorized for issuance under the Company’s eleven equity compensation plans as of January 3, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(#)		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)($)(1)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(c)
Equity compensation plans approved by security holders: 2005 Plan	2,364,668	(2)	$16.68	1,122,661
Equity compensation plans not approved by security holders (ten plans)	207,518	(3)	6.26	—

TOTAL	2,572,186		15.62	1,122,661

(1)	Consists of weighted-average exercise price of outstanding options to purchase shares of common stock.
(2)	Reflects securities issued under the Company’s 2005 Plan. Includes stock options to acquire 1,193,975 shares of common stock at a weighted-average exercise price of $16.68 per share, 521,675 SOSARs, and 649,018 RSUs.
(3)	Reflects securities issued under the equity compensation plans not approved by security holders. Includes stock options to acquire 135,750 shares of common stock at a weighted-average exercise price of $6.26 per share and 71,768 RSUs.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In accordance with its charter, our Audit Committee is responsible for reviewing and approving in advance all related party transactions that are referred to the Audit Committee by management, which would require disclosure pursuant to the SEC rules, and other related-party transactions required by Company policy to be reviewed and approved.

We request information by questionnaire and receive responses thereto from all members of management and our Board regarding transactions that would be considered related party transactions. Except as disclosed below, neither our directors or executive officers, nor, to our knowledge after inquiry, any stockholder owning more than five percent of our issued shares, nor any of their respective associates or affiliates, had any material interest, direct or indirect, in any material transaction to which we were a party during fiscal 2008, or which is presently proposed.

We believe, based on our reasonable judgment, but without further investigation, that the terms of each of the following transactions or arrangements between us and our affiliates, officers, directors or stockholders which were parties to the transactions were, on an overall basis, at least as favorable to us as could then have been obtained from unrelated parties.

Donald Perinchief’s Employment

Donald Perinchief, the husband of Ann Perinchief, one of our NEOs, currently is employed, and was employed during fiscal year 2008, as Vice President, Licensing. In 2008, the Company paid Mr. Perinchief a base salary of $229,308. On March 19, 2008, Mr. Perinchief received a grant of 16,403 SOSARs, vesting ratably over the next four-years and a grant of 8,597 RSUs with a four-year cliff vesting. For a discussion of the features of a SOSAR, see “2008- LTIP.” Mr. Perinchief’s remaining 7,475 RSUs from his November 3, 2005 grant vested and settled on August 14, 2008 and remaining 3,019 stock options from his November 3, 2005 grant vested on November 3, 2008. Mr. Perinchief did not receive an STIP bonus in 2008.

Director Independence

NASDAQ Global Market listing standards require listed companies to have a board of directors with at least a majority of independent directors. Our Board of Directors has determined that nine of the ten current directors are independent under the NASDAQ Global Market listing standards. Our independent directors are: William T. End, John C. Brouillard, Howard Gross, Paul E. Kirincic, Kenneth M. Reiss, Laurie M. Shahon, Edward M. Straw, William Redmond and Stephen E. Watson. Neil Fiske, our CEO and director of the Board, is not deemed independent because of his status as a current employee of the Company. In addition, all of the directors currently serving on the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are independent under the NASDAQ Global Market listing standards.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by BDO Seidman, LLP, our independent registered public accounting firm, for professional services rendered during the fiscal years ended January 3, 2009 and December 29, 2007.

	2008	2007
Audit Fees	$1,058,905	$1,145,570
Audit Related Fees(1)	90,200	108,818
Tax Fees(2)	14,718	9,505
All Other Fees	—	—

Total	$1,163,823	$1,263,893

(1)	Audit related fees include fees related to the audit of the Company’s benefit plans.
(2)	Tax fees include fees for professional services rendered by BDO Seidman, LLP for tax compliance related to state and federal tax returns.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee is responsible for appointing, setting the compensation of and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy with respect to the pre-approval of audit, audit-related and permissible non-audit services and fees provided by the independent registered public accounting firm. The Audit Committee’s pre-approval policy requires that all audit, audit-related and permissible non-audit services and fees be either pre-approved or specifically approved by the Audit Committee. Pursuant to the pre-approval policy, one or more of the Audit Committee’s independent members may be delegated pre-approval authority, provided he or she reports those approvals at the next meeting of the Audit Committee. The term of any pre-approval granted by the Audit Committee with respect to a given service is 12 months. The payment of all fees in excess of pre-approved levels requires specific pre-approval by the Audit Committee. All audit and permissible non-audit services provided to us in 2008 were approved by the Audit Committee.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Index to Financial Statements

Page
Financial Statements
Report of Independent Registered Public Accounting Firm	110
Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007	111
Consolidated Statements of Operations for the years ended January 3, 2009, December 29, 2007 and December 30, 2006	112
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended January 3, 2009, December 29, 2007 and December 30, 2006	113
Consolidated Statements of Cash Flows for the years ended January 3, 2009, December 29, 2007 and December 30, 2006	114
Notes to Consolidated Financial Statements	115
Financial Statement Schedules—Schedule II	159
Exhibits required as part of this report are listed in the Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Eddie Bauer Holdings, Inc.

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of Eddie Bauer Holdings, Inc. as of January 3, 2009 and December 29, 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended January 3, 2009, December 29, 2007 and December 30, 2006. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule for the years ended January 3, 2009, December 29, 2007 and December 30, 2006. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eddie Bauer Holdings, Inc. at January 3, 2009 and December 29, 2007, and the results of its operations and its cash flows for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, during 2006 and 2008, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and during 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.

We also have audited in accordance with the standards of the Public Accounting Oversight Board (United States), Eddie Bauer Holdings, Inc.’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 2, 2009, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Seattle, Washington
April 2, 2009

EDDIE BAUER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	As of January 3, 2009	As of December 29, 2007
	($ in thousands)
Cash and cash equivalents	$60,425	$27,596
Restricted cash	180	30,862
Accounts receivable, less allowances for doubtful accounts of $241 and $983, respectively	25,181	30,122
Inventories	136,423	158,223
Prepaid expenses	27,667	27,297

Total Current Assets	249,876	274,100
Property and equipment, net	163,498	195,103
Goodwill	43,174	107,748
Trademarks	105,065	185,000
Other intangible assets, net	14,559	21,668
Other assets	20,748	27,813

Total Assets	$596,920	$811,432

Trade accounts payable	$50,041	$45,102
Bank overdraft	9,770	12,915
Accrued expenses	92,527	107,036
Deferred tax liabilities—current	6,408	6,356
Current liabilities to Spiegel Creditor Trust	180	30,870
Current portion of long-term debt	14,693	—

Total Current Liabilities	173,619	202,279
Deferred rent obligations and unfavorable lease obligations, net	43,035	42,811
Deferred tax liabilities—noncurrent	34,707	30,490
Senior term loan	178,076	196,162
Convertible note and embedded derivative liability, net of discount of $17,284 and $19,629, respectively	59,418	66,113
Other long-term liabilities	12,617	7,802
Pension and other post-retirement benefit liabilities	22,638	9,503

Total Liabilities	524,110	555,160
Commitments and Contingencies (See “Note 14”)
Common stock:
$0.01 par value, 100 million shares authorized; 30,824,275 and 30,672,631 shares issued and outstanding as of January 3, 2009 and December 29, 2007, respectively	308	307
Treasury stock, at cost	(157)	(157)
Additional paid-in capital	593,621	588,302
Accumulated deficit	(502,288)	(336,818)
Accumulated other comprehensive (loss) income, net of taxes of $0 and $2,848, respectively	(18,674)	4,638

Total Stockholders’ Equity	72,810	256,272

Total Liabilities and Stockholders’ Equity	$596,920	$811,432

The accompanying notes are an integral part of these consolidated financial statements.

EDDIE BAUER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal 2008 (53 weeks)	Fiscal 2007 (52 weeks)	Fiscal 2006 (52 weeks)
	($ in thousands, except per share data)
Net sales and other revenues	$1,023,437	$1,044,353	$1,013,447
Costs of sales, including buying and occupancy	628,191	630,853	603,171
Impairment of indefinite-lived intangible assets	144,574	—	117,584
Selling, general and administrative expenses	393,585	441,875	411,300

Total operating expenses	1,166,350	1,072,728	1,132,055
Operating loss	(142,913)	(28,375)	(118,608)
Interest expense	(22,800)	(26,698)	(26,928)
Other income (expense), net	13,385	23,695	3,031
Equity in losses of foreign joint ventures	(9,134)	(1,147)	(3,413)

Loss from continuing operations before income tax expense	(161,462)	(32,525)	(145,918)
Income tax expense	4,067	69,193	65,531

Loss from continuing operations	(165,529)	(101,718)	(211,449)
Loss from discontinued operations	—	—	(534)

Net loss	$(165,529)	$(101,718)	$(211,983)

Income (loss) per basic and diluted share:
Loss from continuing operations per share	$(5.38)	$(3.33)	$(7.04)
Loss from discontinued operations per share	—	—	(0.02)

Net loss per share	$(5.38)	$(3.33)	$(7.06)

Weighted average shares used to compute income (loss) per share:
Basic	30,749,922	30,524,191	30,012,896
Diluted	30,749,922	30,524,191	30,012,896

The accompanying notes are an integral part of these consolidated financial statements.

EDDIE BAUER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock (# of Shares)	Common Stock ($)	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2005	29,992	$300	$(157)	$568,205	$(22,788)	$(540)	$545,020
Comprehensive Loss:
Net loss	—	—	—	—	(211,983)	—	(211,983)
Fair value adjustments of cash flow hedge, net of income taxes of $358	—	—	—	—	—	583	583
Foreign currency translation adjustment, net of income taxes of $91	—	—	—	—	—	258	258

Total comprehensive loss	—	—	—	—	—	—	(211,142)
Unrecognized obligations related to pension and post-retirement plans, net of income taxes of $1,401	—	—	—	—	—	2,281	2,281
Reversal of additional minimum pension liability, net of income taxes of $179	—	—	—	—	—	282	282
Stock based compensation expense	—	—	—	10,200	—	—	10,200
Shares issued for vested RSU awards	318	3	—	(3)	—	—	—

Balances at December 30, 2006	30,310	$303	$(157)	$578,402	$(234,771)	$2,864	$346,641
Comprehensive Loss:
Net loss	—	—	—	—	(101,718)	—	(101,718)
Reclassification of fair value adjustment of cash flow hedge, net of income taxes of ($358)	—	—	—	—	—	(583)	(583)
Fair value adjustment of cash flow hedge executed in April 2007, net of income taxes of $(1,571)	—	—	—	—	—	(2,559)	(2,559)
Foreign currency translation adjustment, net of income taxes of $1,332	—	—	—	—	—	2,169	2,169
Unrecognized obligations related to pension and post-retirement benefit obligations, net of income taxes of $1,686	—	—	—	—	—	2,747	2,747

Total comprehensive loss							(99,944)
Shares issued for vested RSU awards	363	4	—	(4)	—	—	—
Stock based compensation expense	—	—	—	9,904	—	—	9,904
Cumulative effect of accounting change related to adoption of FIN 48	—	—	—	—	(329)	—	(329)

Balances at December 29, 2007	30,673	$307	$(157)	$588,302	$(336,818)	$4,638	$256,272
Comprehensive Loss:
Net loss	—	—	—	—	(165,529)	—	(165,529)
Fair value adjustment of cash flow hedge executed, net of income taxes of $1,571	—	—	—	—	—	(7,801)	(7,801)
Foreign currency translation adjustment, net of income taxes of ($1,332)	—	—	—	—	—	(836)	(836)
Unrecognized obligations related to pension and post-retirement benefit obligations, net of income taxes of ($3,087)	—	—	—	—	—	(14,675)	(14,675)

Total comprehensive loss							(188,841)
Shares issued for vested RSU awards	151	1	—	(1)	—	—	—
Stock based compensation expense	—	—	—	5,320	—	—	5,320
Cumulative effect of accounting change related to adoption of measurement provisions of SFAS 158, net of income taxes of $38	—	—	—	—	59	—	59

Balances at January 3, 2009	30,824	$308	$(157)	$593,621	$(502,288)	$(18,674)	$72,810

The accompanying notes are an integral part of these consolidated financial statements.

EDDIE BAUER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal 2008 (53 weeks)	Fiscal 2007 (52 weeks)	Fiscal 2006 (52 weeks)
	($ in thousands)
Cash flows from operating activities:
Net loss	$(165,529)	$(101,718)	$(211,983)
Adjustments to reconcile net loss to net cash provided from operating activities:
(Gain) loss on disposals of property and equipment	(210)	119	1,057
Impairment of property and equipment	8,310	1,255	3,451
Equity in losses of foreign joint ventures	9,134	1,147	3,413
Depreciation and amortization	44,898	50,333	55,494
Impairment of indefinite-lived intangible assets	144,574	—	117,584
Stock-based compensation expense	5,320	9,904	10,200
Gain on sale of net financing receivables	(113)	(9,303)	—
Loss on extinguishment of debt	—	3,284	—
Other non-cash income	(3,918)	(5,759)	(2,257)
Proceeds from settlement of interest rate swap agreement	—	1,015	—
Proceeds from sale of net financing receivables	3,413	7,420	—
Change in fair value of convertible note embedded derivative liability	(9,040)	(10,483)	—
Deferred income taxes	6,730	61,284	58,487
Changes in operating assets and liabilities:
Accounts receivable	4,634	(1,648)	1,057
Inventories	19,201	(2,090)	(11,574)
Prepaid expenses	2,385	(3,488)	(1,011)
Financing receivables and securitization interests	—	87,260	115,624
Other assets	(1,080)	(7)	(2,110)
Accounts payable	9,658	4,545	5,524
Accrued expenses	(17,145)	4,491	1,385
Liabilities related to securitization note	—	(78,534)	(104,061)
Pension and other post-retirement liabilities	(466)	(1,394)	(1,273)
Deferred rent and unfavorable lease obligations	905	18,681	10,919
Other non-current liabilities	68	3,553	—
Operating cash flows related to discontinued operations	—	—	498

Net cash provided by operating activities	61,729	39,867	50,424
Cash flows from investing activities:
Capital expenditures	(21,014)	(56,636)	(45,814)
Distributions from foreign joint venture	—	388	362

Net cash used in investing activities	(21,014)	(56,248)	(45,452)
Cash flows from financing activities:
Repayments of senior term loan, including refinancing fees	(3,393)	(80,662)	(24,000)
Net proceeds from issuance of convertible notes	—	71,358	—
Change in bank overdraft	(3,145)	(707)	(2,107)

Net cash used in financing activities	(6,538)	(10,011)	(26,107)
Effect of exchange rate changes on cash	(1,348)	814	123
Net change in cash and cash equivalents	32,829	(25,578)	(21,012)
Cash and cash equivalents at beginning of period	27,596	53,174	74,186

Cash and cash equivalents at end of period	$60,425	$27,596	$53,174

Supplemental disclosures:
Cash paid for income taxes	$5,360	$5,952	$3,107
Cash paid for interest	21,288	23,505	27,287

The accompanying notes are an integral part of these consolidated financial statements.

EDDIE BAUER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands except per share amounts, unless otherwise noted)

(1)	Description of Business

Eddie Bauer Holdings, Inc. (“Eddie Bauer”, “Eddie Bauer Holdings”, “Company”) is a specialty retailer that sells mens’ and womens’ outerwear, apparel and accessories for the active outdoor lifestyle. Eddie Bauer products are sold through retail and outlet stores located in the U.S. and Canada and through its direct sales channel, which consists of its Eddie Bauer catalogs and its website located at www.eddiebauer.com The accompanying consolidated financial statements include the results of Eddie Bauer, Inc. and its subsidiaries, as well as the related supporting operations that provide logistics support, call center support and information technology support to Eddie Bauer. The related supporting operations of the Company include the following: Eddie Bauer Fulfillment Services, Inc. (“EBFS”) which provides catalog and retail distribution services for Eddie Bauer; Eddie Bauer Information Technology, LLC; and Eddie Bauer Customer Services Inc. (“EBCS”), which provides call center support.

In February 2005, the Company announced its plans to discontinue operating its “Eddie Bauer Home” concept during 2005. Except as otherwise noted, all amounts and disclosures reflect only the Company’s continuing operations.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Consolidation

The consolidated financial statements include Eddie Bauer and its majority-owned and controlled subsidiaries. All significant transactions and balances among the consolidated operations have been eliminated upon consolidation.

(b)	Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. The 2008 fiscal year reflects a 53 week period from December 30, 2007 to January 3, 2009. The 2007 fiscal year reflects a 52 week period from December 31, 2006 to December 29, 2007 and the 2006 fiscal year reflects a 52 week period from January 1, 2006 to December 30, 2006.

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

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used when accounting for certain items, including inventory valuation, allowance for doubtful accounts, fair values of goodwill and other intangible assets, long-lived asset impairments, future gift card redemptions, customer loyalty program accruals, legal reserves, sales returns and allowances, deferred tax valuation allowances, deferred revenue, royalty receivables, stock-based compensation expenses, and the fair value of derivative instruments, including the embedded derivative within the Company’s convertible notes and the Company’s interest rate swap.

(e)	Liquidity

The Company’s liquidity is affected by many factors including, among others, the level of net sales and gross margin as a result of the seasonality of the retail business and the current global economic conditions which has resulted in a decline in consumer retail spending. Additionally, the Company’s liquidity is impacted by its availability and amounts currently outstanding under its existing financing arrangements and the related financial covenants associated with these financing arrangements. The tightening of the senior secured leverage ratio under the Amended Term Loan at the end of each quarter starting with the first quarter in fiscal 2009, combined with the continued downturn and uncertainty in the U.S. economy, increased the risk that the Company would not be able to meet this covenant during fiscal 2009. This uncertainty raised questions about the Company’s ability to continue as a going concern.

In April 2009, the Company and its Amended Term Loan lenders entered into a First Amendment to the Amended Term Loan agreement (the “First Amendment”). As a result of the amendment of its senior term loan in April 2009, as further discussed in “Note 17—Subsequent Events”, the Company anticipates that it will remain in compliance with the financial covenants under its senior term loan for at least the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional capital or further amendments to its financing arrangements or, if so required, that such capital will be available on terms acceptable to the Company.

(f)	Segments

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”) the Company has identified the following three operating segments (i) retail stores, (ii) outlet stores and (iii) direct, including catalog and website sales. The three operating segments have been aggregated and are presented as one reportable segment, as permitted by SFAS 131, based on their similar economic characteristics, products, production processes, target customers, distribution methods and shared use of the Eddie Bauer brand name and trademarks. Each operating segment generates revenue from the sale of menswear, womenswear, gear and accessories. Since product level information is not tracked in the Company’s financial systems, it is impracticable, and potentially misleading to report sales or sales trends at this level.

Revenues of the Company’s Canadian retail operations were $91.9 million, $94.2 million and $80.6 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Long-lived assets of the Canadian operations were $6.7 million and $9.2 million as of the end of fiscal 2008 and 2007, respectively. All other revenues and long-lived assets of the Company’s operations, with the exception of the Company’s investment in a foreign joint venture (See “Note 7”), relate to the United States.

(g)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Cash balances are primarily deposits at federally insured financial institutions; while cash equivalents represent highly liquid triple A rated instruments. Cash accounts with negative balances at the end of each reporting period are reflected as bank overdrafts if no right of offset exists. As of January 3, 2009 and December 29, 2007, the Company had restricted cash balances of $180 and $30,862, respectively, resulting from the sale of its financing receivables. See further discussion in “Note 5”.

(h)	Accounts Receivable

Accounts receivable primarily consists of credit card receivables, construction allowances due from landlords, receivables from the Company’s licensing partners and royalty receivables from its foreign joint venture. Allowances for doubtful accounts are recorded based on specific identification of known matters affecting its creditors and general historical experience. Included in accounts receivable as of January 3, 2009 and December 29, 2007 was $6,433 and $7,220, respectively, due from World Financial Network National Bank (“WFNNB”), a subsidiary of Alliance Data Systems (“ADS”), of which $5,137 and $5,780, respectively, represented 10% of holdback amounts on the outstanding principal portion of credit card receivables of WFNNB, generated from sales of the Company’s products that are charged to the Company’s proprietary credit card. Additionally, the Company is subject to a holdback related to accounts receivable of MasterCard and VISA sales related to the Company’s U.S. direct sales and Canadian retail store credit card sales. The amount of this holdback totaled $3,165 and $1,493 as of January 3, 2009 and December 29, 2007, respectively.

(i)	Inventories

Inventories, principally merchandise available for sale, are stated at the lower of cost or market. Cost is determined by the weighted average cost method and includes certain overhead and freight costs capitalized to inventory based on normal operations. Market is determined based on estimated net realizable value, which generally is the estimated merchandise selling price less cost of disposal. Markdowns of inventory below cost are recorded immediately as a reduction of the inventory carrying value and as costs of sales.

(j)	Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. The Company’s property and equipment was revalued to its fair value as of its fresh start reporting date of July 2, 2005. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Depreciable lives range from 3 to 40 years for buildings and improvements and 3 to 10 years for fixtures and equipment. Leasehold improvements are amortized over the lesser of the initial term of the lease or expected asset life. Depreciation and amortization related to the Company’s retail and outlet store leasehold improvements, warehouse facilities and call centers is reflected within costs of sales. Depreciation and amortization of the Company’s corporate facility leasehold improvements, furniture and fixtures and information technology hardware and software is reflected in selling, general and administrative expenses and totaled $13,767, $16,204 and $18,905 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The cost of maintenance and repairs of property and equipment is charged to operating expense when incurred. Construction in progress primarily includes costs related to the build out of new stores.

Interest costs related to assets under construction are capitalized during the construction period. Interest of $551, $1,589 and $754 was capitalized for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

(k)	Intangible Assets

Upon the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and trademarks were determined to have indefinite useful lives and are not amortized into results of operations, but instead are reviewed for impairment annually, or more often if impairment indicators arise, and written down and charged to results of operations only in the periods in which the carrying amount of goodwill or trademarks is greater than its fair value. The Company’s intangible assets related to its licensing agreements are being amortized over an estimated useful life of six years.

The Company uses the two-phase process prescribed in SFAS 142 for impairment testing of goodwill and has selected the fourth quarter of each fiscal year to perform its annual impairment test. Additionally, the Company completed an impairment review of its goodwill and trademarks during the third quarter of 2006. The first phase identifies indications of impairment; while the second phase (if necessary), measures the impairment. See “Note 6” for further discussion of the Company’s intangible assets and related impairment charges recorded based upon the Company’s reviews.

(l)	Investments in Joint Venture

Investments in joint ventures for which the Company owns less than 50% of the voting interest and does not demonstrate any other indicators of control are accounted for under the equity method. As a result of the timing of receipt of financial information, the Company records its equity in the earnings (losses) of foreign joint venture on a one-month lag basis. See “Note 7”.

(m)	Software Development Costs

Software development costs are capitalized when the software has reached the level of being technologically feasible through the date of implementation, and are amortized on a straight-line basis over the estimated useful life of the asset not to exceed three years. Software development costs, net of amortization, included in other assets as of January 3, 2009 and December 29, 2007 were $6,277 and $2,368, respectively. During fiscal 2008, the Company capitalized approximately $5.0 million in internal use software costs, which included costs associated with the enhancement of the Company’s eddiebauer.com website and a labor scheduling system for its retail stores.

(n)	Deferred Financing Costs

Debt financing costs are capitalized and amortized as interest expense over the terms of the underlying obligation. Deferred financing costs included in other assets as of January 3, 2009 and December 29, 2007 were $4,474 and $5,329, respectively.

(o)	Gift Card Liability

The Company records deferred revenue associated with the sale of gift cards. The Company reduces the deferred revenue liability and records revenue when the gift card is redeemed by the customer. Gift card breakage, the estimated amount of gift cards that will go unredeemed, is recorded as a reduction of selling, general and administrative expense, when redemption is determined to be remote, which is estimated based upon historical breakage percentages. Gift card breakage for fiscal 2008, fiscal 2007 and fiscal 2006 was $2,066, $2,241 and $2,301, respectively.

(p)	Customer Loyalty Program

Under the Company’s customer loyalty program, a customer earns points based upon merchandise purchases. Accumulated points are then converted into rewards certificates after reaching a specified threshold that can be used towards the purchase of the Company’s products. Both accumulated points and issued rewards certificates expire after a stated period of time. The Company records costs of sales and a liability for points earned by the customer, net of an estimated breakage amount or the amount of accumulated points and rewards certificates estimated to go unredeemed. The Company reduces the liability when a reward certificate is redeemed by the customer and records a reduction to costs of sales and a corresponding reduction to revenue, which therefore has no impact to the Company’s gross margin when the reward certificate is redeemed. The net impact of the customer loyalty program for fiscal 2008 was a decrease to costs of sales of $1,030 and a reduction of net merchandise sales of $11,894, for a total gross margin impact of $10,864. The net impact of the customer loyalty program for fiscal 2007 was an increase to costs of sales of $2,866 and a reduction of net merchandise sales of $7,747, for a total gross margin impact of $10,613. The net impact of the customer loyalty program for fiscal 2006 was an increase to costs of sales of $1,999 and a reduction of net merchandise sales of $1,042, for a total gross margin impact of $3,041. Program costs, including marketing, printing and administration of the program, are reflected within selling, general and administrative expenses.

(q)	Derivative Instruments

The Company uses derivative instruments primarily to manage exposure to fluctuations in interest rates, to lower its overall costs of financing and to manage the mix of floating- and fixed-rate debt in its portfolio.

Additionally, the Company’s convertible notes issued in April 2007 included an embedded derivative related to the conversion features of the notes. Derivative instruments are not used for trading or speculative purposes. In accordance with SFAS No. 133, Derivative Instruments and Hedging Activities (“SFAS 133”), all derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. To qualify for hedge accounting treatment, each derivative must be designated as a hedge at inception and evaluated for effectiveness throughout the hedge period. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects earnings. Changes in fair values of derivative instruments that are not designated as hedging instruments and ineffective portions of cash flow hedges are immediately recognized in the statement of operations in other income (expense), net.

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

See “Note 9” for further discussion of the Company’s adoption of SFAS No. 157, Fair Value Measurements (“SFAS 157”), and the fair values of the Company’s derivative instruments.

(r)	Insurance/Self-Insurance

A combination of insurance and self-insurance is used to cover a number of risks, including workers’ compensation, general liability, property and automobile liability and employee-related health care benefits, a portion of which is reimbursed by the employee. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

(s)	Deferred Compensation

The Company sponsors a non-qualified deferred compensation plan wherein certain eligible employees can defer a portion of their salary, bonus and equity incentive compensation. Employee deferred cash compensation earns interest. Additionally, non-employee directors may, at their election, defer any portion of their cash compensation or equity compensation into the plan. Deferred non-employee director cash compensation is assigned a number of hypothetical shares of the Company's common stock at the time of deferral based upon the fair market value of the common stock on that date, and accordingly, fluctuates with the fair value of the Company’s common stock, however such deferred compensation is paid in cash when withdrawn. The liability for compensation deferred under the Company’s deferred compensation plan, including both deferred employee and non-employee director cash compensation was $873 and $428 as of January 3, 2009 and December 29, 2007, respectively, and primarily included deferred compensation of $500 annually for three years beginning in June of 2007 related to the Company’s CEO’s employment agreement. Additionally, during fiscal 2008 and fiscal 2007, 25,086 and 4,994 shares, respectively, of non-employee director vested restricted stock units (“RSUs”) were deferred into the plan.

(t)	Revenue Recognition

The Company records revenues at the point of sale for retail and outlet stores and at estimated date of receipt by the customer for catalog and website sales. Taxes imposed by governmental agencies on revenue-producing transactions, including sales and excise taxes, are recorded on a net basis on the Company’s balance sheet, therefore no revenue or costs of sales are recognized. The Company reduces revenue for estimated sales returns at the time of sale based upon projected merchandise returns, which are based primarily on historical experience. Shipping and handling revenues and costs are included in other revenues and in selling, general and administrative expense, respectively. Shipping and handling expense was $27,061, $25,380 and $22,316 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Net sales and other revenues also include royalty and licensing income, which are recognized when earned based on contractually specified percentages applied to reported sales.

(u)	Operating leases, Deferred rent obligations and Unfavorable lease obligations

The Company leases office facilities, distribution centers, retail store space and data processing equipment under operating leases. Many of the Company’s lease agreements, primarily related to retail store space, provide for tenant improvement allowances, rent escalation clauses and/or contingent rent. The majority of the Company’s retail store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Minimum rental expenses, which include defined scheduled rent increases, are recognized over the term of the lease. The Company recognizes minimum rental expenses on a straight-line basis beginning on the earlier of when possession of the property is taken from the landlord or when the Company controls the use of the space, which date normally precedes store opening to provide for a construction period. The current portion of excess straight-line rent expense over scheduled payments is recorded within accrued liabilities and the non-current portion is recorded in deferred rent obligations on the Company’s balance sheets.

Tenant improvement allowances, which are reflected in deferred rent obligations on the Company’s balance sheets, are amortized on a straight-line basis over the term of the lease as a reduction to rent expense in the statement of operations.

Unfavorable lease obligations associated with the remeasurement of the Company’s leases upon its emergence from bankruptcy and its related adoption of fresh start accounting are being amortized on a straight-line basis over the remaining term of the leases.

(v)	Impairment of Long-Lived Assets and Store Closing Costs

Long-lived assets, including property and equipment, capitalized software and definite-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable as prescribed by SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. Factors which may trigger an impairment review include significant underperformance relative to expected operating results, significant changes in the use of the assets or the strategy for the overall business and significant negative industry or economic trends. Recoverability of asset groups is measured by a comparison of the carrying amount of an asset group to projected undiscounted net cash flows expected to be generated by the asset group. In the case of the Company’s retail and outlet stores, each asset group represents a store location. For retail and outlet stores in which the projected undiscounted cash flows are less than the carrying value of the asset group, an impairment is recognized for the carrying amount of the asset group. During the fourth quarter of fiscal 2008, the Company recognized $7,453 of impairment losses related to store leasehold improvements and furniture and fixtures with selling, general and administrative expenses for retail stores that will remain in operation. The impairment losses recognized during the fourth quarter resulted from the decrease in historical and projected future operating cash flows at certain of the Company’s retail and outlet stores.

Impairment charges for fixed assets and costs related to early termination of leases for store closings are reflected in selling, general and administrative expenses. Costs related to early termination of leases consist of lease buyout expense or the difference between the Company’s rent and the rate at which it expects to be able to sublease the properties, net of related costs and discounted using a credit adjusted risk-free rate in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The majority of the Company’s store closures occur upon the lease expiration.

(w)	Advertising Costs

Costs incurred for the production and distribution of direct response catalogs are capitalized and amortized over their expected period of future benefit. The Company accounts for catalog costs in accordance with SOP 93-7, Reporting on Advertising Costs (“SOP 93-7”). SOP 93-7 requires that the amortization of capitalized advertising costs be the amount computed using the ratio of current period revenues that the catalog cost pool bears to the total of current and estimated future period revenues for that catalog cost pool. The capitalized costs of the Company’s direct response advertising are amortized, commencing with the date catalogs are mailed, over the duration of the expected revenue stream, which is generally three months or less. Unamortized costs as of January 3, 2009 and December 29, 2007 were $7,795 and $9,949, respectively, and are included in prepaid expenses. All other advertising costs for catalog, website and retail operations are expensed as incurred or upon first run for media advertising. Total advertising expense, including the amortization of the above mentioned catalog costs, was $91,272, $103,663 and $95,698 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

(x)	Store Preopening Costs

Preopening and lease negotiation costs for new retail and outlet stores are expensed as incurred.

(y)	Stock-Based Compensation Expense

The Company accounts for its stock-based compensation expense in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires that new, modified and unvested share-based payment transactions with employees and directors, such as stock options/SOSARs and RSUs, be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period, net of estimated forfeitures. The Company estimates the fair value of its stock option/SOSAR awards using the Black-Scholes option valuation and Monte-Carlo simulation models. See “Note 13” for the Company’s stock-based compensation transactions.

(z)	Foreign Currency Translation and Exchange Rates

The financial statements of the Company’s Canadian operations and international joint venture are translated into U.S. dollars using the exchange rate in effect at the end of each period for assets and liabilities and the average exchange rates in effect during the period for results of operations and cash flows. The related unrealized gains or losses resulting from translation are reflected as a component of accumulated other comprehensive income or loss in stockholders’ equity. Foreign currency transaction losses, which were $640, $783 and $588 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively, primarily relate to the purchase of merchandise and are included in costs of sales.

(aa)	Income Taxes

Deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken on a tax return. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense.

(bb)	Other Comprehensive Income (Loss)

Comprehensive income or loss measures all changes in equity of an enterprise that do not result from transactions with stockholders. The Company’s other comprehensive income or loss includes foreign currency translation adjustments, unrealized gains and losses related to the Company’s cash flow hedge, and unrecognized net actuarial gains/losses and prior service credits related to the Company’s pension and other post-retirement benefits.

(cc)	Guarantees

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

(3)	Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends FASB No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan including: (i) how investment allocation decisions are made; (ii) the major categories of plan assets; (iii) the inputs and valuation techniques used to measure the fair value of plan assets; (iv) the effect of fair value measurements using significant unobservable inputs (Level 3 inputs) on plan assets for the period; and (v) significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company will adhere to the disclosure requirements of FSP FAS 132(R)-1 effective with fiscal 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. FSP EITF 03-6-1 requires that all prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of the FSP. The Company’s adoption of FSP EITF 03-6-1 effective with the first quarter of fiscal 2009 did not have a material impact on its earnings per share calculations as per the Company’s 2005 Stock Incentive Plan, holders of unvested share-based payment awards do not have any of the rights of a holder with respect to any shares of the Company’s common stock subject to such award unless and until such holder has satisfied all requirements for vesting or exercise of the share-based payment award.

In June 2008, the Emerging Issues Task Force (“EITF”) issued EITF 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 supersedes prior guidance that defines the meaning of the phrase ‘indexed to an entity’s own stock and revises the criteria to be used to determine if an equity-linked instrument, including embedded features, can be classified within shareholder’s equity. EITF 07-05 is effective for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-05 effective with the first quarter of fiscal 2009 as it relates to the Company’s convertible notes and related features, which did not have a material impact to the Company’s results of operations or financial position. See further discussion of the Company’s convertible debt and related features in “Note 8”.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS 162 was effective as of November 15, 2008. The adoption of SFAS 162 did not have a material impact to the Company’s results of operations or financial position.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP APB 14-1”). FSP APB 14-1 amends previous guidance associated with convertible debt instruments that at conversion may be settled wholly or partly with cash. Convertible debt that at conversion must always be settled entirely in shares (other than fractional shares) and convertible debt instruments deemed to have an embedded derivative under SFAS 133 are outside the scope of FSP APB 14-1. FSP APB 14-1 requires cash-settleable convertible instruments to be separated into their debt and equity components at issuance and prohibits the use of the fair-value option for such instruments. The value assigned to the debt component is the estimated value of a similar debt instrument without conversion features as of the issuance or modification date. The difference between the net proceeds for the convertible debt issued, or carrying value in the case of a modification, and the amount reflected as a debt liability must be recorded as additional paid-in capital. Any difference between the amount recorded for the debt liability and the principal amount of the debt (e.g. debt discount) must be amortized to interest expense over the expected life of the debt, thereby reflecting a market rate of interest. Upon extinguishment of the debt, either by conversion to shares, cash settlement or a combination of cash and shares, a gain or loss is recognized for the difference between the fair value of the debt component at the extinguishment date and its carrying value on the balance sheet. Excess consideration is recorded as a reduction to additional paid-in capital. The Company adopted FSP APB 14-1 effective with the first quarter of fiscal 2009. While FSP APB 14-1 does not change the economic substance for the Company’s convertible notes, due to the accretion of the discounted carrying value of the notes to their face amount, the Company anticipates that interest expense will increase. This increase in interest expense will have no effect on the Company’s cash flows, liquidity or financial covenants related to the Company’s various credit facilities. See further discussion of the Company’s convertible notes and related features in “Note 8”.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP FAS 142-3”). FSP FAS 142-3 amends the list of factors an entity should consider in developing renewal or extension assumptions when determining the useful life of recognized intangible assets under FASB No. 142, Goodwill and Other Intangible Assets, (“FAS 142”). FSP FAS 142-3 applies to (i) intangible assets that are acquired individually or with a group of other assets and (ii) intangible assets acquired in both business combinations and asset acquisitions. FAS FASP 142-3 removes the requirement in FAS 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions. FSP FAS 142-3 replaces the previous useful-live assessment criteria with a requirement that an entity consider its own experience in renewing similar arrangements. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively only to intangible assets acquired after the FSP’s effective date. The Company will adhere to FSP FAS 142-3 for intangible assets acquired beginning with the first fiscal quarter of 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including disclosing the fair values of derivative instruments and their gains and losses in a tabular format to provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adhere to the enhanced disclosure provisions of SFAS 161 effective with the first quarter of fiscal 2009.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of FASB Statement No. 157, Fair Value Measurements (see further discussion of SFAS 157 below), for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For purposes of FSP FAS 157-2, nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of FASB Statement No. 157. FSP FAS 157-2 defers the effective date for items within its scope to fiscal years beginning after November 15, 2008. See “Note 9” for further discussion of the Company’s adoption of SFAS 157 and related pronouncements.

In February 2008, the FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP FAS 157-1”). FSP FAS 157-1 amends FASB Statement No. 157, Fair Value Measurements, to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13. However, this scope exception does not apply to leasing assets and liabilities acquired and assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141R (see further discussion of FASB Statement No. 141R below). FSP FAS 157-1 is effective with an entity’s initial adoption of SFAS 157. See “Note 9” for further discussion of the Company’s adoption of SFAS 157 and related pronouncements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R replaces and revises previously issued SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination (including under fresh start accounting) after the measurement period will impact income tax expense. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. Accordingly, the Company will adhere to the requirements of SFAS 141R for any business combinations entered into subsequent to its fiscal year beginning January 4, 2009. Additionally, future changes in the Company’s deferred tax valuation allowance associated with its NOLs it recorded with its fresh start accounting upon emergence from bankruptcy, will be reflected within income tax expense (benefit). See further discussion of the Company’s deferred tax valuation allowances in “Note 11”.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 will change the current accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and was adopted by the Company in the first quarter of fiscal 2009. As the Company has no noncontrolling interests, the adoption of SFAS 160 did not have a material impact on its consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company’s adoption of SFAS 159 effective fiscal 2008 did not have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. See above discussion of FSP FAS 157-2, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See “Note 9” for further discussion of the Company’s adoption of SFAS 157 and related pronouncements.

(4)	Earnings per Share

The following table presents the computation of income (loss) per basic and diluted share for fiscal 2008, fiscal 2007 and fiscal 2006:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Loss from continuing operations	$(165,529)	$(101,718)	$(211,449)
Loss from discontinued operations	—	—	(534)

Net loss	$(165,529)	$(101,718)	$(211,983)
Weighted average common shares outstanding(a)	30,749,922	30,524,191	30,012,896
Net effect of dilutive stock options(b)	—	—	—
Net effect of convertible notes(c)	—	—	—

Weighted average common shares and equivalents outstanding	30,749,922	30,524,191	30,012,896
Income (loss) per basic and diluted share:
Loss from continuing operations	$(5.38)	$(3.33)	$(7.04)
Loss from discontinued operations	—	—	(0.02)

Net loss	$(5.38)	$(3.33)	$(7.06)

(a)	Weighted average common shares outstanding for fiscal 2008 and fiscal 2007 included 30,080 and 4,994, respectively, vested RSUs, for which settlement has been deferred under the Company’s deferred compensation plan. Settlement of the deferred RSUs is required with shares of the Company’s common stock.

(b)	As of January 3, 2009, December 29, 2007 and December 30, 2006, there were 1,851,400, 1,343,500 and 590,375, respectively, common stock options and stock-only stock appreciation rights (“SOSARs”) and 720,786, 390,739 and 603,533, respectively, unvested restricted stock units (“RSUs”) outstanding that were antidilutive and therefore were excluded from the calculation of diluted earnings per share.
(c)	As discussed further in “Note 8,” on April 4, 2007, the Company issued $75 million in convertible notes. As a result of the Company’s ownership limitations contained in its Certificate of Incorporation, the convertible notes were not convertible, except upon the occurrence of certain specified corporate transactions, until January 4, 2009. In the event that the certain specified corporate transactions resulted in a conversion of the notes prior to January 4, 2009, the Company was required to settle the convertible notes for cash. Accordingly, the Company excluded the dilutive effect, if any, of the convertible notes from its earnings per share calculation. Effective with fiscal 2009, the dilutive effect of the Company’s convertible notes will be included in the Company’s earnings per share calculations.

(5)	SAC Securitization Interest and Related Eddie Bauer Holdings Promissory Note

In conjunction with the Company’s emergence from bankruptcy, ownership of Spiegel Acceptance Corporation (“SAC”), a special-purpose entity created by Spiegel in prior years to accomplish securitizations of certain credit card receivable portfolios, was transferred to Eddie Bauer. SAC owned a securitization interest in subordinated amounts that arose from post-emergence recoveries in certain pre-petition securitization transactions to which Spiegel and its subsidiaries were a party. As of the Company’s fresh start reporting date, the fair value of the SAC securitization interest was estimated to be $130,616. In addition, in connection with its emergence from bankruptcy proceedings, Eddie Bauer issued a non-recourse promissory obligation to a liquidating trust (the “Promissory Note”) established for the benefit of the creditors of Spiegel (the “Creditor Trust”) pursuant to which Eddie Bauer was obligated to pay to the Creditor Trust 90% of any proceeds received by SAC in respect of its securitization interests.

During the bankruptcy process, the Company entered into a settlement agreement with MBIA Insurance Corporation (a guarantor of payments of the Spiegel Credit Card Master Note Trust, the “Note Trust”). Pursuant to the settlement agreement, SAC assigned to the MBIA Settlement Trust (the “Settlement Trust”) certain rights that SAC had in its seller’s interest, collateral and other interest in the Note Trust as of the effective date of the settlement agreement. During fiscal 2006, $115,624 in cash payments were received related to the outstanding receivables, of which 90%, or $104,061, was paid to the Creditor Trust. As a result of the cash received, the obligations to the original note holders within the Settlement Trust were settled and the related expenses of MBIA were paid from a portion of the cash proceeds received during fiscal 2006. The Settlement Trust was terminated during December 2006 at which time SAC became entitled to receive any residual payments from the Settlement Trust. Also upon the termination of the Settlement Trust, the Note Trust was no longer accounted for as a qualifying special purpose entity and accordingly, the outstanding receivables and related liabilities under the Promissory Note were revalued to their fair values of $45,978 and $41,380, respectively. The Company recognized a net gain of $466 within other income (expense), net in its statement of operations in fiscal 2006 which related to the net increase in fair value of the SAC subordinated interest held prior to the re-conveyance by the Settlement Trust.

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

The table below reflects the statement of operations activity related to the accretion of the receivables and liabilities prior to their sale in fiscal 2007 and for fiscal 2006:

	Fiscal 2007	Fiscal 2006
Statement of Operations:
Accretion income related to receivables from securitization interests	$55,306	$17,898
Accretion expense related to liabilities from securitization interests	(49,775)	(16,107)

Net accretion income recorded in other income (expense), net	$5,531	$1,791

A rollforward of the accretable yield related to the receivables was as follows:

Accretable Yield Upon Settlement Trust Termination:
Cash flows expected to be collected as of acquisition date	$50,158
Less: Carrying value as of acquisition date	45,978

Accretable Yield as of December 30, 2006	$4,180
Reclassification from nonaccretable difference during fiscal 2007(a)	207,823
Accretion income recognized during fiscal 2007	(55,306)

Accretable Yield as of December 2007 (the sale date by the Company—see below)	$156,697

(a)	The reclassification from nonaccretable difference during fiscal 2007 resulted from an increase in actual and projected collections related to financing charges, principal amounts of the receivables and higher collections of previously written off accounts.

In December 2007, the Company sold the remaining interest in its financing receivables, which were held by its SAC subsidiary, for an aggregate sales price of $113.9 million. Seventy percent, or $79.7 million, of the aggregate selling price was received by the Company in December 2007. Ninety percent of the cash received in December, net of expenses, or $69.3 million, was paid to the Creditor Trust, while 10% of the cash received in December, net of expenses, or $7.4 million, was retained by SAC. The remaining 30% of the aggregate selling price, or $34.2 million, was placed in escrow (“holdback”). Under the terms of the sale agreement, one-half of the remaining holdback was paid during the first quarter of 2008 and one-half was paid during the second quarter of 2008 with the exception of $200 which remains held in escrow until final release in mid-2009.

In February 2008, the Company received payment of the first one-half of the holdback amount from escrow of $17,044, of which 90%, or $15,339, was paid to the Creditor Trust. In June 2008, the Company received payment of the remaining one-half of the holdback amount from escrow of $17,088, of which 90%, or $15,380, was paid to the Creditor Trust. Additionally, in June, upon receipt of the final holdback amount, all purchase price adjustments were settled, which resulted in the Company recognizing an additional gain on sale of the net receivables of $113 as the final purchase price adjustments were less than originally estimated and reserved for. The additional gain was reflected in other income (expense), net on the Company’s statement of operations. Under the terms of the Company’s Amended Term Loan, $1,709 and $1,684 of the June and February proceeds, respectively, was required to be used to pay down the principal amount of its Amended Term Loan. See “Note 8”.

(6)	Intangible Assets

Carrying Values of Intangible Assets and Amortization Expense

Summarized below are the carrying values for the major classes of intangible assets that are amortized under SFAS 142 as well as the carrying values of those intangible assets that are not amortized.

	At January 3, 2009	At December 29, 2007
Intangible assets subject to amortization:
Customer lists—Useful life of 3.5 years
Gross amount	$—	$9,000
Accumulated amortization	—	(7,750)

Net carrying value	$—	$1,250
Licensing agreements—Useful life of 6 years
Gross amount	$35,000	$35,000
Accumulated amortization	(20,441)	(14,582)

Net carrying value	$14,559	$20,418
Intangible assets not subject to amortization:
Goodwill	$43,174	$107,748
Trademarks	$105,065	$185,000

The following table presents the estimated amortization expense related to the Company’s intangible assets subject to amortization for each of the following periods:

Estimated Amortization Expense for Fiscal Years:
2009	$5,833
2010	$5,833
2011	$2,893

$14,559

The following table provides a rollforward of goodwill for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006:

Goodwill balance as of December 31, 2005	$220,481
Impairment charge recorded during three months ended September 30, 2006	(117,584)
Adjustment to goodwill balance recorded as of December 30, 2006(a)	11,868

Goodwill balance as of December 30, 2006	$114,765
Adjustment to goodwill balance recorded as of December 29, 2007(b)	(7,017)

Goodwill balance as of December 29, 2007	$107,748
Impairment charge recorded during the three months ended January 3, 2009	(64,574)

Goodwill balance as of January 3, 2009	$43,174

(a)	After discovering prior period errors in the Company’s goodwill and deferred tax asset balances, the Company recorded an adjustment to its goodwill balance of $11,868 in the fourth quarter of 2006 as the Company determined that the cumulative impact of the errors were not material to prior periods.
(b)	In the course of preparing its 2006 state income tax returns during the fourth quarter of 2007, the Company received additional information from its prior parent company, Spiegel, related to certain state NOLs that existed as of the Company’s fresh start reporting date. In accordance with SFAS 109, the Company recorded a reduction to its goodwill balance to recognize these tax benefits. See further discussion of these adjustments and the Company’s income taxes in “Note 11”.

Impairment Charges of Indefinite-Lived Intangible Assets

Fiscal 2008

The Company performed its annual impairment tests of its goodwill and trademarks during the fourth quarter of fiscal 2008 consistent with the methodologies used in prior years. The fair value of the Company’s trademarks was estimated to be $105 million, which resulted in an impairment charge of $80 million, which the Company recognized during the fourth quarter of 2008 in impairment of indefinite-lived intangible assets on its statement of operations. The fair value of the Company’s trademarks was determined using an income approach, which calculated the discounted present value of estimated future royalty cash flows of the Company’s net merchandise sales. The discounted present value was calculated using the Company’s five-year long-range plan, a terminal value growth rate of 3.0%, and a discount rate of 20.0%. The decline in the fair value of the Company’s trademarks since the prior year-end was due principally to lower merchandise sales during the fourth quarter of 2008 and decreases in forecasted net merchandise sales in the Company’s five-year long-range plan, driven by the overall downturn in the economy and projected continued declines in consumer retail spending.

The fair value of the Company’s enterprise value for purposes of its goodwill impairment test during the fourth quarter of 2008 was also determined using an income approach, and was estimated using a discounted cash flow model and was further supported by valuations using a market approach (e.g. market comparables for other retail companies) and by the indicated value from the Company’s common stock price, including a control premium. The Company has one reporting unit for purposes of its goodwill impairment test. The Company’s goodwill impairment test was completed using the two-step approach prescribed in SFAS 142. The first step included a determination of the enterprise value of the Company using a discounted cash flow model which included the Company’s five-year long-range plan related to the future cash flows of the Company’s primary assets; a discount rate of 17.0%, which represented the Company’s weighted average cost of capital; and a terminal value growth rate of 3.0%. In order to assess the fair value of the Company in its entirety, following the calculation of the discounted cash flows of the Company’s primary assets, the book value of the Company’s interest-bearing debt was deducted and the fair values of the assets not contributing to the discounted cash flows of the Company’s primary assets, including the Company’s net operating loss carryforwards, were added to derive the fair value of the Company’s total net assets. Upon completion of step one of the goodwill impairment test, the estimated fair value of the Company was less than the carrying value of the Company’s net book value and long-term debt. Accordingly, the Company completed step two of the goodwill impairment test, which included comparing the implied fair value of the Company with the carrying amount of goodwill. Upon completion of step two of the goodwill impairment test, the Company recorded an impairment charge of $64,574 related to its goodwill, which was reflected in impairment of indefinite-lived intangible assets on the Company’s statement of operations. Consistent with the decline in the fair value of the Company’s trademarks, the decline in the Company’s enterprise value since the prior year-end was driven by the overall downturn in the economy and projected continued declines in consumer retail spending.

Fiscal 2007

The Company performed its annual impairment tests of its goodwill and trademarks during the fourth quarter of fiscal 2007. The fair value of the Company’s trademarks during the fourth quarter of 2007 was determined consistent with the income approach used in fiscal 2006, and was based upon the Company’s five-year long-range plan; a terminal value growth rate of 3.5%; and a discount rate of 16.0%. No impairment charge was recorded during the fourth quarter of 2007 as the estimated fair value exceeded the carrying value of the Company’s trademarks.

The fair value of the Company’s enterprise value for purposes of its goodwill impairment test during the fourth quarter of 2007 was estimated using a methodology consistent with fiscal 2006, using a discounted cash flow model which included the Company’s five-year long-range plan related to the future cash flows of the Company’s primary assets; a discount rate of 13.0%; and a terminal value growth rate of 3.5%. The Company’s estimated enterprise value as of the fourth quarter of 2007 exceeded its net carrying value and, accordingly, the Company concluded that it passed step one of its goodwill impairment test.

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

The fair value of the Company’s trademarks during the third quarter of 2006, as determined using the income approach, was estimated to be $185 million, equal to the Company’s net carrying value for its trademarks. Accordingly, no impairment charge was recorded during the third quarter of 2006 related to the Company’s trademarks. The fair value was based upon the Company’s five-year long-range plan; a terminal value growth rate of 3.5%; and a discount rate of 17.5%.

The fair value of the Company’s enterprise value for purposes of its goodwill impairment test during the third quarter of 2006 was determined using the income approach. The first step included a determination of the enterprise value of the Company using a discounted cash flow model which was based upon the Company’s five- year long-range plan related to the future cash flows of the Company’s primary assets; a discount rate of 14.5%; and a terminal value growth rate of 3.5%. Upon completion of step one of the goodwill impairment test, the estimated fair value of the Company was less than the carrying value of the Company’s net book value and long-term debt. Accordingly, the Company completed step two of the goodwill impairment test, which included comparing the implied fair value of the Company with the carrying amount of goodwill. Upon completion of step two of the goodwill impairment test, the Company recorded an impairment charge of $117,584 related to its goodwill, which was reflected in impairment of indefinite-lived intangible assets on the Company’s statement of operations. The decline in the fair value of the Company as of the third quarter of fiscal 2006 from its fresh start reporting date of July 2, 2005 was due principally to lower than projected revenues and gross margins.

During the fourth quarter of 2006, the Company completed its annual impairment tests for both its goodwill and trademarks consistent with the testing performed during the third quarter of 2006. The Company concluded that its enterprise value and the fair value of its trademarks approximated the values as determined during its impairment tests during the third quarter of 2006 because there were no significant changes in the Company’s long-range plan, discount rates or terminal value growth rates. Additionally, the Company’s results of operations during the fourth quarter of 2006 were generally consistent with the long-range plan used during its third quarter impairment review. The Company’s estimated enterprise value as of the fourth quarter of 2006 exceeded its net carrying value and, accordingly, the Company concluded that it passed step one of its goodwill impairment test.

The Company’s impairment evaluations during each of the fiscal years of both goodwill and trademarks included reasonable and supportable assumptions and projections and were based on estimates of projected future cash flows. The long-range projections used in the Company’s impairment evaluations assume that the Company will successfully introduce merchandise assortments that appeal to its core customer tastes and preferences and respond to future changes in customer style preferences in a timely and effective manner. These estimates of future cash flows are based upon the Company’s experience, historical operations of the stores, catalogs and website, estimates of future profitability and economic conditions, including future consumer retail spending. Future estimates of profitability and economic conditions require estimating such factors as sales growth, employment rates and the overall economics of the retail industry for up to twenty years in the future, and are therefore subject to variability, are difficult to predict and in certain cases, the factors are beyond the Company’s control. The assumptions utilized by management were consistent with those developed in conjunction with the Company’s long-range planning process. If the assumptions and projections underlying these evaluations are not achieved, or should the Company ultimately adopt and pursue different long-range plans, or general economic conditions which impact retail spending deteriorate more significantly than the current assumptions, the amount of the impairment could be adversely affected. Accordingly, there can be no assurance that there will not be additional impairment charges in the future based on future events and that the additional charges would not have a materially adverse impact on the Company’s financial position or results of operations.

(7)	Investments in Foreign Joint Ventures

Eddie Bauer Japan

The Company has a 30% interest in Eddie Bauer Japan, Inc. (“Eddie Bauer Japan”), a joint venture established to sell Eddie Bauer merchandise in Japan. The remaining 70% interest is held by a joint venture, half of which is owned by Otto Sumisho, Inc. (a joint venture company of Otto KG, a former Spiegel affiliate, and Sumitomo Corporation).

As a result of a decrease in net sales and operating profits of Eddie Bauer Japan and a decrease in the Company’s forecasted royalty revenues, the Company performed an impairment review of its investment in Eddie Bauer Japan during the fourth quarter of 2008. The Company estimated the fair value of its investment in Eddie Bauer Japan based upon the net present value of the projected discounted cash flows of the joint venture and determined that the estimated fair value was less than the carrying value. Accordingly, the Company recorded an impairment charge of $3,678 during the fourth quarter of 2008 within equity in losses of foreign joint ventures as the Company concluded that the decline in its investment was other-than-temporary.

Eddie Bauer Germany

Prior to March 1, 2008, the Company had a 40% interest in Eddie Bauer GmbH & Co. (“Eddie Bauer Germany”), a joint venture established to sell Eddie Bauer merchandise in Germany. The remaining 60% was held by Heinrich Heine GmbH and Sport-Scheck GmbH (both former Spiegel affiliates and subsidiaries of Otto KG). In February 2008, the Company received a required one-year notice from its joint venture partners in Eddie Bauer Germany of their decision to terminate the joint venture arrangement, and as a result, the joint venture, together with a companion license arrangement, would have terminated in February 2009. In June 2008, the Company and the other joint venture partners completed the transfer, effective March 1, 2008, of their interests in the joint venture to a third party in return for a release of past and future liabilities. As part of the transfer of the joint venture interest, the Company terminated the prior licensing agreement with Eddie Bauer Germany and entered into a new licensing arrangement to license the use of its tradename and trademarks to Eddie Bauer Germany for a five-year period in exchange for specified royalties. Due to the receipt of the termination notice, the Company performed an impairment review of its investment in Eddie Bauer Germany during the first quarter of 2008 and determined that an other-than-temporary impairment existed. Accordingly, the Company recognized an impairment charge of $3.9 million during the first quarter of 2008, which was reflected within equity in losses of foreign joint ventures. The impairment charge reduced the Company’s investment in Eddie Bauer Germany to zero and also reflected the Company’s legal obligation to fund its proportionate share of Eddie Bauer Germany’s losses for its fiscal year ending February 29, 2008. As a result of the transfer of the joint venture interest during the second quarter of 2008, the Company recorded a loss of $606 associated with the write-off of the receivable from Eddie Bauer Germany within selling, general and administrative expenses.

Equity losses for fiscal 2007 and fiscal 2006 included $0.6 million and $0.7 million, respectively, related to the Company’s proportionate share of Eddie Bauer Germany’s losses related to store closings and impairment charges as a result of Eddie Bauer Germany’s decision to close all of its retail stores. Additionally, during fiscal 2007 and fiscal 2006, the Company forgave collections of $1.5 million and $1.9 million, respectively, of royalty accounts receivables from Eddie Bauer Germany to fund its portion of the Company’s share of losses related to Eddie Bauer Germany’s store closing costs and previously unfunded losses of Eddie Bauer Germany. These represented non-cash transactions that the Company reflected as a reduction to its accounts receivable balance and an increase to its investment in Eddie Bauer Germany during fiscal 2007 and fiscal 2006.

The investments in the joint ventures are accounted for using the equity method and are included in other assets on the consolidated balance sheets. As of December 29, 2007, the carrying value of the Company’s investment in Eddie Bauer Japan and Eddie Bauer Germany exceeded the Company’s share of the underlying reported net assets by $3,678 and $1,911, respectively, which resulted from the fresh start adjustments recorded by the Company in conjunction with its emergence from bankruptcy, and in accordance with SFAS 142 was not being amortized. The impairment charge recorded during the fourth quarter of 2008 related to Eddie Bauer Japan and the impairment charge recorded during the first quarter of 2008 related to Eddie Bauer Germany included write-offs of these fresh start adjustments.

During fiscal 2007 and fiscal 2006, the Company received distributions of $388 and $362, respectively, from Eddie Bauer Japan related to distributions of its earnings as approved by the board of directors of Eddie Bauer Japan.

The Company had accounts receivable, investment balances and royalty income of:

	Eddie Bauer Japan	Eddie Bauer Germany
Accounts receivable:
January 3, 2009	$1,677	$—
December 29, 2007	1,671	987
Investment:
January 3, 2009	$9,464	$—
December 29, 2007	12,717	3,786
Royalty income:
2008	$4,753	$208
2007	4,440	1,901
2006	4,647	1,979

(8)	Debt

Senior Secured Revolving Credit Facility

On June 21, 2005, Eddie Bauer, Inc. executed a loan and security agreement with Bank of America, N.A., General Electric Capital Corporation and The CIT Group/Business Credit, Inc (“the Revolver”). The Revolver is comprised of a revolving line of credit consisting of revolving loans and letters of credit up to $150 million to fund working capital needs. To facilitate the issuance of the Company’s convertible senior notes and the amendment and restatement of its senior secured term loan in April 2007, Eddie Bauer, Inc. executed a First Amendment and Waiver to a loan and security agreement on April 4, 2007 with the revolving lenders to specifically permit the Company’s issuance of the convertible senior notes described below. On November 26, 2008, the Company, Bank of America, N.A., as agent for the lenders, and the lenders under the Revolver executed a letter agreement waiving an event of default by the Company under its covenants resulting from the Company’s formation of a subsidiary to assist in sourcing negotiations in Hong Kong.

Advances under the Revolver may not exceed a borrowing base equal to various percentages of Eddie Bauer, Inc.’s eligible accounts receivable balances and eligible inventory, less specified reserves. The Revolver is secured by a first lien on Eddie Bauer, Inc.’s inventory and certain accounts receivable balances and by a second lien on all of Eddie Bauer, Inc.’s other assets other than the Company’s Groveport, Ohio distribution facility. The Revolver is guaranteed by Eddie Bauer and certain of its subsidiaries. The Company’s availability under the Revolver was $88.4 million as of January 3, 2009. As of January 3, 2009, the Company had $8.7 million of letters of credit outstanding and no amounts drawn under the Revolver.

Borrowings under the Revolver bear interest at:

•	LIBOR plus 1.25% if the average aggregate outstanding (based upon the preceding calendar month) is less than $75 million; or

•	LIBOR plus 1.50% if the average aggregate outstanding is greater than or equal to $75 million.

The weighted average interest rate paid by the Company on the outstanding revolving credit facility for fiscal 2008, fiscal 2007 and fiscal 2006 was 4.3%, 6.5% and 7.2%, respectively. In addition, the Company is required to pay an unused commitment fee of 0.25% per annum on the unused amount, plus a letter of credit fee. The Revolver is scheduled to mature on June 21, 2010.

The loan agreement requires that at any time the availability under the agreement is less than 10% of the maximum revolver available, the Company is required to maintain a consolidated fixed charge coverage ratio (as defined therein) of at least 1.25:1.00. The agreement also limits the Company’s capital expenditures (net of landlord contributions) to $60 million in 2008, and $70 million in 2009 and 2010. There are additional covenants that restrict the Company from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in its capital stock; from entering into certain guarantees; from incurring debt and liens subject to limits specified within the agreement; and other customary covenants. In addition, receipt of a going concern opinion on the Company’s financial statements is a default under the Company’s Revolver. A default under the Revolver is also a default under the Amended Term Loan, should $5 million or more be outstanding on the Revolver at the time of default. As of January 3, 2009, the Company’s availability under the agreement was not less than 10% of the maximum revolver available.

Senior Secured Term Loan

On June 21, 2005, Eddie Bauer, Inc. entered into a $300 million senior secured term loan agreement (“Prior Term Loan”) upon its emergence from bankruptcy. On April 4, 2007, Eddie Bauer, Inc. entered into an Amended and Restated Term Loan Agreement with various lenders, Goldman Sachs Credit Partners L.P., as syndication agent, and JP Morgan Chase Bank, N.A., as administrative agent (the “Amended Term Loan”). The Amended Term Loan amends the Prior Term Loan. In connection with the Amended Term Loan, $48.8 million of the loans were prepaid, reducing the principal balance of the Prior Term Loan from $273.8 million to $225 million. The Company recognized a loss on extinguishment of debt of $3.3 million in April 2007, which represented the unamortized deferred financing fees of the Prior Term Loan and was reflected within other income (expense), net on its statement of operations. The Company incurred $6.0 million of financing fees related to the Amended Term Loan agreement and convertible notes issuance (discussed further below), which it capitalized as deferred financing fees. These deferred financing fees are being amortized over the life of the Amended Term Loan agreement and convertible notes. The Amended Term Loan extends the maturity date of the Prior Term Loan to April 1, 2014, and amends certain covenants of the Prior Term Loan. As of January 3, 2009, $192.8 million was outstanding under the Amended Term Loan.

Interest under the Amended Term Loan is calculated as the greater of the prime rate or the federal funds effective rate plus one-half of one percent plus an applicable margin rate in the case of base rate loans, or LIBOR plus an applicable margin rate for Eurodollar loans. Margin rates are updated each quarter based upon the Company’s previous quarters financial results.

The margin rate for base rate loans is:

•	2.00% if the Company’s consolidated senior leverage ratio (as defined in the agreement) is less than 3.25 to 1.00; or

•	2.25% if the Company’s consolidated senior leverage ratio is greater than or equal to 3.25 to 1.00.

The margin rate for Eurodollar loans is:

•	3.00% if the Company’s consolidated senior leverage ratio is less than 3.25 to 1.00; or

•	3.25% if the Company’s consolidated senior leverage ratio is greater than or equal to 3.25 to 1.00.

The applicable margin rates used to calculate interest under the Amended Term Loan was 2.25% for base rate loans and 3.25% for Eurodollar loans for the first, second and third quarter of fiscal 2008 and 2.00% for base rate loans and 3.00% for Eurodollar loans for the fourth quarter of fiscal 2008. Interest rates (exclusive of the margin percentage) for both base rate loans and Eurodollar loans are reset on a monthly basis. As of January 3, 2009, the loan balance outstanding under the Amended Term Loan included $69.8 million of base rate loans with an interest rate of 3.25% plus 2.00% for a combined interest rate of 5.25% and $123.0 million of Eurodollar loans with interest rates of LIBOR ranging from 0.45% to 0.47% plus 3.00% depending upon the term of the LIBOR tranche. Interest is payable quarterly on the last day of each March, June, September and December for base rate loans, and for Eurodollar loans having an interest period of three months or less, the last day of such interest period or for Eurodollar loans having an interest period of longer than three months, each day that is three months after the first day of such interest period.

The Amended Term Loan is secured by a first lien on certain real estate assets and trademarks and by a second lien on substantially all of the other assets of the Company, Eddie Bauer, Inc. and its subsidiaries.

In accordance with the Amended Term Loan, the Company is required to repay $0.6 million on a quarterly basis from June 30, 2007 through December 31, 2013, with the remaining balance due upon maturity of the loan on April 1, 2014. The Amended Term Loan includes mandatory prepayment provisions, including prepayment requirements related to asset sales, future indebtedness, capital transactions, and a requirement that 50% (reduced to 25% if the Company’s consolidated senior secured leverage ratio (as defined therein) on the last day of the relevant fiscal year is not greater than 2.00 to 1.00) of any “excess cash flows,” as defined in the Amended Term Loan and measured on an annual basis be applied to repayment of the loan. As of January 3, 2009, the Company’s excess cash flow payment due was $14,693, which was included as current portion of long-term debt on the Company’s consolidated balance sheet. Future principal payments are reduced by prepayments in accordance with the terms of the Amended Term Loan. The Company sold its interest in its financing receivables in December 2007, and was required to use the net cash proceeds received from the sale as a payment under the Amended Term Loan. Accordingly, the Company repaid $7.7 million, $1.7 million and $1.7 million of its outstanding term loan balance in December 2007 and during the first and second quarters of 2008, respectively. As a result of these prepayments and a $20 million voluntary prepayment in December 2007, the Company is not required to make any of the scheduled repayments under the terms of the Amended Term Loan and accordingly the remaining balance outstanding under the Amended Term Loan is not required to be repaid until the Amended Term Loan’s maturity date on April 1, 2014. The Company is required to make repayments to the Amended Term Loan resulting from “excess cash flows” and “asset sales”, as such are defined within the Amended Term Loan agreement.

The financial covenants under the Amended Term Loan agreement include:

The Company’s consolidated senior secured leverage ratio (as defined therein) calculated on a trailing four fiscal quarter basis must be equal to or less than:

•	5.00 to 1.00 for the fiscal quarter ending December 31, 2008;

•	4.00 to 1.00 for the fiscal quarters ending March 31, 2009 and June 30, 2009;

•	3.75 to 1.00 for the fiscal quarter ending September 30, 2009;

•	3.50 to 1.00 for the fiscal quarter ending December 31, 2009;

•	3.25 to 1.00 for each of the fiscal quarters in 2010; and

•	Thereafter reducing on a graduated basis to 2.50 at March 31, 2012 to March 31, 2014.

In addition, the Company’s consolidated fixed charge coverage ratio (as defined therein) calculated on a trailing four fiscal quarter basis must be equal to or greater than:

•	0.90 to 1.00 for the fiscal quarter ending December 31, 2008;

•	0.95 to 1.00 for the fiscal quarters ending March 31, 2009 and June 30, 2009;

•	0.975 to 1.00 for the fiscal quarters ending September 30, 2009 and December 31, 2009; and

•	thereafter increasing on a graduated basis to 1.10 to 1.00 at March 31, 2012 to March 31, 2014.

The Amended Term Loan also limits the Company’s capital expenditures (net of landlord contributions) to $50 million in 2008, $60 million in 2009 and $70 million in 2010 through 2014. There are additional covenants that restrict the Company from entering into certain merger, consolidation and sale transactions outside the normal course of business, making certain distributions or changes in its capital stock, entering into certain guarantees, incurring debt and liens subject to limits specified within the agreement and other customary covenants. As of January 3, 2009, the Company’s most recent quarterly compliance reporting date, the Company was in compliance with the covenants of the Amended Term Loan.

See “Note 17—Subsequent Events” for discussion of the Company’s execution in April 2009 of a First Amendment to its Amended Term Loan.

Convertible Notes

On April 4, 2007, the Company closed its offering of $75 million aggregate principal amount of 5.25% convertible senior notes (“Notes”). The Notes have a maturity date of April 1, 2014 and pay interest at an annual rate of 5.25% semiannually in arrears on April 1 and October 1 of each year, beginning October 1, 2007 unless earlier redeemed, repurchased or converted.

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

Under the Indenture governing the Notes, the Notes were not convertible prior to January 4, 2009 except upon the occurrence of specified corporate transactions. On September 19, 2008, after obtaining the requisite consent of the noteholders in consideration of the Company’s payment of a consent fee in the aggregate amount of approximately $0.2 million, Eddie Bauer, certain of its subsidiaries and The Bank of New York Mellon, as trustee, entered into a Supplemental Indenture that amends the Indenture. The Supplemental Indenture allowed the Company, upon the receipt of the requisite stockholder consent, to extend the expiration date of the existing 4.75% limitation on ownership of the Company’s securities contained in its Certificate of Incorporation from January 4, 2009 to January 1, 2012, provided the Ownership Limitation as extended does not apply to conversion of the Notes to the Company’s common stock. On November 5, 2008, the Company’s stockholders approved the amendment to its Certificate of Incorporation to extend the Ownership Limitation to January 1, 2012.

Subsequent to January 4, 2009 and prior to April 1, 2013, holders may convert all or a portion of their Notes under the following circumstances: (i) during any calendar quarter commencing after June 30, 2007 if the last reported sale price of the Company’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (ii) during the five business day period after any 10 consecutive trading-day period (“measurement period”) in which the trading price per $1,000 principal amount of Notes for each day in the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (iii) upon the occurrence of specified corporate transactions, as set forth in the Indenture governing the Notes. On or after April 1, 2013, holders may convert their Notes at any time prior to 5:00 pm, New York City time, on the business day immediately preceding the maturity date. The initial conversion rate, which is subject to adjustment, for the Notes was 73.8007 shares per $1,000 principal amount of Notes (which represented an initial conversion price of approximately $13.55 per share). Upon conversion, the Company has the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of its common stock.

Upon the occurrence of certain fundamental changes, including certain change of control transactions as set forth in the Indenture governing the Notes, the Company will be required to offer to repurchase the Notes for cash at 100% of the principal amount thereof plus accrued and unpaid interest and additional interest, if any, to but not including the date of repurchase. In the event of certain events of default under the Indenture either the trustee thereunder or the holders of at least 25% in principal amount of the then-outstanding Notes may declare 100% of the principal of the Notes and accrued and unpaid interest, including additional interest, to be due and payable.

As a result of the requirement that the Company settle any conversion of the Notes occurring prior to January 4, 2009 in cash, the conversion features contained within the Notes were deemed to be an embedded derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). In accordance with SFAS 133, the embedded derivative related to the conversion features required bifurcation from the debt component of the Notes and a separate valuation. The Company recognized the embedded derivative as an asset or liability on its balance sheet and measured it at its estimated fair value, and recognized changes in its estimated fair value in other income (expense), net in the period of change. See “Note 9” for a discussion of the Company’s adoption of SFAS 157, including the estimated fair value calculation for the embedded derivative liability associated with the Company’s Notes. Effective for fiscal 2009, the Company will no longer be required to recognize the changes in the fair value of the conversion features through its statement of operations as the conversion features will no longer meet the criteria of an embedded derivative liability as the Company will not be required to settle any conversions in cash after January 4, 2009. Additionally, effective January 4, 2009, the Company adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which resulted in a portion of the carrying value of the Notes to be reclassified to stockholders’ equity.

As a result of the bifurcation of the embedded derivative related to the conversion features of the Notes under SFAS 133, the carrying value of the Notes at issuance was $53,775. The Company is accreting the difference between the face value of the Notes and the carrying value, which totaled $17,284 as of January 3, 2009, as a charge to interest expense using the effective interest rate method over the term of the Notes. The Company recognized $2,345 and $1,596 of discount amortization during fiscal 2008 and fiscal 2007, respectively, within interest expense, which resulted in an effective interest rate of approximately 11.05% related to the Notes.

Maturities of Long-term Debt

Maturities of the Company’s long-term debt, including the $75 million in convertible notes, totaled $267,769 as of January 3, 2009. With the exception of the Company’s excess cash flow payment of $14,693 which will be paid in the first quarter of fiscal 2009, the remaining amount is due in 2014. The amount to be paid in 2014 excludes any mandatory prepayment provisions under the Company’s Amended Term Loan subsequent to that due as of January 3, 2009 and assumes no conversion of the Notes prior to their scheduled maturity date of April 1, 2014.

(9)	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are a reasonable estimate of their fair value due to the short-term nature of these instruments.

The carrying value of the Company’s Amended Term Loan as of January 3, 2009 and December 29, 2007 was $192.8 million and $196.2 million, respectively. The Company estimated the fair value of its Amended Term

Loan to be $75.2 million and $176.5 million as of January 3, 2009 and December 29, 2007, respectively. The fair value estimate was based upon market quotes obtained from external sources.

The Company adopted SFAS 157 during the first quarter of fiscal 2008, which resulted in no material impact to its financial statements. SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis, with the exception of nonfinancial assets and nonfinancial liabilities, for which fair value measurement requirements were deferred in accordance with FSP FAS 157-2 See “Note 3”. SFAS 157 enables the reader of the financial statements to assess the inputs used to develop fair value measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

The following table summarizes the estimated fair values of the Company’s interest rate swap and embedded derivative related to its Notes as of January 3, 2009, both of which primarily utilize Level 2 inputs:

	Total	Significant Other Observable Inputs (Level 2)
Derivative instrument—interest rate swap	$(10,360)	$(10,360)
Derivative instrument—embedded derivative liability associated with the conversion features of the Company’s convertible notes	$(1,702)	$(1,702)

The Company uses derivative instruments primarily to manage exposure to fluctuations in interest rates, to lower its overall costs of financing and to manage the mix of floating- and fixed-rate debt in its portfolio. The Company’s derivative instruments as of January 3, 2009 included an interest rate swap agreement with Bank of America and an embedded derivative related to its Notes.

Interest Rate Swap Agreement

The Company’s interest rate swap agreement had notional amounts of $98,250 and $99,250 as of January 3, 2009 and December 29, 2007. The interest rate swap agreement effectively converts a portion of the outstanding amount under the Amended Term Loan, which has a floating rate of interest, to a fixed-rate by having the Company pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. On a quarterly basis, the Company assesses and measures the effectiveness of the cash flow hedge using the changes in variable discounted cash flows method. In performing its assessments as of January 3, 2009 and December 29, 2007, the fair value of the interest rate swap was determined to be liabilities of $10,360 and $4,130, respectively, and the changes in the cash flows of the derivative hedging instrument were within 80 to 125 percent of the opposite change in the cash flows of the hedged forecasted transaction and therefore the Company concluded that the hedge was highly effective. Accordingly, the Company recorded the effective portion of the cash flow hedge, which totalled $10,360 as of January 3, 2009 and $4,130 ($2,559 net of tax) as of December 29, 2007 within other comprehensive loss on its balance sheet. No amount of the cash flow hedge was determined to be ineffective. The amount reflected in other comprehensive loss as of January 3, 2009 will be reclassified into interest expense in the same period in which the hedged debt affects interest expense. The Company expects the cash flow hedge to be highly effective and therefore estimates that no amounts will be reclassified into interest expense within the next 12 months. No amounts were recognized in the statement of operations resulting from a cash flow hedge for which it was not probable that the original forecasted transaction would occur. The interest rate swap agreement is scheduled to terminate in April 2012, although the swap agreement can be terminated by Bank of America if the Company no longer has the Revolver, which expires in 2010, with Bank of America. There is a breakage fee due upon termination of the swap agreement.

The valuation of the Company’s interest rate swap agreement in accordance with SFAS 157 is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the interest rate swap and the offsetting hedged transaction. The fair valuation uses the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected cash receipts (or payments). This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including forward LIBOR rates based upon Eurodollar futures rates. To comply with the provisions of SFAS 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement. Although the Company has determined that the majority of the inputs used to value its interest rate swap fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs. However, as of January 3, 2009, the Company assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its interest rate swap and determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company concluded that the valuation of its interest rate swap is classified in Level 2 of the fair value hierarchy.

Convertible Note Embedded Derivative Liability

As discussed in “Note 8” above, the conversion features contained within the Company’s Notes were deemed to be an embedded derivative under SFAS 133, and accordingly were reflected at their fair value on the Company’s balance sheet. The Company was required to update the fair value as of each reporting date with any difference reflected within other income (expense), net. The Company estimated the fair value of the embedded derivative using a Black-Scholes model. The Black-Scholes model used to estimate the fair value of the conversion features of the Company’s Notes incorporated the following assumptions, which were deemed to be Level 2 inputs: (i) trading price of its common stock; (ii) exercise price upon maturity; (iii) risk free rate of return; and (iv) volatility of the Company’s common stock price and stock price of its peer companies. SFAS 157 also requires that the fair value measurement of a liability reflect credit valuation adjustments, including the nonperformance risk of the entity. The fair value of the conversion features of the Company’s Notes reflected the nonperformance risk of the Company when issued in April 2007. The Company has concluded that changes in the Company’s creditworthiness since issuance of the Notes would not result in a material impact to the fair value of the conversion features as of January 3, 2009. The Company estimated the fair value of the liability associated with the conversion features to be $1,702 as of January 3, 2009 and recognized $9,040 of income within other income (expense), net during fiscal 2008. The Company estimated the fair value of the conversion features to be $10,742 as of December 29, 2007 and recognized $10,483 of income within other income (expense), net during fiscal 2007. The decline in the estimated fair value of the Company’s derivative liability since the issuance date for the Notes was primarily a result of the decline in the Company’s common stock price.

(10)	Supplemental Financial Information

Supplemental Statement of Operations Information:

Depreciation and amortization:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Depreciation and amortization of property and equipment	$33,408	$39,222	$44,247
Amortization of internal-use software	1,101	508	1,090
Amortization of deferred financing costs	935	955	788
Amortization of convertible note discount	2,345	1,596	—
Amortization of intangible assets	7,109	8,052	9,369

Total depreciation and amortization	$44,898	$50,333	$55,494

Other Income (Expense), net:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Net accretion of financing receivables/payables	$—	$5,531	$1,791
Gain on fair value adjustment of net financing receivables/payables	—	—	466
Gain on sale of net financing receivables/payables	113	9,303	—
Loss on extinguishment of debt	—	(3,284)	—
Fair value adjustment of convertible note embedded derivative liability	9,040	10,483	—
Interest rate swap gain	—	228	—
Curtailment gain	3,918	—	—
Interest income and other	314	1,434	774

Total other income (expense), net	$13,385	$23,695	$3,031

Supplemental Balance Sheet Information:

Property and equipment:

	January 3, 2009	December 29, 2007
Land	$7,471	$7,471
Buildings and improvements	50,473	50,233
Leasehold improvements	141,327	145,740
Fixtures and equipment	70,204	67,889
Construction in progress	3,475	14,327

	272,950	285,660
Less: accumulated depreciation and amortization	(109,452)	(90,557)

Property and equipment, net	$163,498	$195,103

Accrued Expenses:

	January 3, 2009	December 29, 2007
Salaries and wages	$16,397	$16,904
Sales, payroll and business taxes	11,103	12,301
Allowance for sales returns	11,603	15,142
Gift cards and other customer deposits	44,052	45,322
Other accrued expenses	9,372	17,367

Total accrued expenses	$92,527	$107,036

Accumulated Other Comprehensive Income (Loss):

	January 3, 2009	December 29, 2007
Net foreign currency translation, net of tax	$(10,360)	$2,169
Fair value adjustment of cash flow hedge, net of tax	1,333	(2,559)
Unrecognized obligations related to pension and post-retirement plans, net of tax	(9,647)	5,028

Total accumulated other comprehensive income (loss)	$(18,674)	$4,638

(11)	Income Taxes

Income Tax Expense

Income (loss) from continuing operations before income tax expense for fiscal 2008, fiscal 2007 and fiscal 2006 were as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Loss from U.S. operations	$(164,580)	$(44,881)	$(158,287)
Income from foreign operations	3,118	12,356	12,369

Loss from continuing operations before income tax expense	$(161,462)	$(32,525)	$(145,918)

The components of income tax expense for fiscal 2008, fiscal 2007 and fiscal 2006 were as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Current:
Federal	$(1,266)	$2,082	$1,739
State	335	632	—
Foreign	(1,798)	5,195	5,305

	$(2,729)	$7,909	$7,044

Deferred:
Federal	$5,969	$60,455	$49,909
State	503	1,436	9,211
Foreign	324	(607)	(633)

	6,796	61,284	58,487

Total income tax expense	$4,067	$69,193	$65,531

Foreign tax expense (benefit) relates to income (loss) generated by the Company’s Canadian operations.

The differences between the benefit for income taxes at the U.S. statutory rate and the income tax expense shown in the consolidated statements of operations for fiscal 2008, fiscal 2007 and fiscal 2006 are included in the table below.

	Fiscal 2008	Fiscal 2007 (Restated)	Fiscal 2006
Income tax benefit at U.S. statutory rate	$(56,512)	$(11,384)	$(51,259)
State income tax benefit (net of federal income taxes)	(3,544)	(539)	(664)
Increase in valuation allowances	46,945	27,162	71,265
Non-deductible goodwill impairment	22,601	—	41,154
Non-deductible interest expense and gain on sale of financing receivables	—	46,524	5,814
Increase (decrease) to liabilities for unrecognized tax benefits	(1,332)	1,927	—
Basis difference in foreign subsidiaries	(2,862)	2,659	203
Non-deductible compensation	1,022	2,009	645
Other items	(2,251)	835	(1,627)

Income tax expense	$4,067	$69,193	$65,531

Fiscal 2008

Other items in fiscal 2008 includes a benefit of $2,610 related to a transfer pricing adjustment which resulted from the Company completing a study related to the transfer pricing of costs between its U.S subsidiaries and Canadian subsidiaries. As a result of this study, when completing its 2007 Canadian tax return in the second quarter of 2008, the Company determined that $7,540 of taxable income for 2007 previously allocated to its Canadian subsidiaries should be included in its U.S. taxable income. The corresponding increase in U.S. taxable income for 2007 had no impact on the effective tax rate as it was offset by a reduction in the valuation allowance against the net operating loss carryforward. See further discussion below of the increases to the Company’s valuation allowance.

Fiscal 2007 and 2006

The increase in the Company’s income tax provision related to the non-deductible interest expense and gain on the sale of its financing receivables for fiscal 2007 and fiscal 2006 resulted primarily from the fact that the cash the Company collected related to the financing receivables was included in the Company’s taxable income; however the majority of the related note payments (equal to 90% of the cash receipts) the Company made to the Creditor’s Trust were non-deductible for income tax purposes. See further discussion of the Company’s financing receivables, including their sale in December 2007, in “Note 5”.

The Company restated its presentation of its fiscal 2007 income tax rate reconciliation and deferred tax liabilities below due to a change in treatment of the tax impacts associated with the market value adjustments and discount amortization related to its convertible notes. In fiscal 2007, the Company concluded that these differences represented permanent differences between their book income and taxable income. During the fourth quarter of fiscal 2008, the Company determined that these differences should have been treated as temporary differences in accordance with SFAS 109. There was no impact to the Company’s fiscal 2007 income tax expense or net deferred tax liabilities due to a corresponding decrease in the Company’s federal and state valuation allowances.

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred income tax assets and liabilities were as follows as of January 3, 2009 and December 29, 2007:

	January 3, 2009	December 29, 2007 (Restated)
Deferred tax assets—current:
Net operating loss carryforwards	$—	$88
Allowance for sales returns	2,410	3,302
Accrued vacation	2,326	2,387
Accrued severance	449	1,080
Reserve for store closings	75	412
Deferred revenue	2,034	1,084
Other	1,400	3,241

Subtotal	8,694	11,594
Less: Valuation allowance	(7,534)	(7,371)

Total deferred tax assets—current	1,160	4,223
Deferred tax liabilities—current:
Prepaid expenses	(4,842)	(3,198)
Capitalized inventory costs	(2,726)	(7,381)

Total deferred tax liabilities—current	(7,568)	(10,579)

Net deferred tax assets (liabilities)—current	$(6,408)	$(6,356)

Deferred tax assets—non-current:
Net operating loss carryforwards	$138,586	$139,340
Deferred rent obligations/Unfavorable lease obligations, net	18,730	18,830
Pension and other post-retirement benefit liabilities	8,985	4,038
Stock-based compensation	4,536	2,713
AMT credits	6,865	6,661
Equity investments in foreign joint ventures	2,149	—
Interest rate swap	4,006	1,597
Other	1,369	1,574

Subtotal	185,226	174,753
Less: Valuation allowance	(160,167)	(107,670)

Total deferred tax assets—non-current	$25,059	$67,083

Deferred tax liabilities—non-current:
Other intangible assets, net	$(45,849)	$(79,910)
Property and equipment, net	(6,669)	(7,195)
Unremitted foreign earnings	—	(4,294)
Equity investments in foreign joint ventures	—	(1,268)
Market value adjustments and discount amortization of convertible note liability	(6,627)	(3,436)
Other	(621)	(1,470)

Total deferred tax liabilities—non-current	(59,766)	(97,573)

Net deferred tax assets (liabilities)—non-current	$(34,707)	$(30,490)

NOLs and Valuation Allowances

In conjunction with the Company’s emergence from bankruptcy, ownership of two Spiegel subsidiaries, FSAC and SAC, were transferred to Eddie Bauer. Both FSAC and SAC had significant U.S. federal and state net operating losses (“NOLs”).

The Internal Revenue Code’s Section 382 places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes to a company’s ownership occur. The Company had originally intended to avail itself of an exception to the change in ownership rules arising from the issuance of the Eddie Bauer common stock to the respective creditors upon its emergence from bankruptcy. That exception would have required the Company not to have had another ownership change for two years following the bankruptcy stock issuance. As a consequence, the Company established within its Certification of Incorporation certain trading restrictions and ownership limitations (“Ownership Limitation”) relating to its common stock such that until January 4, 2009: (i) no person could acquire or accumulate 4.75% or more of the Company’s common stock or other class of equity and (ii) no person owning directly or indirectly 4.75% or more of the Company’s common stock or other class of equity could acquire additional shares without meeting certain notice and prior approval requirements as set forth in the Company’s Certificate of Incorporation. Any transfers of the Company’s common stock in violation of the Ownership Limitation would be null and void, unless the transferor or transferee, upon providing at least 15 days prior written notice of the transfer, obtains written consent for the proposed transfer from a majority of the Company’s board of directors. On November 5, 2008, at a special meeting of the Company’s stockholders, the stockholders approved an amendment to the Company’s Certificate of Incorporation to extend from January 4, 2009 to January 1, 2012 the limitation on direct or indirect ownership of the Company’s equity securities contained in the Company’s Certificate of Incorporation.

Fiscal 2006

The Company’s income tax expense for fiscal 2006 included $71,265 of expense to increase the Company’s valuation allowance related to its federal NOLs. At December 30, 2006, the Company concluded that a partial valuation allowance was required against its federal NOLs. The Company considered the following issues in reaching its conclusion to record a partial valuation allowance: (i) the Company assumed because of an anticipated change in control that its NOLs would be further limited under Section 382 beyond what had been assumed upon the Company’s emergence from bankruptcy; (ii) the Company performed an updated valuation of its enterprise value and concluded that the Company’s enterprise value had declined, thereby decreasing the amount of expected NOL utilization; and (iii) the Company reassessed its long-range plan, which resulted in a decrease in the Company’s projected taxable income and an increase in the projected amounts of NOLs expected to expire unused.

Fiscal 2007

The Company’s income tax expense for fiscal 2007 included $22,970 (restated for the change in assumption for convertible note liability temporary differences as noted above) to increase its partial valuation allowance related to its federal NOLs. The Company determined in fiscal 2007 that a higher Section 382 limitation should apply as the Company concluded that a second change in control would not occur, which would increase the amount of anticipated NOL utilization in future years. However, based on the Company’s recent history of book losses when excluding the taxable income generated by the Company’s financing receivables which it sold in December 2007, it determined that it would not likely use a significant portion of its federal NOLs before they expired. Using these assumptions, the Company estimated that a partial valuation allowance of $103,227 (restated for the change in assumption for convertible note liability temporary differences as noted above) was required as of December 29, 2007 related to its federal NOLs. This increase to the Company’s valuation allowance was offset by a reduction to the Company’s federal NOLs and related valuation allowance by $4,583 in conjunction with its liabilities for unrecognized tax benefits discussed further below.

During the fourth quarter of 2007, in the course of preparing its 2006 state income tax returns, the Company received additional information from its prior parent company, Spiegel, related to certain state NOLs that existed as of the Company’s fresh start reporting date, which the Company had previously assumed a full valuation allowance against. The Company recorded an adjustment to reduce goodwill by $6,587 during the fourth quarter of 2007 which included $2,725 for NOLs utilized during the second half of fiscal 2005 and during fiscal 2006 (with an increase to income tax expense); $1,496 for NOLs utilized during fiscal 2007 (which was reflected in the Company’s fiscal 2007 state income tax expense); and $2,366 for state NOLs which will be utilized in future years and not expire unused. As of the end of fiscal 2007, in accordance with SFAS 109, if a valuation allowance was recognized for some portion or all of an entity’s deferred tax assets at a fresh start reporting date (including NOLs), tax benefits for those items recognized in financial statements for a subsequent year should first be applied to reduce any goodwill related to the acquisition. Effective with the Company’s adoption of SFAS 141(R), Business Combinations, for fiscal 2009, future changes in the Company’s valuation allowance associated with its NOLs that existed as of its fresh start reporting date, will be reflected within income tax expense (benefit). Additionally, the Company generated $1,467 (restated for the change in assumption for convertible note liability temporary differences as noted above) of state NOLs during fiscal 2007 which the Company provided a full valuation allowance as the Company expected these state NOLs to expire unused. The Company’s valuation allowance related to its state NOLs totaled $11,814 as of December 29, 2007 (restated for the change in assumption for convertible note liability temporary differences as noted above).

Fiscal 2008

As a result of the Company’s operating performance during the fourth quarter of 2008, and the Company’s forecasted operating results in fiscal 2009, 2010 and 2011 the Company determined that a full valuation allowance was required for its net deferred tax assets and recorded income tax expense of $46,945 during the fourth quarter of fiscal 2008. The Company’s valuation allowance for its federal and state deferred tax assets, including its NOLs, totaled $151,281 and $16,420, respectively, as of January 3, 2009.

The Company also recorded a full valuation allowance through other comprehensive loss against its net deferred tax assets within accumulated other comprehensive loss, which totaled $7,221 as of January 3, 2009.

The Company’s federal NOLs as of January 3, 2009 were estimated to be approximately $124.2 million (tax affected) and expire in 2022 through 2028. The Company’s state NOLs as of January 3, 2009 were estimated to be approximately $14.4 million (tax affected) and expire in 2008 through 2027. As noted above, the Company has recorded a full valuation allowance against its federal and state NOLs.

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

	Fiscal 2008	Fiscal 2007
Unrecognized tax benefits balance at beginning of period	$2,105	$467
Increases for tax positions of prior years	24	279
Decreases for tax positions of prior years	(1,468)	—
Increases for tax positions of current year	637	1,359
Decreases for tax positions of current year	(544)	—
Settlements	—	—
Lapse in statute of limitations	—	—

Unrecognized tax benefits balance at end of period	$754	$2,105

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

The decrease in the Company’s liability for unrecognized tax benefits during fiscal 2008, for both tax positions of prior years and in the current year, relates primarily to unpaid intercompany loan balances between the Company’s U.S. and Canadian subsidiaries. During the fourth quarter of 2008, the Company declared and paid a dividend from its Canadian subsidiary, Eddie Bauer of Canada, Inc. to Eddie Bauer, Inc., thereby reducing its tax liabilities for unremitted foreign earnings. As of January 3, 2009, the Company’s unrecognized tax liabilities included $24 related to interest and penalties, which are recorded by the Company within income tax expense. Also included in the balance at January 3, 2009 was $1,184 of tax positions which, if recognized, would affect the Company’s effective tax rate in a future period. While it is expected that the amount of unrecognized tax benefits will change during 2009, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and state and local examinations by tax authorities for years prior to 2004, subject to certain exceptions. The Canadian Revenue Authority (“CRA”) commenced an examination of the Company’s subsidiaries’ Canadian federal income tax returns for 2002-2003 and 2004-2005 (Eddie Bauer Customer Services, Inc.—“EBCS”) and 2003-2004 (Eddie Bauer Canada, Inc.—“EBC”). As of January 3, 2009, the CRA has not proposed significant adjustments to the tax returns as filed for EBCS for 2004-2005 and EBC for 2003-2004. The CRA proposed an assessment to EBCS for 2002-2003 but the Company strongly believes that these claims are barred by bankruptcy law and will not result in significant assessment. The Company filed a Notice of Objection with the CRA to protest the assessment. The Company is not currently able to anticipate whether or not adjustments would result in a material change to its financial position.

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

401(k) Saving and Profit Sharing Plan

Eligible employees may elect to contribute up to 75% of their before-tax base salary and up to 5% of their after-tax base salary to a 401(k) savings plan, subject to IRS annual dollar limits. Eligible associates who are age 50 or older may also make “catch up” contributions in accordance with IRS guidelines. Prior to February 28, 2009, the Company matched the employee contribution amount dollar for dollar on the first 3% of before-tax base salary and 50 cents on the dollar for the next 3% of before-tax salary for salaried employees. Effective March 1, 2009, the Company suspended its matching contribution. Employees are 100% vested in their salary deferral contributions and after-tax contributions. Since January 1, 2006, employees have been 100% vested in any Company matching contributions. Employer matching contributions prior to January 1, 2006 are subject to vesting requirements as defined in the Company’s 401(k) plan. The Company’s cost of matching employees’ contributions to the plan was $2,409, $2,480 and $1,554 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Adoption of SFAS 158 Measurement Provisions

During the first quarter of fiscal 2008, the Company adopted the measurement provisions of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“SFAS 158”). The measurement provisions of SFAS 158 require a company to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year. Prior to adopting the measurement provisions of SFAS 158, the Company measured the plan assets and obligations for its post-retirement healthcare and life insurance plans and its pension plan as of the end of the third quarter.

In accordance with SFAS 158, in lieu of remeasuring the plan assets and obligations as of December 31, 2007, the Company utilized the measurements determined as of the end of the third quarter of 2007. The periodic benefit cost for the period of October 1, 2007 through January 3, 2009 has been allocated between the portion to be recognized as an adjustment to retained earnings (equal to three-fifteenths of net periodic expense/benefit) upon adoption of the measurement provisions and the portion to be reflected in the Company’s statement of operations during fiscal 2008 (equal to twelve-fifteenths of net periodic expense/benefit). As a result, the Company recognized a pre-tax reduction to retained earnings of $148 ($91 net of tax) related to its post-retirement healthcare and life insurance plans and a pre-tax increase to retained earnings of $245 ($150 net of tax) related to its pension plan as of January 1, 2008.

Post-retirement Healthcare and Life Insurance Plans

The Company, through the former Spiegel post-retirement plans, provides certain medical/dental and life insurance benefits for eligible retired employees. The retirement plan is a defined benefit post-retirement health care and life insurance plan. The medical benefits continue until the earlier of death or age 65. For fiscal 2009, as a result of economic conditions, retirees will pay all of the retiree medical/dental premiums. The life insurance plan is closed to new participants and provides benefits for participants until death.

The cost of these plans, the balances of plan obligations and related assumptions are included in the tables below. The obligations as of January 3, 2009 and December 29, 2007 are based upon actuarial valuations as of the Company’s annual measurement dates of December 31, 2008 and September 30, 2007, respectively.

	As of January 3, 2009	As of December 29, 2007
Funded Status:
Accumulated benefit obligation	$3,501	$7,954
Fair value of plan assets	—	—
Funded status	$(3,501)	$(7,954)
Unrecognized net actuarial (gain)/loss	—	—
Unrecognized net prior service cost	—	—

Accrued benefit cost	$(3,501)	$(7,954)

	As of January 3, 2009	As of December 29, 2007
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$—	$—
Accrued benefit liability—current	(198)	(572)
Accrued benefit liability—noncurrent	(3,303)	(7,382)
Accumulated other comprehensive income, pre-tax	(3,803)	(3,124)

Net amount recognized	$(7,304)	$(11,078)

	Fiscal 2008	Fiscal 2007
Projected Benefit Obligation:
Benefit obligation as of beginning of period	$8,061	$8,475
Impact of eliminating early measurement date	91	—
Service cost	288	250
Interest cost	498	485
Participant contributions	405	519
Benefits paid	(1,002)	(1,098)
Actuarial (gain)/loss	100	(570)
Plan amendments	(1,358)	—
Curtailment gain	(3,582)	—

Benefit obligation as of end of period	$3,501	$8,061

The “Impact of eliminating the early measurement date” included in the fiscal 2008 table above reflects the service and interest costs recorded to beginning of year retained earnings as a result of the Company’s adoption of the measurement provisions of SFAS 158, which were partially offset by the contributions received during the fourth quarter of 2007. As discussed above, in fiscal 2009, the Company will no longer subsidize the retiree medical/dental premiums. As a result of this change, the Company recognized reductions of $1,358 and $3,582 to the projected benefit obligation as of January 3, 2009 related to current retirees and future retirees, respectively.

The benefit obligation at December 29, 2007 of $8,061 per the projected benefit obligation rollforward above represents the Company’s benefit obligations as of the Company’s measurement date of September 30, 2007. The accrued benefit cost of $7,954 per the funded status table above has been adjusted for contributions of $107 which were made during the fourth quarter of 2007. There was no difference between the benefit obligation and the funded status for fiscal 2008 due to the Company’s adoption of the measurement provisions of SFAS 158.

	Fiscal 2008	Fiscal 2007
Fair Value of Plan Assets:
Fair value of plan assets as of beginning of period	$—	$—
Employer contributions	597	579
Participant contributions	405	519
Benefits paid	(1,002)	(1,098)

Fair value of plan assets as of end of period	$—	$—

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Net benefit cost:
Service cost	$288	$250	$247
Interest cost	498	485	472
Amortization of prior service cost	(71)	(71)	(71)
Amortization of net actuarial (gain)/loss	(122)	(82)	(80)
Curtailment gain	(3,918)	—	—

Total expense (benefit)	$(3,325)	$582	$568

The curtailment gain of $3,918 recognized within net benefit cost during fiscal 2008 reflects the curtailment gain of $3,582 related to the change in the Company no longer subsidizing medical/dental premiums of future retirees and the unrecognized prior service cost of $336. The curtailment gain was reflected in other income (expense), net during the fourth quarter of fiscal 2008.

	Fiscal 2008	Fiscal 2007
Other changes in Plan Assets and Benefit Obligations recognized in Other Comprehensive (Income) Loss:
Transition obligation	$—	$—
Prior service cost (credit)	(1,358)	(424)
Net actuarial (gain) loss	100	(2,700)
Amortization of net transition obligation (asset)	—	—
Amortization of prior service cost (including charge to beginning of year retained earnings of $18 and curtailment gain of $336)	425	—
Amortization of net actuarial (gain) loss (including charge to beginning of year retained earnings of $31)	154	—

Total recognized in other comprehensive income, pre-tax	$(679)	$(3,124)

The estimated amounts of prior service costs/(credits) and net actuarial losses/(gains) expected to be amortized from other comprehensive income into net periodic benefit cost during fiscal 2009 are $(105) and $(161), respectively.

Assumptions:

For measurement of the Company’s net benefit cost, an 8.5% and 9% annual rate of increase in the per capita cost of covered health care benefits (i.e., health care cost trend rate) was assumed for fiscal 2007 and 2006, respectively. No health care cost trend was assumed for the Company’s fiscal 2008 measurement as in fiscal 2009, the Company will no longer subsidize the retiree health care premiums. The health care cost trend rate is intended to represent the underlying cost of each health care delivery type and includes other components such as general and medical inflation, overall changes in utilization and mix of services, aging of total population, technology, malpractice, cost shifting from non-paying individuals and other external influences and is expected to decrease over the next several years with an ultimate rate of 5.0% in fiscal 2014. The discount rates utilized to calculate the figures included above were 6.05% and 6.14% as of January 3, 2009 and December 29, 2007, respectively.

Contributions:

In fiscal 2009, expected contributions to the post-retirement benefit plans are $198, which reflect the Company’s estimated contributions to the post-retirement life insurance plan. Due to the change in the retiree medical/dental program as mentioned above, in fiscal 2009, the Company will no longer be required to make contributions associated with the medical/dental benefits.

Estimated Future Benefit Payments:

The following is a schedule of estimated future post-retirement benefits payments as of January 3, 2009 related to the post-retirement life insurance plan:

Fiscal
2009	$198
2010	209
2011	220
2012	231
2013	241
2014 – 2018	1,338

Pension Plan

As discussed above, the Company assumed the costs and obligations associated with the former Spiegel pension plan upon the Company’s emergence from bankruptcy. In accordance with the terms of the Spiegel pension plan, no new participants have been or will be added to the pension plan subsequent to the Company’s emergence from bankruptcy. Included in the tables below are the assets and obligations as of January 3, 2009 and December 29, 2007, which are based upon actuarial valuations prepared as of December 31, 2008 and September 30, 2007, respectively.

	As of January 3, 2009	As of December 29, 2007
Funded Status:
Projected benefit obligation	$48,728	$48,275
Fair value of plan assets	29,393	46,155

Funded status	$(19,335)	$(2,120)
Unrecognized net actuarial loss/(gain)	13,451	(4,991)

Accrued pension cost	$(5,884)	$(7,111)

	As of January 3, 2009	As of December 29, 2007
Amounts recognized in the balance sheet consist of:
Accrued benefit liability—current liabilities	$—	$—
Accrued benefit liability—non-current liabilities	(19,335)	(2,120)
Accumulated other comprehensive loss/(income), pre-tax	13,451	(4,991)

Net amount recognized	$(5,884)	$(7,111)

	Fiscal 2008	Fiscal 2007
Projected Benefit Obligation:
Projected benefit obligation at beginning of period	$48,275	$52,056
Impact of eliminating early measurement date	(513)	—
Service cost	—	—
Interest cost	2,740	2,849
Benefits paid	(4,734)	(4,897)
Actuarial loss/(gain)	2,960	(1,733)

Projected benefit obligation at end of period	$48,728	$48,275

	Fiscal 2008	Fiscal 2007
Fair value of Plan Assets:
Fair value of plan assets at beginning of period	$46,155	$44,470
Impact of eliminating early measurement date	(269)	—
Actual return on plan assets	(11,759)	5,891
Employer contributions	—	691
Benefits paid	(4,734)	(4,897)

Fair value of plan assets at end of period	$29,393	$46,155

The “Impact of eliminating the early measurement date” included in the fiscal 2008 tables above reflects the interest costs, expected return on assets and expected benefit payments recorded to beginning of year retained earnings as a result of the Company’s adoption of the measurement provisions of SFAS 158.

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Net periodic pension cost:
Service cost	$—	$—	$—
Interest cost	2,740	2,849	2,924
Expected return on plan assets	(3,713)	(3,607)	(3,687)
Amortization of net actuarial gain	(8)	—	—

Total benefit	$(981)	$(758)	$(763)

	Fiscal 2008	Fiscal 2007
Other changes in Plan Assets and Benefit Obligations recognized in Other Comprehensive (Income) Loss:
Transition obligation	$—	$—
Prior service cost (credit)	—	—
Net actuarial loss/(gain)	18,434	(4,991)
Amortization of net transition obligation (asset)	—	—
Amortization of prior service cost	—	—
Amortization of net actuarial gain/(loss)	8	—

Total recognized in other comprehensive loss/(income), pre-tax	$18,442	$(4,991)

The estimated net actuarial loss expected to be amortized from other comprehensive loss into net periodic pension cost during fiscal 2009 is $425.

Assumptions:

The weighted-average assumptions used to determine the benefit obligation as of the December 31, 2008 and September 30, 2007 measurement dates included discount rates of 5.5% and 6.0%, respectively.

The weighted-average assumptions used to determine the net periodic pension cost (benefit) for fiscal 2008, fiscal 2007 and fiscal 2006 included discount rates of 6.0%, 5.75% and 5.5%, respectively, and expected returns on plan assets of 8.50% for all three periods.

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

The expected rate of return on plan assets and discount rate generally have the most significant impact on the level of costs and obligations. The Company’s expected long-term rate of return on plan assets assumption was derived from a study which included a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based upon the most recent study, the Company has assumed a long-term return on plan assets of 8.0%. The Company’s discount rate was based upon Moody’s Aa corporate bond rate.

Plan Assets:

The pension plan asset allocations as of the December 31, 2008 and September 30, 2007 measurement dates by asset category were as follows:

	As of December 31, 2008	As of September 30, 2007
Asset Category:
Equity securities	61%	62%
Debt securities	38%	37%
Real estate	0%	0%
Other	1%	1%
Total	100%	100%

The Company maintains target allocation percentages among various asset classes based on an investment policy established for the pension plan, which is designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash flows. The weighted-average target asset allocation percentages as of December 31, 2008 were: equity securities of 60%; debt securities of 38%; and other of 2%. The Company reviews its investment policy from time to time to ensure consistency with its long-term objective of meeting the plan’s minimum required contributions.

Contributions:

The Company made no contributions to its pension plan during fiscal 2008 and expects to make contributions of $672 during fiscal 2009.

Estimated Future Benefit Payments:

The following is a schedule of estimated future pension benefit payments, which reflect expected future service, as appropriate:

Fiscal:
2009	$4,710
2010	4,603
2011	4,488
2012	4,379
2013	4,228
2014 – 2018	18,879

(13)	Stock Based Compensation

In August 2005, the Company’s board of directors adopted the Eddie Bauer Holdings, Inc. 2005 Stock Incentive Plan (the “Stock Incentive Plan”), which was amended on November 3, 2005, December 8, 2005 and April 29, 2007 and approved by the Company’s stockholders on June 12, 2007. The Stock Incentive Plan will remain effective for ten years if not sooner terminated by the Company’s board of directors. The Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, SOSARs, restricted stock awards, performance awards, stock appreciation rights and inducement awards, which may be granted to directors, employees and consultants of the Company or its affiliates. In accordance with the Stock Incentive Plan, the Company has reserved 4.35 million shares of common stock for awards under the plan. As of January 3, 2009, the number of shares of common stock available for grants under the Stock Incentive Plan was 1.1 million.

During fiscal 2008, the Company began granting SOSARs. SOSARs give the grantee the right to receive, in shares of the Company’s common stock, the difference between (x) the closing price of the Company’s stock on the date of grant multiplied by a specified number of SOSARs and (y) the closing price of the Company’s stock on the date of exercise, multiplied by the same specified number of SOSARs. The grantee will receive a number of shares of the Company’s common stock equal to the difference between the two amounts [(x) and (y) above], divided by the closing price of the stock on the date of exercise. The Company satisfies stock option/SOSAR exercises and the vesting of RSUs with newly issued shares. Stock options/SOSARs and RSUs are forfeited by employees whose employment terminates prior to vesting, with limited exceptions. Compensation expense for RSUs and stock options/SOSARs is recognized ratably over the vesting period. Compensation expense for RSUs is based upon the market price of the shares underlying the awards on the grant date. Compensation expense for time-vested stock options/SOSARs has been estimated on the grant date using a Black-Scholes option-pricing model and for performance-vested stock options using a Monte-Carlo simulation model. Compensation expense for both RSUs and stock options/SOSARs is adjusted for expected forfeitures which the Company estimates using historical data.

Stock Options/SOSARs

Stock option/SOSARs are granted at an exercise price equal to the market value of the underlying common stock on the date of grant, and generally have a term of ten years. Time-vested stock options/SOSARs have a four-year ratable vesting. The fair value of time-vested stock option/SOSAR awards is determined using a Black-Scholes model which utilizes a range of assumptions related to dividend yield, expected volatility, risk-free interest rate and expected term. Prior to 2008, the Company’s volatility assumptions used in determining the fair values of its stock options/SOSARs were based upon historical and implied volatility for other companies in the retail industry due to the Company’s limited stock price history. Effective with fiscal 2008, the Company’s volatility assumptions include both (i) the Company’s one-year historical volatility and (ii) six-year historical volatility levels and implied volatility for peer companies in the retail industry. The change in volatility assumptions to include the Company’s historical volatility did not have a material impact on the fair values of the Company’s stock options/SOSARs granted during fiscal 2008. The risk-free interest rate represents the U.S. Treasury yield curve in effect at the time of the stock option/SOSAR grant. The weighted average expected option term for the stock options reflects the application of the simplified method set out in SEC Staff Accounting Bulletin (“SAB”) No. 107 and SAB No. 110. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

During fiscal 2007, the Company awarded 648,000 performance-vested stock options which consist of 324,000 five-year performance options and 324,000 seven-year performance options. The five-year performance options will vest only if the closing price of the Company’s common stock reaches $25 per share for 30 consecutive trading days within five years of the respective grant dates. The seven-year performance options will vest only if the closing price of the Company’s common stock reaches $35 per share for 30 consecutive trading days within seven years of the respective grant dates. No performance-vested stock options have been granted subsequent to fiscal 2007.

The fair value of time and performance-vested stock options/SOSARs and related assumptions included:

	2008	2007	2006
Time-vested options/SOSARs:
Risk-free interest rate	2.82 – 3.56%	3.54 – 5.06%	4.47%
Expected term in years	6.25	6.25	6.25
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	52 – 57%	37 – 45%	46%
Weighted-average fair value of time-vested options granted	$2.45	$6.04	$7.34

Performance-vested options:
Risk-free interest rate	n/a	3.28 – 5.07%	n/a
Dividend yield	n/a	0.0%	n/a
Expected volatility	n/a	37 – 45%	n/a
Requisite service period in years (5-year performance-based options)	n/a	2.3 – 3.5	n/a
Requisite service period in years (7-year performance-based options)	n/a	3.8 – 4.9	n/a
Weighted-average fair value of 5-year performance based options granted	n/a	$5.02	n/a
Weighted-average fair value of 7-year performance based options granted	n/a	$5.31	n/a

The following table summarizes information about the Company’s time-vested stock option/SOSAR transactions during fiscal 2008:

	2008
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	695,500	$20.43
Awards granted	649,356	$4.53
Awards forfeited	(141,456)	$18.07
Awards exercised	—	n/a
Awards expired	—	n/a
Outstanding at end of year	1,203,400	$12.13
Exercisable at end of year	453,273	$22.22

The total fair value of stock options/SOSARs vested during fiscal 2008, fiscal 2007 and fiscal 2006 was $1,310, $1,882 and $1,822, respectively. The weighted average remaining contractual term for the time-vested stock options outstanding and exercisable at January 3, 2009 was 8.3 years and 7.0 years, respectively.

The Company had 648,000 performance-vested options outstanding at the beginning and end of fiscal 2008 with a weighted average exercise price of $12.97. There were no performance-vested options granted, forfeited, exercised or expired during fiscal 2008. None of the outstanding performance-vested options were exercisable as of January 3, 2009. The weighted average remaining contractual term for the performance-vested stock options outstanding at January 3, 2009 was 8.5 years.

Compensation expense related to stock options/SOSARS totaled $2,640, with no deferred tax benefits for fiscal 2008 (due to the Company recognizing a full valuation allowance on tax benefits generated during fiscal 2008); $2,464, before deferred tax benefits of $961 for fiscal 2007; and $1,695, with no deferred tax benefits for fiscal 2006 (due to the Company recognizing a full valuation allowance on tax benefits generated during fiscal 2006). No amounts of compensation expense were capitalized as part of the cost of an asset. As of January 3, 2009 and December 29, 2007, there was $3,445 and $4,867, respectively, of unrecognized compensation costs related to stock options/SOSARs. The remaining cost of unrecognized compensation related to the Company’s stock options/SOSARs as of January 3, 2009 is expected to be recognized over a weighted-average period of 2.4 years. No stock options/SOSARs were exercised during fiscal 2008, fiscal 2007 or fiscal 2006 and accordingly, no cash or income tax benefits were received from stock option/SOSAR exercises during fiscal 2008, fiscal 2007 or fiscal 2006.

Restricted Stock Units (“RSUs”)

RSUs granted are valued at the closing market price of the Company’s common stock on the grant date. RSUs granted to the Company’s board of directors and to employees prior to January 1, 2007 vest ratably over a three-year term. RSUs granted to employees subsequent to January 1, 2007 have a four-year cliff vesting.

The following table summarizes information about RSU transactions during fiscal 2008:

	2008
	Nonvested Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested awards at beginning of year	390,739	$17.18
Granted	577,838	$4.27
Vested(a)	(176,730)	$20.39
Forfeited	(71,061)	$18.17
Nonvested awards at end of year	720,786	$5.95

(a)	Of the vested RSUs during fiscal 2008, 25,086 shares were deferred under the Company’s deferred compensation plan.

The weighted average fair value of RSUs granted during fiscal 2008, 2007 and 2006 was $4.27, $12.14 and $14.35, respectively. Compensation expense related to RSUs totaled $2,680 with no deferred tax benefits for fiscal 2008 (due to the Company recognizing a full valuation allowance on tax benefits generated during fiscal 2008); $7,440, before deferred tax benefits of $2,902, for fiscal 2007; and $8,505, with no tax benefits recorded during fiscal 2006 (due to the Company recognizing a full valuation allowance on tax benefits generated during fiscal 2006). No amounts were capitalized as part of the cost of an asset. The fair value of RSUs vested during fiscal 2008, fiscal 2007 and fiscal 2006 totaled $3,604, $8,343 and $7,437, respectively. As of January 3, 2009 and December 29, 2007, there was $2,940 and $4,326, respectively, of unrecognized compensation costs related to unvested RSUs. The remaining cost of unrecognized compensation related to the Company’s RSUs as of January 3, 2009 is expected to be recognized over a weighted-average period of 2.7 years. Tax benefits associated with vested RSUs for fiscal 2008, fiscal 2007 and fiscal 2006 totaled $377, $1,264 and $439, respectively.

(14)	Commitments and Contingencies

Lease Commitments

The Company leases office facilities, distribution centers, retail store space and data processing equipment. Lease terms for office facilities, distribution centers and data processing equipment generally are less than fifteen years. Retail store lease terms are typically ten years with some leases containing renewal options. All store leases require the Company to pay specified taxes, insurance, utilities and maintenance costs, either on a pro rata basis or based upon the actual expenses incurred. Substantially all retail store leases provide for minimum annual rentals plus additional rentals based upon percentage of sales, which range from 3% to 10%. During fiscal 2008, 2007, and 2006, only a small number of the Company’s stores met the requirement to pay additional rent based upon percentage of sales. Many of the leases also call for escalating minimum rental payments. Lease expense attributable to minimum rental payments has been recognized on a straight-line basis. The deferred rent obligation represents the excess of expense recognized over payments made on such leases.

Rent expense for fiscal 2008, fiscal 2007 and fiscal 2006 was as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Minimum rent—stores and corporate facilities	$76,370	$76,479	$74,197
Percentage rent—stores	131	20	253
Minimum rent—other	(1,588)	2,477	2,985

	$74,913	$78,976	$77,435

The following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of January 3, 2009:

Amount
Fiscal:
2009	$73,756
2010	65,876
2011	55,587
2012	44,673
2013	38,573
Thereafter	143,819

$422,284

Litigation

In June 2006, a class action suit captioned Tara Hill v. Eddie Bauer, Inc., was filed in Los Angeles Superior Court, State of California. The suit alleged that the Company violated the California Labor Code and Business and Professions Code relating to the adequacy of wage statements, reimbursements for business expenses, meal and rest periods and other claims, on behalf of a class comprised of all employees in the Company’s California stores. The Company reached a settlement with the plaintiff in April 2007, and has provided notice to class members regarding the potential settlement. A hearing on final court approval of the settlement occurred on July 10, 2008, at which the plaintiff in the Scherer v. Eddie Bauer, Inc. suit referenced below objected to the settlement on various grounds. The court took the parties’ positions under advisement but has not yet issued a ruling. In connection with the proposed settlement, the Company accrued $1.6 million in the first quarter of 2007 to cover settlement payments and attorneys’ fees. The settlement payments are proposed to be made partly in cash and partly in Company gift cards. In a status conference held on March 30, 2009, the judge indicated that he would sign an order approving settlement.

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

In September 2008, a complaint was filed under the caption Landmark Technologies vs. Zale Corporation, Blue Nile, Inc., Canon USA, Inc., Eddie Bauer, Inc., Kohl’s Corporation, Lowe’s Companies, Inc., Walgreen Co., Golfsmith International Holdings, Inc. and Bidz.com, Inc., in the Eastern District of Texas. The suit alleges infringement by the defendants of three U.S. patents exclusively licensed to Landmark—U.S. Patent Nos. 5,576,951; 6,289,319; and 7,010,508. Neither the Complaint nor a subsequently filed First Amended Complaint specifies the allegedly infringing actions, but the claims are apparently directed to the defendants’ use of its website to sell goods. The amended complaint seeks injunctive relief, and an unspecified amount of damages, costs and attorneys’ fees. The Company intends to vigorously defend the case. The Company has been served but other defendants have not been served, and discovery has not commenced. A number of the defendants, including the Company, have entered into a joint defense agreement related to defense of the suit. The Company is unable at this time to estimate the likelihood or probability of damages. The Company and other defendants tentatively reached an agreement with the plaintiff to settle the suit for a nominal amount.

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

(15)	Concentrations

The Company sources a significant percentage of its merchandise through Eddie Bauer International, Ltd. (“EBI”). The Company’s agreement with EBI is on a commission-rate basis and is automatically renewed each year, unless terminated by either party upon one year written notice. If the Company’s agreement with EBI is terminated or if the terms of the agreement were modified substantially and it does not find an appropriate replacement in a timely manner and on reasonable terms or if it is unable to transition such functions in-house in a cost-effective manner, the Company may experience shortages or delays in receipt of its merchandise, higher costs and quality control issues. Any of these events could have a material adverse effect on the Company’s business, financial condition and results of operations.

(16)	Quarterly Information (Unaudited)

The following table includes the Company’s quarterly financial data for fiscal 2008 and 2007:

	First	Second	Third	Fourth(a), (b), (c)
	($ in thousands, except per share data)
2008(a)
Net sales and other revenues	$213,244	$233,006	$207,289	$369,898
Operating income (loss)	(25,411)	237	(9,392)	(108,347)
Net loss	(19,299)	(70)	(18,630)	(127,530)
Net loss per basic and diluted share	$(0.63)	$(0.00)	$(0.61)	$(4.13)

	First	Second	Third	Fourth(c)
	($ in thousands, except per share data)
2007
Net sales and other revenues	$213,985	$226,986	$210,952	$392,430
Operating income (loss)	(39,237)	(10,119)	(26,538)	47,519
Net loss	(44,781)	(22,248)	(16,440)	(18,249)
Net loss per basic and diluted share	$(1.47)	$(0.73)	$(0.54)	$(0.59)

(a)	Fiscal 2008 includes 53 weeks versus 52 weeks in fiscal 2007. The additional week is reflected in the fourth quarter of fiscal 2008.
(b)	Fourth quarter 2008 includes impairment charges of $64,574 and $80,000 related to the Company’s goodwill and trademarks, respectively. See further discussion in “Note 6”.
(c)	The Company recorded income tax expense associated with increases to its tax valuation allowance of $46,945 and $27,162, during the fourth quarters of 2008 and 2007, respectively. See further discussion in “Note 11”.

(17)	Subsequent Events

The tightening of the senior secured leverage ratio under the Amended Term Loan at the end of each quarter starting with the first quarter in fiscal 2009, combined with the continued downturn and uncertainty in the U.S. economy, increased the risk that the Company would not be able to meet this covenant during fiscal 2009. This uncertainty raised questions about the Company’s ability to continue as a going concern. These factors, in turn, placed into jeopardy the Company’s ability to meet its covenants under the Revolver. As a result, in April 2009, the Company and its Amended Term Loan lenders entered into a First Amendment to the Amended Term Loan agreement.

Under the First Amendment, the Company receives relief from its senior secured leverage and fixed charge coverage ratios through January 2, 2010. The permitted senior secured leverage ratio will increase to 6.25 to 1:00, 8.00 to 1:00, 9.00 to 1:00 and 7.75 to 1:00 as of the end of the first, second, third and fourth quarters of 2009, respectively, and the permitted consolidated fixed charge coverage ratio will decrease to 0.900 to 1:00, 0.800 to 1:00, 0.775 to 1:00 and 0.800 to 1:00, respectively, for those quarters. The leverage and fixed charge coverage ratios will then return to the levels set forth in the Amended Term Loan unless the Company has (i) extended the maturity date of the Revolver by one year or replaced it with another revolving loan facility having a maturity date of not earlier than June 21, 2011, (ii) converted or retired 75% of the Notes, and (iii) raised an additional $40.0 million in new capital. If such are achieved, the permitted senior secured leverage ratio will be set at 6.63 to 1:00, 5.50 to 1:00, 4.38 to 1:00 and 3.25 to 1:00, and the permitted fixed charge coverage ratio at 0.85 to 1:00, 0.90 to 1:00, 0.95 to 1:00 and 1.00 to 1:00 as of the end of the first, second, third and fourth quarters of 2010, respectively. As part of the First Amendment, the Company has agreed to allow the lenders to provide nominees for two board seats of seven, with the right to provide nominees for a third board seat of eight total seats should the Company not meet the requirements under the Convertible Note Covenant described below within the deadlines provided in the First Amendment. To be considered, a nominee may not be affiliated with the Amended Term Loan lenders, and must be considered “independent” pursuant to The NASDAQ Marketplace Rules and the SEC’s rules under Regulation S-K. As part of the First Amendment, the interest rate on the Amended Term Loan is increased to the greater of the following: (i) for base rate loans, 4.25% plus (A) the prime rate, (B) the federal funds effective rate plus one-half of one percent, (C) a rate equal to the Eurodollar Rate for a one month interest period on such day plus 1%, or (D) 4.00%, or (ii) for Eurodollar loans, LIBOR plus 5.25%, with LIBOR set at a minimum of 3.00% (but with a 350 basis point cap on the increase over the rate under the Amended Term Loan).

As consideration for execution of the First Amendment, the Company paid the following: (A) an initial cash amendment fee equal to $5.8 million, of which $1.9 million was paid upon execution of the First Amendment and $3.9 million was earned but payment of which was deferred until November 30, 2009; (B) a 500 basis point “payment-in-kind” (“PIK”) fee, which will be added to the principal amount of the Amended Term Loan, and accrue PIK interest at the interest rate applicable to the Amended Term Loan, however the PIK fees and interest will not be considered for the calculation of covenants under the Amended Term Loan; and (C) issuance to the lenders under the Amended Term Loan of $.01 warrants exercisable for 19.9% of the Company’s common stock on a fully-diluted basis subject to adjustment for conversion of the Notes (see Note 8), new capital infusions of less than $40 million (unless otherwise agreed to) and exercise of equity compensation grants.

The First Amendment contains a covenant (the “Convertible Note Covenant”) pursuant to which, the Company is obligated to either: (1) retire or convert into equity securities at least 75% in principal value of the outstanding Notes, or (2) raise $50 million in new capital, with the proceeds used to pay down the Amended Term Loan principal balance. If the Company fails to comply with the Convertible Note Covenant within 90 days following execution of the First Amendment (which time period may be extended under certain circumstances), it may obtain two 60-day extensions of the performance period, for the payment upon each extension of a 500 basis point PIK amendment fee and the issuance of $.01 warrants exercisable for 15% of the Company’s common stock on the same fully-diluted basis as the initial warrant issuance. If, after the 210-day period, the Company has not performed the Convertible Note Covenant, it may obtain a waiver of nonperformance by the payment of another 500 basis point PIK fee. The First Amendment requires that the Company limit capital expenditures in each of 2009 and 2010 to $20 million, and obtain for the benefit of our lenders leasehold mortgages on all leases where the Company has the right to grant the mortgage without landlord consent. The Company will also seek to receive consent to leasehold mortgages from landlords for certain other leases.

The Company has agreed to use commercially reasonable efforts to register the resale of common stock issuable upon exercise of the warrants issued to our Amended Term Loan lenders. The warrants cannot be separately sold, and expire on maturity of the Amended Term Loan or its earlier repayment.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged to Costs and Expenses		Deduction		Ending Balance
	($ in thousands)
Inventory valuation allowance
Fiscal 2008	$8,825	$8,188		$(9,465)		$7,548
Fiscal 2007	4,118	12,359		(7,652)		8,825
Fiscal 2006	5,494	8,059		(9,435)		4,118

Allowance for sales returns
Fiscal 2008	$15,142	$160,241		$(163,780)		$11,603
Fiscal 2007	15,566	166,012		(166,436)		15,142
Fiscal 2006	14,592	174,806		(173,832)		15,566

Deferred tax valuation allowance
Fiscal 2008	$115,041	$55,237	(e)	$(2,577	)(f)	$167,701
Fiscal 2007 (restated)(d)	84,840	35,337	(b)	(5,136	)(c)	115,041
Fiscal 2006	35,053	71,265		(21,478	)(a)	84,840

(a)	Includes reversal of original amount recorded in conjunction with fresh start accounting related to state NOLs of $19,800 and $1,678 reduction due to an immaterial error related to prior periods.
(b)	Includes $10,900 of valuation allowance related to state NOLs that the Company determined during fiscal 2007 existed as of the Company’s fresh start reporting date.
(c)	Represents a reduction in the Company’s federal and state NOL valuation allowances related to unrecognized tax liabilities. See “Note 11—Notes to Consolidated Financial Statements” for further discussion.
(d)	Fiscal 2007 amounts have been restated to reflect the Company’s change in treatment of the tax impacts associated with the market value adjustments and discount amortization associated with it Notes. See “Note 11—Notes to Consolidated Financial Statements” for further discussion.
(e)	Includes $7,221 of valuation allowance for deferred tax assets reflected within accumulated other comprehensive loss and $1,009 related to unrecognized tax liabilities.
(f)	Represents reduction in NOL deferred tax valuation allowance for transfer pricing adjustments between the Company’s U.S. and foreign subsidiaries. See “Note 11—Notes to Consolidated Financial Statements” for further discussion.

EXHIBIT INDEX

The following exhibits to this report are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit No.	Document
2.1**	Modified First Amended Joint Plan of Reorganization of Affiliated Debtors pursuant to Chapter 11 of the Bankruptcy Code, dated as of May 23, 2005.(1)

3.1**	Certificate of Incorporation of Eddie Bauer Holdings, Inc.(2)

3.2**	Amended & Restated Bylaws of Eddie Bauer Holdings, Inc.(3)

4.1**	Article V of the Certificate of Incorporation of Eddie Bauer Holdings, Inc., included in Exhibit 3.1.(2)

10.1**	Term Loan Agreement, dated as of June 21, 2005, among Eddie Bauer Holdings, Inc., Eddie Bauer, Inc. as Borrower, the Lenders, General Electric Capital Corporation as Syndication Agent, Credit Suisse as Documentation Agent and JPMorgan Chase Bank, N.A. as Administrative Agent.(4)

10.2**	Guarantee and Collateral Agreement made by Eddie Bauer Holdings, Inc., Eddie Bauer, Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A. as Administrative Agent, dated June 21, 2005.(4)

10.3**	Pledge Agreement, dated as of June 21, 2005, by and between Eddie Bauer Holdings, Inc. as Pledgor, and Bank of America, N.A. as Agent.(1)

10.4**	Pledge Agreement, dated as of June 21, 2005, by and between Eddie Bauer, Inc. as Pledgor and Bank of America, N.A. as Agent.(1)

10.5**	First Amendment, Waiver and Agreement, dated as of April 13, 2006, to and under the Term Loan Agreement.(1)

10.6**	Loan and Security Agreement, dated as of June 21, 2005, among the Lenders, Bank of America, N.A. as Agent, Banc of America Securities LLC as Sole Lead Arranger and Book Manager, Bank of America, N.A. and the CIT Group/Business Credit, Inc. as Co-Syndication Agents, GE Capital Corporation as Documentation Agent, Eddie Bauer, Inc. as Borrower and Eddie Bauer Holdings, Inc., Eddie Bauer Services, LLC, Distribution Fulfillment Services, Inc. (DFS) and Eddie Bauer Information Technology, LLC as Guarantors.(4)

10.7**	Waiver, effective April 14, 2006, under the Loan and Security Agreement.(4)

10.8**	Intercreditor Agreement, dated as of June 21, 2005, by and between Bank of America, N.A., as agent, JPMorgan Chase Bank, N.A. as administrative agent, Eddie Bauer Holdings, Inc., Eddie Bauer, Inc. and certain direct and indirect subsidiaries of Eddie Bauer, Inc.(1)

10.9**	Amended and Restated Term Loan Agreement dated April 4, 2007, among Eddie Bauer Holdings, Inc., Eddie Bauer, Inc., as Borrower, the Several Lenders from Time to Time Parties Thereto, Goldman Sachs Credit Partners L.P., as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent.(5)

10.10**	Amended and Restated Guarantee and Collateral Agreement dated April 4, 2007, among Eddie Bauer Holdings, Inc., Eddie Bauer, Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.(5)

10.11**	First Amendment and Waiver to Loan and Security Agreement dated April 4, 2007, among Eddie Bauer, Inc., the guarantors, the Lenders, Bank of America, N.A., The CIT Group/Business Credit, Inc. and General Electric Capital Corporation.(5)

10.12**	Indenture dated April 4, 2007, among Eddie Bauer Holdings, Inc. and The Bank of New York, as trustee.(5)

Exhibit No.	Document
10.13**	Supplemental Indenture dated September 19, 2008, among Eddie Bauer Holdings, Inc., the subsidiaries of the Company listed on the signature page thereto and The Bank of New York, Mellon, as Trustee.(6)

10.14**	Registration Rights Agreement dated April 4, 2007, among Eddie Bauer Holdings, the subsidiaries of the Company listed on the signature page thereto and J.P. Morgan Securities Inc. and Goldman, Sachs & Co.(5)

10.15**	Placement Agency Agreement dated March 28, 2007, among J.P. Morgan Securities Inc. and Goldman, Sachs & Co.(5)

10.16**	Joint Venture Agreement, dated September 28, 1993, between Eddie Bauer, Inc. and Otto-Sumisho Inc.(1)

10.17**	Joint Venture Agreement, dated June 6, 1995, by and between Eddie Bauer, Inc., Handelsgesellschaft Heinrich Heine GmbH and Sport-Scheck GmbH.(1)

10.18**	Share Purchase and Transfer Agreement dated June 26, 2008, by and between Eddie Bauer, Inc., Werner Schultz Eddie Bauer GmbH and Co. KG, Verwaltung Eddie Bauer GmbH, and Eddie Bauer International Development, LLC.(7)

10.19**

Buying Agency Agreement, dated June 29, 2005, by and between Eddie Bauer International, Ltd. and Eddie Bauer, Inc.(1)

Buying Agency Agreement, dated June 29, 2005, by and between Eddie Bauer International, Ltd. (Americas) and Eddie Bauer, Inc.(1)

10.20**	Vendor Payment Services Agreement, dated June 29, 2005, between Eddie Bauer, Inc. and Otto International (Hong Kong) Limited.(1)

10.21**	Private Label Credit Card Program Agreement, dated May 2, 2003, between World Financial Network National Bank, Spiegel, Inc. and Eddie Bauer, Inc.(8)

10.22**	Lease dated December 14, 2005 between Lincoln Square Office, LLC and Eddie Bauer, Inc.(1)

10.23**	First Lease Addendum dated May 15, 2006 between Lincoln Square Office, LLC and Eddie Bauer, Inc.(4)

10.24**	Lease dated January 23, 2001, by and among Plaza Corp Retail Properties, Spiegel Group Teleservices—Canada, Inc. and Spiegel, Inc., as guarantor, as amended by a First Amendment dated June 18, 2001 and a Second Amendment dated December 11, 2001.(1)

10.25**	Purchase and Sale Agreement between Spiegel Acceptance Corporation and RAC Trust, dated December 5, 2007.(9)

10.26**	Purchase and Sale Agreement between Spiegel Acceptance Corporation and Midland Funding LLC, dated December 4, 2007.(9)

10.27**	Purchase and Sale Agreement between Spiegel Acceptance Corporation and eCast Settlement Corporation, dated December 5, 2007.(9)

10.28**	Amendment to Purchase and Sale Agreement between Spiegel Acceptance Corporation and eCast Settlement Corporation, dated January 9, 2008.(9)

10.29#**	Amended and Restated Employment Agreement, dated December 14, 2005, by and between Eddie Bauer Holdings, Inc. and Fabian Månsson.(1)

10.30#**	Separation Agreement and General Release dated as of February 9, 2007 among Eddie Bauer Holdings, Inc., Eddie Bauer, Inc. and Fabian Månsson.(10)

Exhibit No.	Document
10.31#**	Letter Agreement dated February 9, 2007 by and between Eddie Bauer Holdings, Inc. and Howard Gross.(10)

10.32#**	Letter Agreement dated March 5, 2007 by and between Eddie Bauer, Inc. and Kathy Boyer.(10)

10.33#**	Letter Agreement dated April 5, 2007 by and between Eddie Bauer, Inc. and Shelley Milano.(10)

10.34#**	Letter Agreement dated March 5, 2007 by and between Eddie Bauer, Inc. and Ann Perinchief.(10)

10.35#**	Letter Agreement dated June 12, 2007 by and between Eddie Bauer Holdings, Inc. and Eddie Bauer, Inc. and Neil S. Fiske.(11)

10.36#**	First Amendment to Letter Agreement dated August 5, 2008 by and between Eddie Bauer Holdings, Inc. and Neil S. Fiske.(7)

10.37#**	Second Amendment to Letter Agreement dated December 31, 2008 by and between Eddie Bauer Holdings, Inc. and Neil S. Fiske.(2)

10.38#+	Third Amendment to Letter Agreement dated January 29, 2009 by and between Eddie Bauer Holdings, Inc. and Neil S. Fiske.

10.39#**	Employment Letter dated May 14, 2007 by and between Eddie Bauer, Inc. and Tom Helton.(9)

10.40#+	Employment Letter dated July 17, 2008 by and between Eddie Bauer, Inc. and Pirkko Karhunen.

10.41#**	Eddie Bauer Holdings, Inc. 2005 Stock Incentive Plan as amended and restated on April 29, 2007.(12)

10.42#**	Form of Stock Option Agreement.(1)

10.43#**	Form of Restricted Stock Unit Award Certificate.(1)

10.44#**	Form of Restricted Stock Award Certificate.(1)

10.45#**	Form of Restricted Stock Unit Award for individual equity incentive plan inducement grant.(9)

10.46#**	Form of Stock Option Agreement for individual equity incentive plan inducement grant.(9)

10.47#**	Form of Stock-Only Stock Appreciation Right Agreement.(13)

10.48#**	Form of Non-Employee Director Stock Option Agreement.(1)

10.49#**	Form of Non-Employee Director Restricted Stock Unit Award Certificate.(1)

10.50#**	Form of Non-Employee Director Restricted Stock Award Certificate.(1)

10.51#**	2007 Eddie Bauer Holdings, Inc. Senior Officer Change in Control Compensation Benefits Plan (amended and restated effective December 31, 2008).(2)

10.52#**	Form of Amended and Restated Senior Officer Change in Control Compensation Benefits Plan Participation Agreement.(1)

10.53#**	Eddie Bauer Holdings, Inc. Non-Qualified Deferred Compensation Plan (amended and restated effective December 31, 2008).(2)

10.54#**	Eddie Bauer Holdings, Inc. 2005 Annual Incentive Plan.(1)

10.55#**	Eddie Bauer Holdings, Inc. 2006 Annual Incentive Plan.(1)

10.56#**	Spiegel Group Severance Plan.(1)

Exhibit No.	Document
10.57#**	Form of Indemnification Agreement for Directors and Executive Officers of Eddie Bauer Holdings, Inc.(1)

10.58#**	Eddie Bauer 2004 Bridge Incentive Plan.(1)

21+	Subsidiaries of Eddie Bauer Holdings, Inc.

23+	Consent of BDO Seidman, LLP

24.1+	Power of Attorney

31.1+	Rule 13a-14(a)/15-14(a) Certification of Chief Executive Officer

31.2+	Rule 13a-14(a)/15-14(a) Certification of Chief Financial Officer

32.1+	Section 1350 Certification of Chief Executive Officer

32.2+	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the company’s registration statement on Form 10, filed on May 1, 2006 (SEC File No. 000-51676).
(2)	Incorporated by reference to the company’s registration statement on Form 8-K, filed on January 2, 2009 (SEC File No. 001-33070).
(3)	Incorporated by reference to the company’s current report on Form 8-K filed on February 18, 2009 (SEC File No. 001-33070).
(4)	Incorporated by reference to the company’s registration statement on Form 10G/A, filed on June 27, 2006 (SEC File No. 000-51676).
(5)	Incorporated by reference to the company’s current report on Form 8-K dated April 4, 2007 (SEC File No. 001-33070).
(6)	Incorporated by reference to the company’s quarterly report on Form 10-Q for the period ended September 27, 2008 (SEC File No. 001-33070).
(7)	Incorporated by reference to the company’s quarterly report on Form 10-Q for the period ended June 28, 2008 (SEC File No. 001-33070).
(8)	Incorporated by reference to the company’s registration statement on Form 10G/A, filed on October 12, 2006 (SEC File No. 000-51676).
(9)	Incorporated by reference to the company’s annual report on Form 10-K for the year ended December 29, 2007 (SEC File No. 001-33070).
(10)	Incorporated by reference to the company’s quarterly report on Form 10-Q for the period ended March 31, 2007 (SEC File No. 001-33070).
(11)	Incorporated by reference to the company’s quarterly report on Form 10-Q for the period ended June 30, 2007 (SEC File No. 001-33070).
(12)	Incorporated by reference from Appendix A of the company’s Schedule 14A Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, filed on May 11, 2007 (SEC File No. 001-33070).
(13)	Incorporated by reference to the company’s quarterly report on Form 10-Q for the period ended March 29, 2008 (SEC File No. 001-33070).
#	Management Compensation Plan.
**	Previously filed.
+	Included herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eddie Bauer Holdings, Inc.

/s/ MCNEIL S. FISKE, JR.
McNeil S. Fiske, Jr. Chief Executive Officer (Principal Executive Officer)

Date: April 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MCNEIL S. FISKE, JR. McNeil S. Fiske, Jr.	President and Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2009

/s/ MARVIN EDWARD TOLAND Marvin Edward Toland	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2009

+ William T. End	Chairman	April 2, 2009

+ John C. Brouillard	Director	April 2, 2009

+ Howard Gross	Director	April 2, 2009

+ Paul E. Kirincic	Director	April 2, 2009

+ William E. Redmond, Jr.	Director	April 2, 2009

+ Kenneth M. Reiss	Director	April 2, 2009

+ Laurie M. Shahon	Director	April 2, 2009

+ Edward M. Straw	Director	April 2, 2009

+ Stephen E. Watson	Director	April 2, 2009

By:	/s/ FREYA R. BRIER Attorney-in-Fact
Freya R. Brier, as Attorney-in-Fact April 2, 2009