Form 10-Q
period 2009-04-04
Eddie Bauer Holdings, Inc.
filed 2009-05-14
CIK 1345968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	Outstanding at May 6, 2009
30,829,530 Shares

Eddie Bauer Holdings, Inc.

Form 10-Q

For the quarterly period ended April 4, 2009

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EDDIE BAUER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in thousands, except per share data)

	As of April 4, 2009	As of January 3, 2009
Cash and cash equivalents	$2,619	$60,425
Restricted cash	182	180
Accounts receivable, less allowances for doubtful accounts of $239 and $241, respectively	17,707	25,181
Inventories	138,988	136,423
Prepaid expenses	31,081	27,667

Total Current Assets	190,577	249,876
Property and equipment, net of accumulated depreciation of $116,406 and $109,452, respectively	156,861	163,498
Goodwill	43,174	43,174
Trademarks	105,110	105,065
Other intangible assets, net of accumulated amortization of $21,875 and $20,441, respectively	13,125	14,559
Other assets	16,377	20,748

Total Assets	$525,224	$596,920

Trade accounts payable	$30,081	$50,041
Bank overdraft	2,312	9,770
Accrued expenses	73,628	92,527
Deferred tax liabilities — current	8,267	6,408
Current liabilities to Spiegel Creditor Trust	182	180
Short-term borrowings	31,862	—
Current portion of long-term debt	—	14,693

Total Current Liabilities	146,332	173,619
Deferred rent obligations and unfavorable lease obligations, net	42,682	43,035
Deferred tax liabilities — noncurrent	32,868	34,707
Senior term loan, including “paid-in-kind” (PIK) loan, of $187,765 net of discount of $21,297 as of April 4, 2009 and $178,076 with no discount as of January 3, 2009	166,468	178,076
Convertible notes and embedded derivative liability as of January 3, 2009, net of discount of $53,583 and $17,284, respectively	21,417	59,418
Other long-term liabilities	16,415	12,617
Pension and other post-retirement benefit liabilities	22,725	22,638

Total Liabilities	448,907	524,110
Commitments and Contingencies (See “Note 12” )
Common stock:
$0.01 par value, 100 million shares authorized; 30,829,530 and 30,824,275 shares issued and outstanding as of April 4, 2009 and January 3, 2009, respectively	308	308
Treasury stock, at cost	(157)	(157)
Additional paid-in capital	632,058	593,621
Accumulated deficit	(546,749)	(502,288)
Accumulated other comprehensive loss, net of taxes of $0 and $0, respectively	(9,143)	(18,674)

Total Stockholders’ Equity	76,317	72,810

Total Liabilities and Stockholders’ Equity	$525,224	$596,920

The accompanying notes are an integral part of these consolidated financial statements.

EDDIE BAUER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

($ in thousands, except earnings per share)

	Three Months Ended April 4, 2009	Three Months Ended March 29, 2008
Net sales and other revenues	$179,776	$213,244
Costs of sales, including buying and occupancy	127,512	143,524
Selling, general and administrative expenses	80,477	95,131

Total operating expenses	207,989	238,655
Operating loss	(28,213)	(25,411)
Interest expense	(5,045)	(5,474)
Other income (expense), net	(10,216)	4,222
Equity in losses of foreign joint ventures	(1,697)	(4,340)

Loss before income tax benefit	(45,171)	(31,003)
Income tax benefit	(710)	(11,704)

Net loss	$(44,461)	$(19,299)

Net loss per basic and diluted share	$(1.44)	$(0.63)

Weighted average shares used to compute income (loss) per share:
Basic	30,857,647	30,680,628
Diluted	30,857,647	30,680,628

The accompanying notes are an integral part of these consolidated financial statements.

EDDIE BAUER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Common Stock (# of Shares)	Common Stock ($)	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 29, 2007	30,673	$307	$(157)	$588,302	$(336,818)	$4,638	$256,272
Comprehensive Loss:
Net loss					(19,299)		(19,299)
Foreign currency translation adjustment, net of income taxes of $166						206	206
Fair value adjustment of cash flow hedge, net of income taxes of ($1,438)						(2,214)	(2,214)
Reclassification of unrecognized obligations related to post-retirement benefit obligations, net of income taxes of $12						(113)	(113)

Total comprehensive loss							(21,420)
Shares issued for vested RSU awards	5	—		—			—
Cumulative effect of accounting change related to adoption of measurement provisions of SFAS 158, net of income taxes of $38					59		59
Stock based compensation expense				1,072			1,072

Balances at March 29, 2008	30,678	$307	$(157)	$589,374	$(356,058)	$2,517	$235,983

Balances at January 3, 2009	30,824	$308	$(157)	$593,621	$(502,288)	$(18,674)	$72,810
Comprehensive Loss:
Net loss					(44,461)		(44,461)
Foreign currency translation adjustment, net of income taxes of $0						(867)	(867)
Reclassification of fair value adjustments of cash flow hedge due to ineffectiveness, net of income taxes of $0						10,360	10,360
Reclassification of unrecognized obligations related to post-retirement benefit obligations, net of income taxes of $0						38	38

Total comprehensive loss							(34,930)
Reclassification of equity component of convertible notes upon adoption of FSP APB 14-1, net of deferred financing costs and income taxes of $1,739 and $0, respectively				37,184			37,184
Shares issued for vested RSU awards	5	—		—			—
Stock based compensation expense				1,253			1,253

Balances at April 4, 2009	30,829	$308	$(157)	$632,058	$(546,749)	$(9,143)	$76,317

The accompanying notes are an integral part of these consolidated financial statements.

EDDIE BAUER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	Three Months Ended April 4, 2009	Three Months Ended March 29, 2008
Cash flows from operating activities:
Net loss	$(44,461)	$(19,299)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on disposals and impairments of property and equipment	19	(181)
Equity in losses of foreign joint ventures	1,697	4,340
Depreciation and amortization	10,228	11,250
Stock-based compensation expense	1,253	1,072
Gain on extinguishment of debt	(24)	—
Loss on ineffective cash flow hedge	10,252	—
Proceeds from sale of net financing receivables	—	1,705
Change in fair value of convertible note embedded derivative liability	—	(3,875)
Deferred income taxes	(91)	(11,373)
Changes in operating assets and liabilities:
Accounts receivable	7,458	3,406
Inventories	(2,673)	9,475
Prepaid expenses	(3,258)	481
Other assets	—	(1,000)
Accounts payable	(19,432)	(2,778)
Accrued expenses	(22,964)	(19,454)
Pension and other post-retirement liabilities	124	(243)
Deferred rent and unfavorable lease obligations	(321)	1,200
Other long-term liabilities	134	—

Net cash used in operating activities	(62,059)	(25,274)
Cash flows from investing activities:
Capital expenditures	(1,781)	(5,227)

Net cash used in investing activities	(1,781)	(5,227)
Cash flows from financing activities:
Repayments of senior term loan	(14,643)	(1,684)
Net proceeds from short-term borrowings	31,862	9,326
Payments related to term loan amendment	(3,817)	—
Change in bank overdraft	(7,458)	(1,230)

Net cash provided by financing activities	5,944	6,412
Effect of exchange rate changes on cash	90	(12)
Net change in cash and cash equivalents	(57,806)	(24,101)
Cash and cash equivalents at beginning of period	60,425	27,596

Cash and cash equivalents at end of period	$2,619	$3,495

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

(2) Basis of Presentation

Interim Financial Statements

The consolidated balance sheet as of January 3, 2009 has been derived from audited financial statements and the consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. Management believes that the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of the results for the full year. These interim financial statements should be read in conjunction with the consolidated annual financial statements for the fiscal year ended January 3, 2009.

Liquidity

The Company’s liquidity is affected by many factors including, among others, the level of net sales and gross margin as a result of the seasonality of the retail business and the current global economic conditions which has resulted in a decline in consumer retail spending. There can be no assurance that events in the future, such as further declines in the economy, negative media coverage, weakening retail sales or additional material reserves required by the Company’s vendors or lenders will not negatively impact the Company’s liquidity or require the Company to seek additional capital or further amendments to its financing arrangements or, if so required, that such capital will be available on terms acceptable to the Company. Additionally, the Company’s liquidity is impacted by its availability and amounts currently outstanding under its existing financing arrangements and the related financial covenants associated with these financing arrangements.

The tightening of the senior secured leverage ratio under the Amended Term Loan at the end of each quarter starting with the first quarter in fiscal 2009, combined with the continued downturn and uncertainty in the U.S. economy, increased the risk that the Company would not be able to meet this covenant during fiscal 2009. This uncertainty raised questions about the Company’s ability to continue as a going concern. As discussed further in “Note 5”, on April 2, 2009, the Company and its Amended Term Loan lenders entered into a First Amendment to the Amended Term Loan agreement (the “First Amendment”). As a result of the amendment of its senior term loan in April 2009, the Company anticipates that it will remain in compliance with the financial covenants under its senior term loan throughout fiscal 2009.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used when accounting for certain items, including inventory valuation; allowance for doubtful accounts; fair values of goodwill, other intangible assets and debt; long-lived asset impairments; future gift certificate redemptions; customer loyalty program accruals; legal reserves; sales returns and allowances; deferred tax valuation allowances; deferred revenue; royalty receivables; stock based compensation expenses; and the fair value of the Company’s derivative instruments.

(3) Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies FASB Statement No. 141, Business Combinations, on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, the Company will adhere to the requirements of FSP FAS 141(R)-1 for any business combinations entered into subsequent to January 4, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires public companies to include disclosures about the fair value of its financial instruments as required by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, in interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company will adhere to the disclosure requirements of FSP FAS 107-1 and APB 28-1 effective with its second fiscal quarter of 2009.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements. FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Additionally, FSP FAS 157-4 requires companies to disclose the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during annual and interim periods. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company will adhere to the requirements of FSP FAS 157-4 effective with its second fiscal quarter of 2009.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends FASB No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan including: (i) how investment allocation decisions are made; (ii) the major categories of plan assets; (iii) the inputs and valuation techniques used to measure the fair value of plan assets; (iv) the effect of fair value measurements using significant unobservable inputs (Level 3 inputs) on plan assets for the period; and (v) significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for annual periods in fiscal years ending after December 15, 2009. The Company adopted FSP FAS 132(R)-1 effective with fiscal 2009 and will adhere to the disclosure requirements of FSP FAS 132(R)-1 with its annual financial statements for fiscal 2009.

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

In June 2008, the Emerging Issues Task Force (“EITF”) issued EITF 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 supersedes prior guidance that defines the meaning of the phrase ‘indexed to an entity’s own stock’ and revises the criteria to be used to determine if an equity-linked instrument, including embedded features, can be classified within shareholder’s equity. EITF 07-05 is effective for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-05 effective with the first quarter of fiscal 2009, and applied the provisions of EITF 07-05 as it related to the Company’s convertible notes (“Notes”) and warrants to be issued in conjunction with the First Amendment to the Company’s Amended Term Loan. See further discussion of the Company’s Notes and Amended Term Loan in “Note 5”.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP APB 14-1”). FSP APB 14-1 amends previous guidance associated with convertible debt instruments that at conversion may be settled wholly or partly with cash. Convertible debt that at conversion must always be settled entirely in shares (other than fractional shares) and convertible debt instruments deemed to have an embedded derivative under SFAS 133 are outside the scope of FSP APB 14-1. FSP APB 14-1 requires cash-settleable convertible instruments to be separated into their debt and equity components at issuance and prohibits the use of the fair-value option for such instruments. The value assigned to the debt component is the estimated value of a similar debt instrument without conversion features as of the issuance or modification date. The difference between the net proceeds for the convertible debt issued, or carrying value in the case of a modification, and the amount reflected as a debt liability must be recorded as additional paid-in capital. Any difference between the amount recorded for the debt liability and the principal amount of the debt (e.g. debt discount) must be amortized to interest expense over the expected life of the debt, thereby reflecting a market rate of interest. Upon extinguishment of the debt, either by conversion to shares, cash settlement or a combination of cash and shares, a gain or loss is recognized for the difference between the fair value of the debt component at the extinguishment date and its carrying value on the balance sheet. Excess consideration is recorded as a reduction to additional paid-in capital. The Company adopted FSP APB 14-1 effective with the first quarter of fiscal 2009. See further discussion of the Company’s Notes and adoption impacts in “Note 5”.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including disclosing the fair values of derivative instruments and their gains and losses in a tabular format to provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has adhered to the enhanced disclosure provisions of SFAS 161 effective with the first quarter of fiscal 2009. See further discussion of the Company’s derivative financial instruments and their related fair values in “Note 6”.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R replaces and revises previously issued SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination (including under fresh start accounting) after the measurement period will impact income tax expense. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. Accordingly, the Company will adhere to the requirements of SFAS 141R for any business combinations entered into subsequent to January 4, 2009. Additionally, future changes in the Company’s deferred tax valuation allowance associated with its NOLs it recorded with its fresh start accounting upon emergence from bankruptcy, will be reflected within income tax expense (benefit). See further discussion of the Company’s deferred tax valuation allowances in “Note 8”.

(4) Earnings per Share

The following table presents the computation of income (loss) per basic and diluted share for the three months ended April 4, 2009 and March 29, 2008:

	Three Months Ended April 4, 2009	Three Months Ended March 29, 2008

Basic Earnings per Share calculation:

Net loss	$(44,461)	$(19,299)
Weighted average common shares outstanding (a)	30,857,647	30,680,628
Net loss per basic share	$(1.44)	$(0.63)

Diluted Earnings per Share calculation:

Net loss	$(44,461)	$(19,299)
Add: Income impact of assumed conversion of convertible notes (d)	—	—

Net loss, including impact of assumed conversions	$(44,461)	$(19,299)

Weighted average common shares outstanding (a)	30,857,647	30,680,628
Net effect of dilutive warrants (b)	—	—
Net effect of dilutive stock options (c)	—	—
Net effect of convertible notes (d)	—	—

Weighted average common shares and equivalents outstanding	30,857,647	30,680,628

Net loss per fully diluted share	$(1.44)	$(0.63)

(a)

Weighted average common shares outstanding for the three months ended April 4, 2009 and March 29, 2008 included 30,080 and 4,994, respectively, of vested RSUs, for which settlement has been deferred under the Company’s deferred compensation plan. Settlement of the deferred RSUs is required with shares of the Company’s common stock.

(b)

As discussed further in “Note 5”, in April 2009, the Company amended its Amended Term Loan. In consideration for the amendment, the Company agreed to issue 7,842,456 warrants to purchase shares of the Company’s common stock to the lenders. The warrants have a strike price of $0.01, are exercisable 210 days subsequent to April 2, 2009, and have a five-year life. The impact of the warrants has been excluded from the Company’s diluted earnings per share calculation as the warrants were determined to be anti-dilutive.

(c)

As of April 4, 2009 and March 29, 2008, there were 1,846,246 and 1,883,353, respectively, common stock options/stock-only stock appreciation rights (“SOSARs”) and 707,260 and 632,013, respectively, unvested restricted stock units (“RSUs”) outstanding that were anti-dilutive and therefore were excluded from the calculation of diluted earnings per share.

(d)

As discussed further in “Note 5”, on April 4, 2007, the Company issued $75 million in Notes. As a result of the Company’s ownership limitations contained in its Certificate of Incorporation, the Notes were not convertible, except upon the occurrence of certain specified corporate transactions, until January 4, 2009. In the event that the certain specified corporate transactions resulted in a conversion of the Notes prior to January 4, 2009, the Company was required to settle the Notes for cash. Accordingly, the Company excluded the dilutive effect, if any, of the Notes from its earnings per share calculation for periods prior to January 3, 2009.

The dilutive effect of the Company’s Notes for the three months ended April 4, 2009 was excluded from the Company’s calculation of diluted earnings per share as it was determined, using the if-converted method, that the impact would be anti-dilutive.

(5) Debt

Senior Secured Revolving Credit Facility

On June 21, 2005, Eddie Bauer, Inc. executed a loan and security agreement with Bank of America, N.A., General Electric Capital Corporation and The CIT Group/Business Credit, Inc (“the Revolver”). The Revolver is comprised of a revolving line of credit consisting of revolving loans and letters of credit up to $150 million to fund working capital needs.

Advances under the Revolver may not exceed a borrowing base equal to various percentages of Eddie Bauer, Inc.’s eligible accounts receivable balances and eligible inventory, less specified reserves. The Revolver is secured by a first lien on Eddie Bauer, Inc.’s inventory and certain accounts receivable balances and by a second lien on all of Eddie Bauer, Inc.’s other assets other than the Company’s Groveport, Ohio distribution facility. The Revolver is guaranteed by Eddie Bauer and certain of its subsidiaries. The Company’s availability under the Revolver was $53.2 million as of April 4, 2009. As of April 4, 2009, the Company had $31.9 million drawn and $8.7 million of letters of credit outstanding under the Revolver.

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

The loan agreement requires that at any time the availability under the agreement is less than 10% of the maximum revolver available, the Company is required to maintain a consolidated fixed charge coverage ratio (as defined therein) of at least 1.25:1.00. The agreement also limits the Company’s capital expenditures to $70 million in 2009 and 2010. There are additional covenants that restrict the Company from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in its capital stock; from entering into certain guarantees; from incurring debt and liens subject to limits specified within the agreement; and other customary covenants. In addition, receipt of a going concern opinion on the Company’s financial statements is a default under the Company’s Revolver. A default under the Revolver is also a default under the Amended Term Loan, should $5 million or more be outstanding on the Revolver at the time of default. As of April 4, 2009, the Company’s availability under the agreement was not less than 10% of the maximum revolver available.

Senior Secured Term Loan

On June 21, 2005, upon its emergence from bankruptcy, Eddie Bauer, Inc. entered into a $300 million senior secured term loan agreement. On April 4, 2007, Eddie Bauer, Inc. entered into an Amended and Restated Term Loan Agreement with various lenders (the “Amended Term Loan”). On April 2, 2009, the Company and its Amended Term Loan lenders entered into a First Amendment to the Amended Term Loan agreement. Under the First Amendment, the Company receives relief from its senior secured leverage and fixed charge coverage ratios through January 2, 2010 as described further below. As consideration for execution of the First Amendment, the Company paid the following: (i) an initial cash amendment fee equal to $5.7 million, of which $1.9 million was paid upon execution of the First Amendment and $3.8 million was earned but payment of which was deferred until November 30, 2009; (ii) a $9.6 million “payment-in-kind” (“PIK”) fee, which was added to the principal amount of the Amended Term Loan, and accrues PIK interest at the interest rate applicable to the Amended Term Loan, however, the PIK fee and interest accrued thereon are not considered for the calculation of covenants under the Amended Term Loan; and (iii) issuance 65 days following the effective date of the First Amendment to the lenders under the Amended Term Loan of $0.01 warrants exercisable for 19.9% of the Company’s common stock on a fully-diluted basis subject to adjustment for conversion of the Notes, new capital infusions of less than $40 million (unless otherwise agreed to) and exercise of equity compensation grants. The Company has agreed to use commercially reasonable efforts to register the resale of common stock issuable upon exercise of the warrants issued to the Amended Term Loan lenders. The warrants cannot be separately sold, and expire on maturity of the Amended Term Loan or its earlier repayment. As of April 4, 2009, $187.8 million was outstanding under the Amended Term Loan, including the PIK fees. The Amended Term Loan has a maturity date of April 1, 2014, and is secured by a first lien on certain real estate assets and trademarks and by a second lien on substantially all of the other assets of the Company, Eddie Bauer, Inc. and its subsidiaries.

The following is a description of the terms of the Amended Term Loan, including the effect of the First Amendment.

As a result of the First Amendment, the interest rate on the Amended Term Loan is increased to the greater of the following: (i) for base rate loans, 4.25% plus (A) the prime rate, (B) the federal funds effective rate plus one-half of one percent, (C) a rate equal to the Eurodollar Rate for a one month interest period on such day plus 1%, or (D) 4.00%, or (ii) for Eurodollar loans, LIBOR plus 5.25%, with LIBOR set at a minimum of 3.00% (but with a 350 basis point cap on the increase over the rate under the Amended Term Loan prior to the First Amendment). As of April 4, 2009, the loan balance outstanding under the Amended Term Loan included both Eurodollar and base rate loans with interest rates of 8.25%. Interest is payable quarterly on the last day of each March, June, September and December for base rate loans, and for Eurodollar loans having an interest period of longer than three months, each day that is three months after the first day of such interest period.

The Amended Term Loan requires repayments of $0.6 million on a quarterly basis from June 30, 2007 through December 31, 2013, with the remaining balance due upon maturity of the loan on April 1, 2014; however, the quarterly repayments are reduced by mandatory prepayments as discussed further below. As a result of prepayments made during 2007 related to asset sales and a voluntary prepayment, the Company is not required to make any of the scheduled repayments under the terms of the Amended Term Loan. Accordingly the remaining balance outstanding under the Amended Term Loan is not required to be repaid until the Amended Term Loan’s maturity date on April 1, 2014. The Amended Term Loan includes mandatory prepayment provisions, including prepayment requirements related to asset sales, future indebtedness, capital transactions, and a requirement that 50% (reduced to 25% if the Company’s consolidated senior secured leverage ratio (as defined therein) on the last day of the relevant fiscal year is not greater than 2.00 to 1.00) of any “excess cash flows,” as defined in the Amended Term Loan and measured on an annual basis be applied to repayment of the loan. As of January 3, 2009, the Company’s excess cash flow payment due was $14,643, which was paid during the first quarter of fiscal 2009. The Company is required to make repayments to the Amended Term Loan resulting from “excess cash flows” and “asset sales”, as such are defined within the Amended Term Loan agreement.

The financial covenants under the Amended Term Loan agreement include:

The Company’s consolidated senior secured leverage ratio (as defined therein), including the impact of the First Amendment, for the four quarters of fiscal 2009 must be equal to or less than:

•	6.25 to 1.00 for the fiscal quarter ended March 31, 2009;

•	8.00 to 1.00 for the fiscal quarter ending June 30, 2009;

•	9.00 to 1.00 for the fiscal quarter ending September 30, 2009; and

•	7.75 to 1.00 for the fiscal quarter ending December 31, 2009.

In addition, the Company’s consolidated fixed charge coverage ratio (as defined therein), including the impact of the First Amendment, for the four quarters of fiscal 2009 must be equal to or greater than:

•	0.900 to 1.00 for the fiscal quarter ended March 31, 2009;

•	0.800 to 1.00 for the fiscal quarter ending June 30, 2009;

•	0.775 to 1.00 for the fiscal quarter ending September 30, 2009; and

•	0.800 to 1.00 for the fiscal quarter ending December 31, 2009.

Subsequent to December 31, 2009, the leverage and fixed charge coverage ratios will return to the levels set forth in the Amended Term Loan. Per the Amended Term Loan agreement, the senior secured leverage ratio must be equal to or less than 3.25 to 1.00 for each of the fiscal quarters in 2010; 3.00 to 1.00 for each of the fiscal quarters in 2011; and 2.50 to 1.00 from March 31, 2012 to March 31, 2014; and the consolidated fixed charge coverage ratio increases to 1.00 to 1.00 for each of the fiscal quarters of 2010; 1.05 to 1.00 for each of the fiscal quarters of 2011; and 1.10 to 1.00 from March 31, 2012 to March 31, 2014. If the Company has (i) extended the maturity date of the Revolver by one year or replaced it with another revolving loan facility having a maturity date of not earlier than June 21, 2011, (ii) converted or retired 75% of the Notes, and (iii) raised an additional $40 million in new capital, the permitted senior secured leverage ratio will be set at 6.63 to 1:00, 5.50 to 1:00, 4.38 to 1:00 and 3.25 to 1:00, and the permitted fixed charge coverage ratio at 0.85 to 1:00, 0.90 to 1:00, 0.95 to 1:00 and 1.00 to 1:00 as of the end of the first, second, third and fourth quarters of 2010, respectively.

The First Amendment contains a covenant (the “Convertible Note Covenant”) pursuant to which, the Company is obligated to either: (i) retire or convert into equity securities at least 75% in principal value of the outstanding Notes, or (ii) raise $50 million in new capital, with the proceeds used to pay down the Amended Term Loan principal balance. If the Company fails to comply with the Convertible Note Covenant within 90 days following execution of the First Amendment (which time period may be extended under certain circumstances), it may obtain two 60-day extensions of the performance period, for the payment upon each extension of a 500 basis point PIK amendment fee and the issuance of $0.01 warrants exercisable for 15% of the Company’s common stock on the same fully-diluted basis as the initial warrant issuance. If, after the 210-day period, the Company has not performed the Convertible Note Covenant, it may obtain a waiver of nonperformance by the payment of another 500 basis point PIK fee.

As part of the First Amendment, the Company has agreed to allow the lenders to provide nominees for two board seats of seven, with the right to provide nominees for a third board seat of eight total seats should the Company not meet the requirements under the Convertible Note Covenant described above within the deadlines provided in the First Amendment. To be considered, a nominee may not be affiliated with the Amended Term Loan lenders, and must be considered “independent” pursuant to The NASDAQ Marketplace Rules and the SEC’s rules under Regulation S-K. On April 20, 2009, the board of directors elected two new board members from a list of potential candidates proposed by the Company’s term loan lenders.

The Amended Term Loan, including the effect of the First Amendment, limits the Company’s capital expenditures (net of landlord contributions) to $20 million in 2009 and 2010 and $70 million in 2011 through 2014. The First Amendment requires that the Company obtain for the benefit of the lenders leasehold mortgages on all leases where the Company has the right to grant the mortgage without landlord consent. The Company will also seek to receive consent to leasehold mortgages from landlords for certain other leases. There are additional covenants that restrict the Company from entering into certain merger, consolidation and sale transactions outside the normal course of business, making certain distributions or changes in its capital stock, entering into certain guarantees, incurring debt and liens subject to limits specified within the agreement and other customary covenants. As of April 4, 2009, the Company’s most recent quarterly compliance reporting date, the Company was in compliance with the covenants of the Amended Term Loan.

In accordance with EITF 96-16, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, (“EITF 96-16”), the Company determined that the First Amendment resulted in a substantial modification of the debt and accordingly accounted for the amendment as an extinguishment of debt. The Company recognized a gain on extinguishment of debt of $24 within other income (expense), net during the first quarter of fiscal 2009 which represented; (i) the difference between the fair value and carrying value of the debt upon modification of $17.1 million; (ii) the transaction fees paid to the lenders, which totaled $15.3 million; and (iii) the write-off of the previously unamortized deferred financing fees of $1.7 million. The Company estimated the fair value of the debt as of the First Amendment date using the discounted present value of future cash flows under the terms of the Amended Term Loan with an 11.5% discount rate and determined it to be $161.1 million. As a result of the fair value being less than the principal amount of the Amended Term Loan and the fair value of the warrants to be issued, the Company recorded a discount of $21.3 million, which is being amortized into interest expense over the remaining life of the Amended Term Loan.

In accordance with Accounting Principles Bulletin 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, (“APB 14”), the Company recorded the fair value of the warrants to be issued of $4.2 million based upon the trading price of the Company’s stock on the date of the First Amendment less the exercise price of the warrants due to the fact that the warrants have an exercise price of $0.01. Although the Company determined that the warrants met the criteria within EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, (“EITF 00-19”), the anti-dilution provisions included within the terms of the warrants did not meet the criteria of EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”) and accordingly the warrants were determined to be a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and have been reflected within other long-term liabilities on the Company’s balance sheet. In accordance with SFAS 133, the Company is required to adjust the warrants to their fair value at the end of each quarter, with the fair value adjustments reflected within other income (expense), net on the Company’s statement of operations.

Convertible Notes

On April 4, 2007, the Company closed its offering of $75 million aggregate principal amount of 5.25% convertible senior notes (“Notes”). The Notes have a maturity date of April 1, 2014 and pay interest at an annual rate of 5.25% semiannually in arrears on April 1 and October 1 of each year, unless earlier redeemed, repurchased or converted.

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

As a result of the requirement that the Company had to settle any conversion of the Notes occurring prior to January 4, 2009 in cash, the conversion features contained within the Notes were deemed to be an embedded derivative under SFAS 133 prior to January 4, 2009. In accordance with SFAS 133, the embedded derivative related to the conversion features required bifurcation from the debt component of the Notes and a separate valuation. The bifurcation of the embedded derivative related to the conversion features resulted in the carrying value of the Notes to be $53,775 at their issuance date. Prior to January 4, 2009, the Company was accreting the difference between the face value of the Notes and the carrying value upon issuance as a charge to interest expense using the effective interest rate method. The Company recognized $551 of discount amortization within interest expense during the three months ended March 29, 2008, which resulted in an effective interest rate of approximately 11.05% related to the Notes.

Prior to January 4, 2009, the Company also recognized the embedded derivative as a liability on its balance sheet, measured it at its estimated fair value, and recognized changes in its estimated fair value in other income (expense), net. See “Note 6” for a discussion of the embedded derivative liability associated with the Company’s Notes which was recognized prior to January 4, 2009. Effective for fiscal 2009, the Company is no longer required to recognize the changes in the fair value of the conversion features through its statement of operations as the conversion features no longer meet the criteria of an embedded derivative liability as the Company is not required to settle any conversions in cash effective January 4, 2009.

Effective January 4, 2009, the Company adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). In accordance with FSP APB 14-1, the Company separated the debt and equity components of its Notes as discussed further below, and reflected the equity component within additional paid-in capital on its balance sheet. The Company has not applied the provisions of FSP APB 14-1 retrospectively as it determined that the removal of the requirement to settle any conversions of the Notes in cash effective January 4, 2009 resulted in a modification under FSP APB 14-1 to be applied prospectively.

In performing its allocation as of January 4, 2009, the Company estimated the fair value of the debt component of its Notes using an income approach by discounting the present value of future payments associated with the Notes, assuming no conversion features. The Company estimated the fair value of the debt component to be $20,495, which resulted in an initial discount of $54,505, which the Company is amortizing to interest expense over the remaining life of the Notes which mature in April 2014. The Company recognized $1,917 of interest expense related to the Notes during the three months ended April 4, 2009, including $922 of discount amortization, resulting in an effective interest rate of 37%. Unamortized discount related to the Notes totalled $53,583 as of April 4, 2009. The difference between the carrying value of the Notes and the estimated fair value of the debt component (the “equity component”), which totalled $38,923, was reclassified to additional paid-in capital as of January 4, 2009. The Company has determined that the equity component meets the conditions for equity classification under EITF 00-19 and EITF 07-05 and accordingly will not be remeasured in future periods. Additionally, the Company allocated a pro-rata amount of the Notes’ deferred financing costs, which totalled $1,739, to additional paid-in capital as of January 4, 2009. Lastly, the Company recorded $14,928 of deferred tax assets, which had a full valuation allowance offsetting them, to additional paid-in capital as of January 4, 2009.

(6) Derivative Financial Instruments

SFAS 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Gains and losses on derivatives that are not designated in hedging relationships; derivatives that are determined to be ineffective; and hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The Company is exposed to interest rate risk related to its debt arrangements. The Company uses derivative instruments for risk management, primarily to manage exposure to fluctuations in interest rates, to lower its overall costs of financing and to manage the mix of floating- and fixed-rate debt in its portfolio. The Company’s derivative instruments as of April 4, 2009 included an interest rate swap agreement with Bank of America and the warrants to be issued in conjunction with the First Amendment to the Company’s Amended Term Loan as discussed further in “Note 5”.

Interest Rate Swap Agreement

The Company’s interest rate swap agreement had notional amounts of $98,000 and $99,000 as of April 4, 2009 and March 29, 2008, respectively. The interest rate swap agreement effectively converts a portion of the outstanding amount under the Amended Term Loan, which has a floating rate of interest, to a fixed-rate by having the Company pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. On a quarterly basis, the Company estimates the fair value of the interest rate swap and assesses and measures the effectiveness of the cash flow hedge using the changes in variable discounted cash flows method. The fair value of the interest rate swap was determined to be liabilities of $10,252 and $7,782, as of April 4, 2009 and March 29, 2008, respectively. The interest rate swap agreement is scheduled to terminate in April 2012, although the swap agreement can be terminated by Bank of America if the Company no longer has the Revolver, which expires in 2010. There is a breakage fee due upon early termination of the swap agreement.

As discussed above, the Company entered into a First Amendment of its Amended Term Loan in April 2009. As a result of the interest rate terms within the First Amendment, including an interest rate floor, the Company determined that the interest rate swap was no longer an effective hedge of the Company’s Amended Term Loan as the changes in the cash flows of the interest rate swap were not within 80 to 125 percent of the opposite change in the cash flows of the hedged term loan. Accordingly, the loss on the change in fair value of the interest rate swap was recognized in other income (expense), net for the three months ended April 4, 2009. The Company recognized ($10,252) within other income (expense), net during the three months ended April 4, 2009, which included a reclassification of ($10,360) from other comprehensive loss on the Company’s balance sheet as of the end of fiscal 2008.

As of March 29, 2008, the changes in the cash flows of the derivative hedging instrument were within 80 to 125 percent of the opposite change in the cash flows of the hedged forecasted transaction and therefore the Company concluded that the hedge was highly effective. Accordingly, the Company recorded the effective portion of the cash flow hedge, which totalled $7,782 ($4,773 net of tax) as of March 29, 2008 within other comprehensive loss on its balance sheet. No amount of the cash flow hedge was determined to be ineffective as of March 29, 2008.

Common Stock Warrants

As discussed further in “Note 5”, the Company agreed to issue 7,842,456, $0.01 warrants exercisable for 19.9% of the Company’s common stock in conjunction with the signing of the First Amendment to the Company’s Amended Term Loan. The Company estimated the fair value of the warrants based upon the trading price of the Company’s stock on the date of the First Amendment less the exercise price due to the fact that the warrants have an exercise price of $0.01.

Fair Values of Derivative Instruments as of April 4, 2009:

	Balance Sheet Location	Fair Value
Derivatives designated as a cash flow hedge under SFAS 133:

Interest rate swap agreement	Other long-term liabilities	$(10,252)

Derivatives not designated as hedging instruments under SFAS 133:

Common stock warrants	Other long-term liabilities	$(4,238)

Effect of Derivative Instruments on the Statement of Operations for the Three Months Ended April 4, 2009:

	Location of Gains (Losses)	Amount
Derivatives designated as a cash flow hedge under SFAS 133:

Interest rate swap agreement	Other income (expense), net	$(10,252)

Derivatives not designated as hedging instruments under SFAS 133:

Common stock warrants (a)	Other income (expense), net	$— (a)

(a)

As the Company agreed to issue common stock warrants at the end of the first quarter of 2009, no fair value adjustment was recognized in the Company’s statement of operations. The fair value of the common stock warrants was included in the gain on debt extinguishment as discussed further in “Note 5”.

Convertible Note Embedded Derivative Liability

As discussed in “Note 5” above, the conversion features contained within the Company’s Notes were deemed to be an embedded derivative under SFAS 133 prior to January 4, 2009, and accordingly were reflected at their fair value on the Company’s balance sheet. The Company estimated the fair value of the conversion features to be $6,867 as of March 29, 2008 and recognized $3,875 within other income (expense), net during the first quarter of 2008. The estimated fair value was determined using a Black-Scholes model.

(7) Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), during the first quarter of fiscal 2008, which requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Level 1 primarily consists of financial instruments whose value is based on quoted market prices. This category also includes financial instruments that are valued using alternative approaches but for which independent external valuation information is available. The Company estimated the fair value of the warrants of $4,238 issued in conjunction with the First Amendment of its Amended Term Loan using the trading price of the Company’s common stock, which is considered a Level 1 input.

Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The Company’s assets and liabilities that utilize Level 2 inputs include their interest rate swap and prior to January 4, 2009, the embedded derivative liability associated with its Notes as discussed further below.

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable. The Company’s fair value measurements that utilize Level 3 inputs consist primarily of nonfinancial assets and nonfinancial liabilities, including its (i) property and equipment, (ii) finite-lived and indefinite-lived intangible assets, and (iii) its equity investment in Eddie Bauer Japan. The fair value of these nonfinancial assets are reviewed in accordance with the Company’s impairment tests which are performed annually in the fourth quarter for its indefinite-lived intangible assets and whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable for its finite-lived intangible assets, property and equipment and equity investments.

The following table summarizes the estimated fair values of the Company’s interest rate swap and embedded derivative related to its Notes as of April 4, 2009 and March 29, 2008, both of which primarily utilize Level 2 inputs:

	As of April 4, 2009 (Level 2)	As of March 29, 2008 (Level 2)
Derivative instrument — interest rate swap	$(10,252)	$(7,782)
Derivative instrument — embedded derivative liability associated with the conversion features of the Company’s convertible notes	$—	$(6,867)

The valuation of the Company’s interest rate swap agreement in accordance with SFAS 157 is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the interest rate swap and the offsetting hedged transaction. The fair valuation uses the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected cash receipts (or payments). This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including forward LIBOR rates based upon Eurodollar futures rates. To comply with the provisions of SFAS 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement. Although the Company has determined that the majority of the inputs used to value its interest rate swap fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs. However, as of April 4, 2009 and March 29, 2008, the Company assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its interest rate swap and determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company concluded that the valuation of its interest rate swap is classified in Level 2 of the fair value hierarchy.

The Company estimated the fair value of the embedded derivative related to its Notes as of March 29, 2008 using a Black-Scholes model. The Black-Scholes model used to estimate the fair value of the conversion features of the Company’s Notes incorporated the following assumptions, which were deemed to be Level 2 inputs: (i) trading price of its common stock; (ii) exercise price upon maturity; (iii) risk free rate of return; and (iv) volatility of the Company’s common stock price and stock price of its peer companies. SFAS 157 also requires that the fair value measurement of a liability reflect credit valuation adjustments, including the nonperformance risk of the entity. The fair value of the conversion features of the Company’s Notes reflected the nonperformance risk of the Company when issued in April 2007. The Company concluded that changes in the Company’s creditworthiness since issuance of the Notes would not have resulted in a material impact to the fair value of the conversion features as of March 29, 2008.

As discussed further in “Note 5”, the Company amended the terms of its Amended Term Loan in April 2009 which resulted in an extinguishment of debt under EITF 96-19. The Company estimated the fair value of its Amended Term Loan, using a discounted cash flow analysis (e.g. Level 3), to determine the gain (loss) upon modification.

(8) Income Taxes

The Company’s income tax benefit for the first quarter of 2009 was $710, representing an effective tax rate of 1.6%. Due to the significant level of nondeductible expenses relative to the Company’s pretax loss for fiscal 2008, the seasonality of the Company’s business, and the fact that the Company required a full valuation allowance against its net deferred tax assets since the end of fiscal 2008, the Company’s effective tax rate for the first quarters of 2009 and 2008 were based upon the Company’s actual year-to-date effective tax rates as opposed to the estimated effective tax rates for the respective full year periods. The income tax benefit recorded during the first quarter of 2009 represented the tax benefit the Company generated on the loss from the Company’s foreign operations in Canada. No income tax benefit was recorded related to the Company’s loss from its U.S. operations as the Company determined that it required a full valuation allowance against its net U.S. deferred tax assets, including its net operating losses.

The change in the Company’s valuation allowance during the first quarter of 2009 primarily included an increase to the valuation allowance for the U.S. net operating losses generated during the first quarter, net of the tax impact of the Company’s adoption of FSP APB 14-1. See “Note 5” for further discussion of this adoption.

The Company’s income tax benefit for the first quarter of 2008 was $11,704, representing an effective tax rate of 37.8%. The first quarter 2008 effective tax rate of 37.8% approximated the Company’s federal tax rate of 35% plus its estimated blended state income tax rate. The Company made no changes to its tax valuation allowances associated with its Federal and state NOLs during the first quarter of 2008.

(9) Other Income (Expense), net

The following includes the components of the Company’s other income (expense), net for the three months ended April 4, 2009 and March 29, 2008:

	Three Months Ended April 4, 2009	Three Months Ended March 29, 2008
Fair value adjustment of convertible note embedded derivative liability	$—	$3,875
Loss on ineffective cash flow hedge	(10,252)	—
Gain on extinguishment of debt	24	—
Interest income and other	12	347

Total other income (expense), net	$(10,216)	$4,222

(10) Employee Benefit Plans

Historically, Eddie Bauer, Inc. participated in certain Spiegel employee benefit plans. Upon Eddie Bauer, Inc.’s emergence from bankruptcy, the Spiegel post-retirement, defined-benefit healthcare and life insurance plans and pension plan were transferred to and assumed in total by the Company. Accordingly, on such date, the liabilities associated with these plans were reflected in the consolidated balance sheet of the Company. The Spiegel pension plan participation was frozen on the Company’s assumption of such plan. No new participants have been or will be added to the pension plan. A retiree life insurance plan was closed to new participants and provides benefits for existing participants until death. The medical benefits under the post-retirement healthcare plan continue until the earlier of death or age 65. For fiscal 2009, as a result of economic conditions, the plan was amended and retirees will pay 100% of the retiree medical/dental premiums.

Post-retirement Healthcare and Life Insurance Plans

The components of the Company’s net periodic expense (benefit) related to its post-retirement healthcare (prior to fiscal 2009) and life insurance plans were as follows:

	Three Months Ended April 4, 2009	Three Months Ended March 29, 2008
Net benefit cost:
Service cost	$—	$72
Interest cost	51	125
Amortization of prior service credit	(26)	(18)
Amortization of net actuarial gain	(40)	(31)

Total (benefit) expense	$(15)	$148

Contributions to the post-retirement benefit plans totaled $40 and $150 for the three months ended April 4, 2009 and March 29, 2008, respectively. In fiscal 2009, total contributions to the post-retirement benefit plans are expected to be $198.

Pension Plan

The components of the Company’s net periodic expense (benefit) related to the former Spiegel pension plan were as follows:

	Three Months Ended April 4, 2009	Three Months Ended March 29, 2008
Net periodic expense (benefit):
Service cost	$—	$—
Interest cost	634	685
Amortization of net actuarial loss (gain)	104	(2)
Expected return on assets	(548)	(928)

Total expense (benefit)	$190	$(245)

The Company made no contributions to the pension plan during the three months ended April 4, 2009 or March 29, 2008. The Company’s minimum contributions for fiscal 2009 to the pension plan are expected to be $2,600 and must be made prior to September 15, 2010.

(11) Stock Based Compensation

The impact of stock options/SOSARs and RSUs on net income (loss) was as follows:

	Three Months Ended April 4, 2009	Three Months Ended March 29, 2008
Stock option/SOSAR compensation expense	$453	$555
RSU compensation expense	800	517

Total equity based compensation expense	1,253	1,072
Tax impact	—	(407)

Increase in net loss, net of tax	$1,253	$665

No tax benefit was assumed for the three months ended April 4, 2009 as the Company determined that it required a full valuation allowance against its deferred tax assets. Unrecognized compensation costs related to stock options/SOSARs and RSUs totaled approximately $2,977 and $2,125, respectively, as of April 4, 2009, which are expected to be recognized over weighted average periods of 2.1 and 2.5 years, respectively. No cash was received from stock option exercises during the three months ended April 4, 2009 or March 29, 2008. On April 21, 2009, the Company made a grant of 1.1 million SOSARs to various employees under the Company’s Long Term Incentive Plan with a strike price of $0.27. The SOSARs vest ratably over three years and have a ten-year life.

(12) Commitments, Guarantees and Contingencies

Litigation

In June 2006, a class action suit captioned Tara Hill v. Eddie Bauer, Inc., was filed in Los Angeles Superior Court, State of California. The suit alleged that the Company violated the California Labor Code and Business and Professions Code relating to the adequacy of wage statements, reimbursements for business expenses, meal and rest periods and other claims, on behalf of a class comprised of all employees in the Company’s California stores. The Company reached a settlement with the plaintiff in April 2007, and provided notice to class members regarding the potential settlement. The court approved the settlement on April 6, 2009. The plaintiff in the Scherer v. Eddie Bauer, Inc. suit referenced below appealed the order approving the settlement on various grounds. In connection with the proposed settlement, the Company accrued $1.6 million in the first quarter of 2007 to cover settlement payments and attorneys’ fees. The settlement payments are to be made partly in cash and partly in Company gift cards.

In September 2007, a purported class action suit related to the Hill suit and captioned Kristal Scherer, on behalf of herself, all others similarly situated v. Eddie Bauer, Inc. and Does 1 to 100 was filed in Superior Court of California, County of San Diego, alleging violations of the California Labor Code and Business and Professions Code relating to the payment of incentive bonuses and the Company’s policy on forfeiture of personal days. The case has been removed to U.S. District Court, Southern District of California. In December 2007, the Company filed a partial motion to dismiss certain counts of plaintiff’s complaint for failure to state a claim. The complaint was amended in January 2008 to add an additional named plaintiff. The partial motion to dismiss was denied in June 2008. The Company filed an answer in July 2008 denying the claims made. The parties have agreed to postpone discovery pending issuance of a final ruling on the settlement in the Hill suit referenced above.

In September 2008, a complaint was filed under the caption Landmark Technologies vs. Zale Corporation, Blue Nile, Inc., Canon USA, Inc., Eddie Bauer, Inc., Kohl’s Corporation, Lowe’s Companies, Inc., Walgreen Co., Golfsmith International Holdings, Inc. and Bidz.com, Inc., in the Eastern District of Texas. The suit alleges infringement by the defendants of three U.S. patents exclusively licensed to Landmark – U.S. Patent Nos. 5,576,951; 6,289,319; and 7,010,508. Neither the Complaint nor a subsequently filed First Amended Complaint specifies the allegedly infringing actions, but the claims are apparently directed to the defendants’ use of its website to sell goods. The amended complaint seeks injunctive relief, and an unspecified amount of damages, costs and attorneys’ fees. A number of the defendants, including the Company, entered into a joint defense agreement related to defense of the suit and after negotiations, the Company and several other defendants agreed to settle the suit for an immaterial amount.

In May 2009, the Company was served in Danny Hernandez v. Eddie Bauer, a putative class action filed in United States District Court, Central District of California in November 2008, alleging causes of action for wages not paid upon termination, a failure to pay wages, and violation of California Business and Professions Code. The class is substantially the same class as that included in the Scherer suit described above, and the claims are duplicative of those in Scherer. The Company intends to vigorously defend against the claims.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Management’s Discussion and Analysis contains forward-looking statements that reflect our current view with respect to future events and financial performance. Any such forward-looking statements are subject to risks and uncertainties that could cause our actual results of operations to differ materially from historical results or current expectations. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto in this quarterly report on Form 10-Q and the audited financial statements, together with the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, filed with the SEC on April 2, 2009.

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

In June 2005, we emerged from bankruptcy as a stand-alone company for the first time in 34 years. Our strategy is to turn our business around and revitalize Eddie Bauer as a premium quality brand, both by continuing to implement initiatives that we commenced over the past several years and by actively changing initiatives that are not performing up to our expectations.

As of April 4, 2009, we operated 370 stores in the U.S. and Canada, consisting of 251 retail stores and 119 outlet stores. During the first quarter of 2009, we had 7.7 million visits to our website and circulation of approximately 11.9 million catalogs. We are minority participants in a joint venture operation that sells Eddie Bauer branded products through retail and outlet stores, websites and catalogs in Japan, and we license the Eddie Bauer name to various consumer product manufacturers and other retailers whose products complement our brand image.

2009 Business Developments

Our management team has set initiatives and formulated strategies to achieve these initiatives. We began to take action to implement the initiatives in 2008 and are continuing to implement these initiatives in 2009, with the goal of rebuilding the Eddie Bauer brand as a leader in outerwear and apparel for an active outdoor lifestyle. Given the 12- to 18-month lead time to develop and introduce merchandise into our sales channels, the turnaround of the Eddie Bauer business will be a multi-year effort.

Our five key initiatives are:

•	clarify the brand position and rebuild brand identity;

•	upgrade the quality of the merchandise and align the assortment strategy to the new brand position;

•	revamp the creative marketing function and fully exploit our marketing advantage as a direct multi-channel retailer;

•	cut costs to become more competitive and profitable; and

•	realign the organization and build talent to accomplish our goals.

During the first quarter of fiscal 2009, we have:

•	created and launched the First Ascent™ line of world-class mountaineering outerwear in collaboration with Whittaker Mountaineering, Inc. and a team of the best mountain climbers in the world;

•

continued our cost reduction initiatives, which was evidenced by the $14.7 million reduction in our SG&A expenses during the first quarter. Our cost reduction efforts include: (i) a reduction in workforce of 193 positions at the end of January; (ii) a restructure of employee benefit programs; (iii) suspension of employee merit increases; (iv) our CEO’s voluntary salary reduction; (v) a decrease in both the size and compensation of our board of directors; and (vi) an evaluation of our significant vendor contracts for cost saving opportunities; and

•	expanded our activewear lines under the EB Sport™ name, including the introduction of yoga apparel.

Term Loan Modification

On April 2, 2009, we and our Amended Term Loan lenders entered into a First Amendment to our Amended Term Loan agreement (the “First Amendment”). We entered into this agreement to allow for additional operating flexibility in our ability to comply with the financial coverage ratios within the Amended Term Loan. To obtain the financial covenant relief, we paid certain fees to the lenders; received an increase in interest rates; agreed to issue common stock warrants to the lenders; agreed to certain covenants associated with conversion of our convertible notes and the requirement to raise additional capital; and permitted the term loan lenders to provide nominees for two of our board of director seats. See a detailed discussion of the First Amendment below under “Sources of Liquidity – Senior Secured Term Loan”.

Real Estate

The table below represents our retail and outlet store activity during the first quarters of fiscal 2009 and 2008:

	Three Months Ended, April 4, 2009	Three Months Ended, March 29, 2008
Number of retail stores:
Open at beginning of period	255	271
Opened during the period	—	—
Closed during the period	(4)	(24)
Open at the end of the period	251	247

Number of outlet stores:
Open at beginning of period	121	120
Opened during the period	—	1
Closed during the period	(2)	(3)
Open at the end of the period	119	118

We currently anticipate opening two new retail stores in fiscal 2009, and no additional outlet stores. We closed four retail and two outlet stores in the first quarter of 2009, anticipate closing one additional outlet store in the remainder of the year, and may close other, underperforming stores during the year as leases expire or the opportunity to exit becomes available.

First Quarter 2009 Overview

	Three Months Ended, April 4, 2009	Three Months Ended, March 29, 2008
	(Unaudited)	(Unaudited)
	($ in thousands)
Net merchandise sales	$168,934	$198,276
Total revenues	$179,776	$213,244
Gross margin	$41,422	$54,752
Gross margin %	24.5%	27.6%
SG&A	$80,477	$95,131

Net merchandise sales during the first quarter of 2009 declined $29.3 million, or 14.8%, and continued to be impacted by the general economic conditions and reduced consumer retail spending. This decline included a total comparable store sales (both retail and outlet stores) decline of 13.7%, which included declines of 18.4% and 5.8% in our retail and outlet stores, respectively. Comparable store sales, when excluding the effect of foreign exchange rates, declined 11.3% in total and 14.7% in our retail stores during the first quarter. Net merchandise sales in our direct channel declined 10.7% during the first quarter. The decline in net merchandise sales in our direct channel was due to general economic conditions, a planned reduction in unprofitable catalog and page circulation, and lower levels of fourth quarter inventory requiring markdown and liquidation in the first quarter. Despite the decrease in net merchandise sales in our direct channel, our demand per million pages circulated increased 11.2%.

Our gross margin and gross margin percentage declined in the first quarter versus the prior year quarter by $13.3 million and 3.1 percentage points, respectively, primarily due to lower net merchandise sales over which to spread our fixed occupancy and buying-related costs. Although our occupancy costs declined $1.4 million during the quarter, as a percentage of our net merchandise sales, occupancy costs increased 2.4 percentage points thereby reducing our gross margin percentage. SG&A expenses declined $14.7 million, which primarily included reductions in personnel expenses (e.g., payroll, benefits, incentives, and severance costs), lower shipping expenses due to lower volumes, reduced advertising and professional services costs. The declines in SG&A expenses continued to reflect our cost reduction initiatives.

See further discussion of our revenues, gross margin and SG&A expenses within Results of Operations below.

Results of Operations

The following is a discussion of our results of operations for the three months ended April 4, 2009 and March 29, 2008.

Three Months Ended April 4, 2009 Compared to Three Months Ended March 29, 2008

Revenues

	Three Months Ended, April 4, 2009	Three Months Ended, March 29, 2008	$ Change
	(Unaudited)	(Unaudited)
		($ in thousands)
Retail & outlet store sales	$112,002	$134,538	$(22,536)
Direct sales	56,932	63,738	(6,806)

Net merchandise sales	168,934	198,276	(29,342)
Shipping revenues	7,260	9,124	(1,864)
Licensing revenues	2,503	4,077	(1,574)
Foreign royalty revenues	996	1,646	(650)
Other revenues	83	121	(38)

Net sales and other revenues	$179,776	$213,244	$(33,468)
Percentage increase (decrease) in comparable store sales	(13.7%)	0.5%	n/a

Net merchandise sales decreased $29.3 million, or 14.8%, during the first quarter of fiscal 2009 versus the prior year quarter, which included decreases of $22.5 million, or 16.8%, in our retail and outlet store sales and $6.8 million, or 10.7%, in our direct channel, which includes our catalog and internet sales. The decline in net merchandise sales in our direct channel was due to overall weakness in retail spending, a planned reduction in unprofitable catalog and page circulation, and lower levels of fourth quarter inventory requiring markdown and liquidation in the first quarter. Despite the decrease in net merchandise sales in our direct channel, our demand per million pages circulated increased 11.2%.

Total comparable store sales, which includes sales from both our retail and outlet stores, during the first quarter of fiscal 2009 decreased 13.7%, and included decreases in comparable store sales in our retail and outlet stores of 18.4% and 5.8%, respectively. Comparable store sales, when excluding the effect of Canadian exchange rates, declined 11.3% in total and 14.7% in our retail stores during the first quarter. Our net merchandise sales during the first quarter of fiscal 2009 continued to be negatively impacted by the general economic conditions and the continued weakness in retail spending in the U.S. Additionally, net merchandise sales in both our stores and direct channel were slightly impacted by the timing of the Easter holiday, which fell in the second quarter of fiscal 2009 versus the first quarter of fiscal 2008. Comparable store sales in the first quarter of fiscal 2008 increased 0.5%, which included an increase of 2.9% in our retail stores and a decrease of 3.1% in our outlet stores.

Non-comparable store sales in the first quarter of 2009 totaled $14.6 million compared to $21.2 million in the prior year quarter. The $6.6 million decrease in non-comparable store sales was primarily driven by a $5.6 million decrease associated with sales from closed stores as we closed 27 stores during the first quarter of 2008 versus six during the first quarter of 2009. This decrease was partially offset by an increase of $3.1 million in net merchandise sales associated with non-comparable stores (sales from retail and outlet stores that have not been open for one complete fiscal year and stores that are expanded or down-sized by more than 30% and have not been in operation in their new configuration for one complete fiscal year). The remaining decrease in non-comparable store sales during the first quarter was due to financial adjustments (which primarily includes merchandise purchased through our direct channel that is returned to our stores, adjustments for the accrual we make for returned goods, and the impact of our customer loyalty program) not included in our comparable store sales, resulting primarily from a lower sales return accrual.

The decrease in our shipping revenues during the first quarter was driven by the decrease in volumes of our direct sales. Licensing revenues declined during the first quarter primarily as a result of lower revenues from virtually all our licensees, with the largest impact being from one licensee that sells infant and juvenile products. Finally, the decline in our foreign royalty revenues was due to the fact that we did not earn any royalties associated with our former joint venture in Germany in the current year quarter under the terms of the new licensing agreement we signed with Eddie Bauer Germany upon termination of the joint venture, versus $0.5 million in the prior year quarter and a slight decline in royalties from our joint venture in Eddie Bauer Japan.

Cost of Goods Sold, Including Buying and Occupancy and Gross Margin and Gross Margin %

	Three Months Ended April 4, 2009	Three Months Ended March 29, 2008	Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Net merchandise sales	$168,934	$198,276	$(29,342)
Cost of sales, including buying and occupancy	$127,512	$143,524	$(16,012)
Gross margin	$41,422	$54,752	$(13,330)
Gross margin as a % of net merchandise sales	24.5%	27.6%	(3.1%)

Our gross margin for the first quarter of 2009 was $41.4 million, a decrease of $13.3 million, or 24.3%, from our first quarter of 2008 gross margin of $54.8 million, primarily as a result of lower net merchandise sales over which to spread our fixed buying and occupancy costs. The $16.0 million decrease in our costs of sales during the first quarter of 2009 versus the prior year quarter primarily reflected a decrease of $15.3 million in our merchandise costs. The decline in our merchandise costs during the first quarter was due to lower sales volumes and a slight decline in our cost per unit sold. Additionally, our occupancy costs declined $1.4 million during the first quarter, which reflected a $0.9 million decrease in the amortization of our leasehold improvements and a $0.2 million decrease in rent expense due to fewer stores.

Our gross margin percentage decreased to 24.5% in the first quarter of 2009 from 27.6% in the first quarter of 2008. The 3.1 percentage point decrease in our gross margin percentage was due primarily to a 2.4 percentage point increase in our occupancy costs as a percentage of our net merchandise sales driven by the lower net merchandise sales over which to spread our fixed occupancy costs. Additionally, buying costs and the costs of our customer loyalty program as percentages of our net merchandise sales increased 0.6 and 0.5 percentage points, respectively, thereby reducing our gross margin percentage. Slightly offsetting these negative impacts to our gross margin was a 0.5 percentage point improvement in our merchandise margins.

Our warehousing and distribution expenses (excluding occupancy costs related to our warehouses) and shipping costs are included in selling, general and administrative expenses. As a result, our gross margin and gross margin percentages may not be comparable to those of other retailers. Our warehousing and distribution expenses reflected in selling, general and administrative expenses for the first quarters of 2009 and 2008 were $6.8 million and $7.3 million, respectively. Our shipping costs reflected in selling, general and administrative expenses for the first quarters of 2009 and 2008 were $4.8 million and $6.5 million, respectively.

Selling, general and administrative expenses

	Three Months Ended April 4, 2009	Three Months Ended March 29, 2008	Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Selling, general and administrative expenses (SG&A)	$80,477	$95,131	$(14,654)
SG&A as a % of net merchandise sales	47.6%	48.0%

SG&A expenses for the first quarter of 2009 were $80.5 million, representing a decrease of $14.7 million, or 15.4% from the prior year quarter. SG&A expenses as a percentage of net merchandise sales for the first quarter of 2009 were 47.6%, down from 48.0% in the prior year quarter. SG&A expenses for the first quarter of 2009 included severance charges of $1.9 million related to our reduction in workforce of 193 corporate support personnel. SG&A expenses for the first quarter of 2008 included severance charges of $2.5 million. The remaining approximately $14.0 million decrease in our SG&A expenses was primarily due to:

•

a $4.1 million reduction in salaries and benefits expenses, including reductions of approximately $2.4 million in corporate personnel expenses, $0.9 million in store personnel expenses and $0.8 million due to one-time savings. The reduction in salaries and benefits resulted from the reduction in workforce of our corporate personnel in the first quarter, modifications to our benefit plans and volume-related decreases in our stores;

•	a $1.7 million reduction in incentive and bonus plan accruals for our corporate employees and store employees;

•

a $1.7 million decrease in shipping costs driven by lower sales volumes during the quarter and to a lesser extent, a new shipping agreement entered into in late 2008. In addition to sales volumes and our new shipping agreement, we anticipate that our shipping costs associated with our direct shipments to Canada will be reduced slightly due to the first quarter launch of Borderfree, a customer service and shipping arrangement offered to our Canadian direct customers;

•

a $0.7 million decrease in advertising costs. We anticipate that our overall advertising costs for fiscal 2009 will decrease due to the planned reduction of unproductive catalog circulation, however this decrease will in part be offset by the increase in advertising associated with our new First Ascent™ product line ;

•	a $0.7 million decrease in professional services and legal expenses;

•	a $0.7 million reduction in severance costs associated with the resignation of our former CEO;

•	a $0.6 million decrease in warehousing and distribution expenses; and

•	a $0.5 million increase in SG&A costs capitalized into inventory.

Equity in losses of foreign joint ventures

	Three Months Ended April 4, 2009	Three Months Ended March 29, 2008	Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Equity in losses of foreign joint ventures	$(1,697)	$(4,340)	$2,643

Losses of foreign joint ventures for the first quarter of 2009 included $1.7 million of losses related to Eddie Bauer Japan. Eddie Bauer Japan’s financial results for the first quarter continued to be negatively impacted by the global financial crisis and decline in consumer retail spending.

Losses of foreign joint ventures for the first quarter of 2008 of $4.3 million included $4.1 million in losses related to Eddie Bauer Germany and $0.2 million related to Eddie Bauer Japan. In February 2008, the Company received a required one-year notice from its joint venture partners in Eddie Bauer Germany of their decision to terminate the joint venture arrangement, and as a result, the joint venture, together with a companion license arrangement, would have terminated in February 2009. In June 2008, we and the other joint venture partners completed the transfer, effective March 1, 2008, of our interests in the joint venture to a third party in return for a release of past and future liabilities. As a result of the above mentioned termination notice, we performed an impairment review of our investment in Eddie Bauer Germany during the first quarter of 2008 and determined that an other-than-temporary impairment existed. Accordingly, we recognized an impairment charge of $3.9 million during the first quarter of 2008, which reduced our investment in Eddie Bauer Germany to zero and also reflected our legal obligation to fund our proportionate share of Eddie Bauer Germany’s losses for its fiscal year ended February 29, 2008.

Interest expense

	Three Months Ended April 4, 2009	Three Months Ended March 29, 2008	Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Interest expense	$5,045	$5,474	$(429)

Interest expense during the first quarter of 2009 decreased slightly as compared to the prior year quarter primarily as a result of a $0.9 million decrease in interest expense related to our Amended Term Loan. The decline in interest expense on our Amended Term Loan resulted from a lower average interest rate in the current year quarter versus the prior year quarter. This decrease in interest expense was partially offset by an increase of $0.4 million in discount amortization associated with our Notes. As discussed further below, effective January 4, 2009, we adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which resulted in an increase in the discount we are amortizing on our Notes. During the first quarters of 2009 and 2008, we capitalized interest of $12 thousand and $0.3 million, respectively.

As discussed further below, we entered into the First Amendment to our Amended Term Loan on April 2, 2009. As a result of the increase in interest rates included in the First Amendment, the interest on the PIK fees, and the amortization of the discount established as of the First Amendment date, we anticipate that our interest expense during fiscal 2009 will be $19.2 million related to our Amended Term Loan, which is a significant increase over the interest expense of $14.7 million we recognized during fiscal 2008.

Other income (expense), net

	Three Months Ended April 4, 2009	Three Months Ended March 29, 2008	Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Fair value adjustment of convertible note embedded derivative liability	$—	$3,875	$(3,875)
Loss on ineffective cash flow hedge	(10,252)	—	(10,252)
Gain on extinguishment of debt	24	—	24
Interest income and other	12	347	(335)

Other income (expense), net	$(10,216)	$4,222	$(14,438)

Other income (expense), net for the first quarter of 2009 of ($10.2) million primarily included a loss of $10.3 million related to the fair value adjustment of our cash flow hedge. While we continue to have an interest rate swap associated with our Amended Term Loan, as a result of our amendment during the first quarter to the Amended Term Loan, the cash flow hedge no longer meets the criteria within SFAS 133 to allow us to recognize changes in the fair value of the interest rate swap on our balance sheet. Instead, fair value changes are recognized through our statement of operations. The loss of $10.3 million included a reclassification of prior losses due to the change in the fair value of the interest rate swap which were previously reflected within other comprehensive loss within stockholders’ equity on our balance sheet. Future changes in the fair value of the interest rate swap will continue to be recorded within other income (expense), net as long as our cash flow hedge does not meet the requirements of being an effective hedge under SFAS 133.

Other income (expense), net of $4.2 million for the first quarter of 2008 included $3.9 million of income associated with the fair value adjustment of the embedded derivative associated with our convertible notes and $0.3 million of interest income. Effective January 4, 2009, we are no longer required to settle conversions of our Notes in cash and accordingly, the conversion features no longer meet the criteria as being an embedded derivative liability which requires fair value adjustments through our earnings.

Income tax benefit

	Three Months Ended April 4, 2009	Three Months Ended March 29, 2008	Change
	(Unaudited)	(Unaudited)
	($ in thousands)
Income tax benefit	$(710)	$(11,704)	$10,994
Effective tax rate	1.6%	37.8%	n/a

Our income tax benefits for the first quarter of 2009 and 2008 were $0.7 million and $11.7 million, respectively, representing effective tax rates of 1.6% and 37.8%, respectively. Due to the significant level of nondeductible expenses relative to our pretax loss for fiscal 2008, the seasonality of our business, and the fact that we required a full valuation allowance against our net deferred tax assets since the end of fiscal 2008, our effective tax rates for the first quarters of 2009 and 2008 were based upon our actual year-to-date effective tax rates as opposed to the estimated effective tax rates for the respective full year periods. The income tax benefit we recorded during the first quarter of 2009 represented the tax benefit generated on the losses from our foreign operations in Canada. No income tax benefit was recorded related to our losses from our U.S. operations as we determined that we required a full valuation allowance against our net U.S. deferred tax assets, including our net operating losses. Our effective tax rate of 37.8% for the first quarter 2008 approximated our federal tax rate of 35% plus our estimated blended state income tax rate.

Liquidity and Capital Resources

Cash Flow Analysis

Three Months ended April 4, 2009 Compared to Three Months ended March 29, 2008

	Three Months Ended April 4, 2009	Three Months Ended March 29, 2008
	($ in thousands)
	(Unaudited)
Cash flow data:
Net cash used in operating activities	$(62,059)	$(25,274)
Net cash used in investing activities	$(1,781)	$(5,227)
Net cash provided by financing activities	$5,944	$6,412

Net cash used in operating activities

Net cash used in operating activities for the three months ended April 4, 2009 totaled $62.1 million compared to $25.3 million for the three months ended March 29, 2008.

Cash used in our operations, when excluding the change in working capital and $23.3 million of non-cash items (i.e., depreciation and amortization, losses and impairments of property and equipment, equity in losses of joint ventures, stock-based compensation expenses, deferred income taxes and fair value adjustments), totaled $21.1 million for the three months ended April 4, 2009. Cash used in our operations, when excluding the change in working capital and $1.2 million of non-cash items totaled $18.1 million for the three months ended March 29, 2008.

Changes in our working capital for the three months ended April 4, 2009 totaled a use of working capital of $40.9 million compared to $8.9 million for the three months ended March 29, 2008. The $40.9 million use of working capital during the three months ended April 4, 2009 primarily included reductions of $23.0 million and $19.4 million in our accrued expenses and accounts payable balances, respectively. The reductions in our accrued expenses included decreases of $7.3 million in our deferred revenue; $6.9 million in sales and use taxes payable; and $5.1 million in sales allowances. The $8.9 million use of working capital during the first quarter of 2008 was driven by a $19.5 million decrease in our accrued expenses, which included decreases of $5.2 million in our current taxes payable due primarily to tax payments made related to our Canadian operations, a decrease of $7.6 million in our allowance for sales returns and a $4.2 million decrease in our sales and use taxes payable. The use of working capital cash related to the decrease in our accrued expenses was partially offset by a $9.5 million decrease in our inventory. The decreases in deferred revenues, sales return allowances, and sales and use taxes payable during both the first quarter of 2009 and 2008 were driven by both the seasonality of our business and declines in net merchandise sales versus the respective prior year quarters.

Net cash used in investing activities

Net cash used in investing activities for the three months ended April 4, 2009 and March 29, 2008 totaled $1.8 million and $5.2 million, respectively, which related to capital expenditures made during each of the respective first quarters.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended April 4, 2009 totaled $5.9 million and included $31.9 million of net proceeds from our revolving credit facility, which was partially offset by $14.6 million in repayments of our Amended Term Loan; a $7.5 million decrease in our bank overdraft position; and $3.8 million in cash payments associated with the First Amendment to our Amended Term Loan. Net cash provided by financing activities for the three months ended March 29, 2008 totaled $6.4 million and included $9.3 million of net proceeds from our revolving credit facility, which was partially offset by $1.7 million in repayments of our senior term loan and a $1.2 million decrease in our bank overdraft position.

Sources of Liquidity

As of May 11, 2009 we had $289.5 million in outstanding debt from three credit vehicles, including $187.8 million outstanding on our Amended Term Loan, including the $9.6 million PIK fee; $26.7 million outstanding under our Revolver; and $75 million in 5.25% senior convertible notes. Our primary source of cash is the cash generated from our operations and borrowings under our Revolver. We expect that our cash and cash equivalents, combined with our cash flows from operations and available borrowings under our Revolver, will be sufficient to fund working capital, interest payments, capital expenditures and other cash requirements for at least the next twelve months. This expectation is based upon the assumption that we will not be required in the future to provide material reserves or material payment security to our vendors and that our Revolver lenders will not impose material additional reserves that impact availability under the Revolver. If sales and operating cash flow do not increase over time, we may not have sufficient capital resources to fund our operating plan, which may result in our need to seek additional sources of liquidity through the sale of assets, the assumption of additional debt or the issuance of equity. There can be no assurance that we would be successful in borrowing additional funds at reasonable rates of interest or issuing equity at a favorable valuation, or at all. As we have previously stated, our substantial amount of debt places us at a competitive disadvantage and we have sought to reduce it over time.

Senior Secured Revolving Credit Facility

On June 21, 2005, Eddie Bauer, Inc. executed the Revolver with Bank of America, N.A., General Electric Capital Corporation and The CIT Group/Business Credit, Inc. The Revolver is comprised of a revolving line of credit consisting of revolving loans and letters of credit up to $150 million to fund working capital needs.

Advances under the Revolver may not exceed a borrowing base equal to various percentages of Eddie Bauer, Inc.’s eligible accounts receivable balances and eligible inventory, less specified reserves. The Revolver is secured by a first lien on Eddie Bauer, Inc.’s inventory and certain accounts receivable balances and by a second lien on all of Eddie Bauer, Inc.’s other assets other than our Groveport, Ohio distribution facility. The Revolver is guaranteed by Eddie Bauer and certain of its subsidiaries. Our availability under the Revolver was $53.2 million as of April 4, 2009. As of April 4, 2009, we had $31.9 million drawn and $8.7 million of letters of credit outstanding under the Revolver.

Borrowings under the Revolver bear interest at:

•	LIBOR plus 1.25% if the average aggregate outstanding (based upon the preceding calendar month) is less than $75 million; or

•	LIBOR plus 1.50% if the average aggregate outstanding is greater than or equal to $75 million.

We are required to pay an unused commitment fee of 0.25% per annum on the unused amount, plus a letter of credit fee. The Revolver is scheduled to mature on June 21, 2010. Inability to extend or refinance the Revolver on terms acceptable to us will materially impact our ability to purchase inventory.

The loan agreement requires that at any time the availability under the agreement is less than 10% of the maximum revolver available, we are required to maintain a consolidated fixed charge coverage ratio (as defined therein) of at least 1.25:1.00. The agreement also limits our capital expenditures to $70 million in 2009 and 2010. There are additional covenants that restrict us from entering into certain merger, consolidation and sale transactions outside the normal course of business; from making certain distributions or changes in our capital stock; from entering into certain guarantees; from incurring debt and liens subject to limits specified within the agreement; and other customary covenants. In addition, receipt of a going concern opinion on our financial statements is a default under the Revolver. A default under the Revolver is also a default under the Amended Term Loan, should $5 million or more be outstanding on the Revolver at the time of default. As of April 4, 2009, our availability under the agreement was not less than 10% of the maximum revolver available.

Senior Secured Term Loan

On June 21, 2005, upon our emergence from bankruptcy, we entered into a $300 million senior secured term loan agreement. On April 4, 2007, we entered into the $225 million Amended Term Loan with various lenders. On April 2, 2009, we and our Amended Term Loan lenders entered into a First Amendment to the Amended Term Loan agreement. Under the First Amendment, we receive relief from our senior secured leverage and fixed charge coverage ratios through January 2, 2010 as described further below. As consideration for execution of the First Amendment, we paid the following: (i) an initial cash amendment fee equal to $5.7 million, of which $1.9 million was paid upon execution of the First Amendment and $3.8 million was earned but payment of which was deferred until November 30, 2009; (ii) a $9.6 million “payment-in-kind” (“PIK”) fee, which was added to the principal amount of the Amended Term Loan, and accrues PIK interest at the interest rate applicable to the Amended Term Loan, however, the PIK fee and interest accrued thereon are not considered for the calculation of covenants under the Amended Term Loan; and (iii) issuance 65 days following the date of the First Amendment to the lenders under the Amended Term Loan of $0.01 warrants exercisable for 19.9% of our common stock on a fully-diluted basis subject to adjustment for conversion of the Notes, new capital infusions of less than $40 million (unless otherwise agreed to) and exercise of equity compensation grants. We have agreed to use commercially reasonable efforts to register the resale of common stock issuable upon exercise of the warrants issued to the Amended Term Loan lenders. The warrants cannot be separately sold, and expire on maturity of the Amended Term Loan or its earlier repayment. As of April 4, 2009, $187.8 million was outstanding under the Amended Term Loan, including the PIK fees. The Amended Term Loan has a maturity date of April 1, 2014, and is secured by a first lien on certain real estate assets and trademarks and by a second lien on substantially all of the other assets of the Company, Eddie Bauer, Inc. and its subsidiaries.

The following is a description of the terms of the Amended Term Loan, including the effect of the First Amendment.

As a result of the First Amendment, the interest rate on the Amended Term Loan is increased to the greater of the following: (i) for base rate loans, 4.25% plus (A) the prime rate, (B) the federal funds effective rate plus one-half of one percent, (C) a rate equal to the Eurodollar Rate for a one month interest period on such day plus 1%, or (D) 4.00%, or (ii) for Eurodollar loans, LIBOR plus 5.25%, with LIBOR set at a minimum of 3.00% (but with a 350 basis point cap on the increase over the rate under the Amended Term Loan prior to the First Amendment). As of April 4, 2009, the loan balance outstanding under the Amended Term Loan included Eurodollar and base rate loans with interest rates of 8.25%. Interest is payable quarterly on the last day of each March, June, September and December for base rate loans, and for Eurodollar loans having an interest period of longer than three months, each day that is three months after the first day of such interest period.

The Amended Term Loan requires repayments of $0.6 million on a quarterly basis from June 30, 2007 through December 31, 2013, with the remaining balance due upon maturity of the loan on April 1, 2014; however, the quarterly repayments are reduced by mandatory prepayments as discussed further below. As a result of prepayments made during 2007 related to asset sales and a voluntary prepayment, we are not required to make any of the scheduled repayments under the terms of the Amended Term Loan. Accordingly the remaining balance outstanding under the Amended Term Loan is not required to be repaid until the Amended Term Loan’s maturity date on April 1, 2014. The Amended Term Loan includes mandatory prepayment provisions, including prepayment requirements related to asset sales, future indebtedness, capital transactions, and a requirement that 50% (reduced to 25% if the Company’s consolidated senior secured leverage ratio (as defined therein) on the last day of the relevant fiscal year is not greater than 2.00 to 1.00) of any “excess cash flows,” as defined in the Amended Term Loan and measured on an annual basis be applied to repayment of the loan. As of January 3, 2009, our excess cash flow payment due was $14.6 million, which was paid during the first quarter of fiscal 2009. We are required to make repayments to the Amended Term Loan resulting from “excess cash flows” and “asset sales”, as such are defined within the Amended Term Loan agreement.

The financial covenants under the Amended Term Loan agreement include:

Our consolidated senior secured leverage ratio (as defined therein), including the impact of the First Amendment, for the four quarters of fiscal 2009 must be equal to or less than:

•	6.25 to 1.00 for the fiscal quarter ended March 31, 2009;

•	8.00 to 1.00 for the fiscal quarter ending June 30, 2009;

•	9.00 to 1.00 for the fiscal quarter ending September 30, 2009; and

•	7.75 to 1.00 for the fiscal quarter ending December 31, 2009.

In addition, our consolidated fixed charge coverage ratio (as defined therein), including the impact of the First Amendment, for the four quarters of fiscal 2009 must be equal to or greater than:

•	0.900 to 1.00 for the fiscal quarter ended March 31, 2009;

•	0.800 to 1.00 for the fiscal quarter ending June 30, 2009;

•	0.775 to 1.00 for the fiscal quarter ending September 30, 2009; and

•	0.800 to 1.00 for the fiscal quarter ending December 31, 2009.

Subsequent to December 31, 2009, the leverage and fixed charge coverage ratios will return to the levels set forth in the Amended Term Loan. Per the Amended Term Loan agreement, the senior secured leverage ratio must be equal to or less than 3.25 to 1.00 for each of the fiscal quarters in 2010; 3.00 to 1.00 for each of the fiscal quarters in 2011; and 2.50 to 1.00 from March 31, 2012 to March 31, 2014; and the consolidated fixed charge coverage ratio increases to 1.00 to 1.00 for each of the fiscal quarters of 2010; 1.05 to 1.00 for each of the fiscal quarters of 2011; and 1.10 to 1.00 from March 31, 2012 to March 31, 2014. If we have (i) extended the maturity date of the Revolver by one year or replaced it with another revolving loan facility having a maturity date of not earlier than June 21, 2011, (ii) converted or retired 75% of the Notes, and (iii) raised an additional $40 million in new capital, the permitted senior secured leverage ratio will be set at 6.63 to 1:00, 5.50 to 1:00, 4.38 to 1:00 and 3.25 to 1:00, and the permitted fixed charge coverage ratio at 0.85 to 1:00, 0.90 to 1:00, 0.95 to 1:00 and 1.00 to 1:00 as of the end of the first, second, third and fourth quarters of 2010, respectively.

The First Amendment contains a covenant (the “Convertible Note Covenant”) pursuant to which, we are obligated to either: (i) retire or convert into equity securities at least 75% in principal value of the outstanding Notes, or (ii) raise $50 million in new capital, with the proceeds used to pay down the Amended Term Loan principal balance. If we fail to comply with the Convertible Note Covenant within 90 days following execution of the First Amendment (which time period may be extended under certain circumstances), we may obtain two 60-day extensions of the performance period, for the payment upon each extension of a 500 basis point PIK amendment fee and the issuance of $0.01 warrants exercisable for 15% of our common stock on the same fully-diluted basis as the initial warrant issuance. If, after the 210-day period, we have not performed the Convertible Note Covenant, we may obtain a waiver of nonperformance by the payment of another 500 basis point PIK fee. We are currently in discussions with a group of Note holders on potential conversion terms. There is no guarantee that acceptable terms will be agreed upon. If the Notes do not convert or we are unsuccessful in raising $50 million in new equity under the Convertible Note Covenant, our debt load will increase by approximately $29 million from PIK fees. Our ongoing operations in a recessionary economy may not be adequate to support the increased interest rates and debt loads of the Company. The downturn in the U.S. economy, and in particular, credit markets, is expected to continue to make it more difficult for us to obtain waivers or amendments of covenant defaults, obtain extensions of the Revolver, which expires in 2010, or refinance any of our existing credit facilities to more advantageous terms at reasonable costs. Substantial increases in fees for waivers and amendments may also impair our liquidity.

As part of the First Amendment, we have agreed to allow the lenders to provide nominees for two board seats of seven, with the right to provide nominees for a third board seat of eight total seats should we not meet the requirements under the Convertible Note Covenant described above within the deadlines provided in the First Amendment. To be considered, a nominee may not be affiliated with the Amended Term Loan lenders, and must be considered “independent” pursuant to The NASDAQ Marketplace Rules and the SEC’s rules under Regulation S-K. On April 20, 2009, the board of directors elected two new board members from a list of potential candidates proposed by our term loan lenders.

The Amended Term Loan, including the effect of the First Amendment, limits our capital expenditures (net of landlord contributions) to $20 million in 2009 and 2010 and $70 million in 2011 through 2014. The First Amendment requires that we obtain for the benefit of the lenders leasehold mortgages on all leases where we have the right to grant the mortgage without landlord consent. We will also seek to receive consent to leasehold mortgages from landlords for certain other leases. There are additional covenants that restrict us from entering into certain merger, consolidation and sale transactions outside the normal course of business, making certain distributions or changes in our capital stock, entering into certain guarantees, incurring debt and liens subject to limits specified within the agreement and other customary covenants. As of April 4, 2009, our most recent quarterly compliance reporting date, we were in compliance with the covenants of the Amended Term Loan.

In accordance with EITF 96-16, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, (“EITF 96-16”), we determined that the First Amendment resulted in a substantial modification of the debt and accordingly accounted for the amendment as an extinguishment of debt. We recognized a gain on extinguishment of debt of $24 thousand within other income

(expense), net during the first quarter of fiscal 2009 which represented; (i) the difference between the fair value and carrying value of the debt upon modification of $17.1 million; (ii) the transaction fees paid to the lenders, which totaled $15.3 million; and (iii) the write-off of the previously unamortized deferred financing fees of $1.7 million. We estimated the fair value of the debt as of the First Amendment date using the discounted present value of future cash flows under the terms of the Amended Term Loan with an 11.5% discount rate and determined it to be $161.1 million. As a result of the fair value being less than the principal amount of the Amended Term Loan and the fair value of the warrants to be issued, we recorded a discount of $21.3 million, which is being amortized into interest expense over the remaining life of the Amended Term Loan.

In accordance with Accounting Principles Bulletin No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, (“APB 14”), we recorded the fair value of the warrants to be issued of $4.2 million based upon the trading price of our common stock on the date of the First Amendment less the strike price of the warrants due to the fact that the warrants have an exercise price of $0.01. Although we determined that the warrants met the criteria within EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, (“EITF 00-19”), the anti-dilution provisions included within the terms of the warrants did not meet the criteria of EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”) and accordingly, the warrants were determined to be a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and have been reflected within other long-term liabilities on our balance sheet. In accordance with SFAS 133, we are required to adjust the warrants to their fair value at the end of each quarter, with the fair value adjustments reflected within other income (expense), net on our statement of operations.

Convertible Notes

On April 4, 2007, we closed our offering of $75 million aggregate principal amount of 5.25% convertible senior notes (“Notes”). The Notes have a maturity date of April 1, 2014 and pay interest at an annual rate of 5.25% semiannually in arrears on April 1 and October 1 of each year, unless earlier redeemed, repurchased or converted.

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

As a result of the requirement that we had to settle any conversion of the Notes occurring prior to January 4, 2009 in cash, the conversion features contained within the Notes were deemed to be an embedded derivative under SFAS 133. In accordance with SFAS 133, the embedded derivative related to the conversion features required bifurcation from the debt component of the Notes and a separate valuation. The bifurcation of the embedded derivative related to the conversion features resulted in the carrying value of the Notes to be $53.8 million at their issuance date. Prior to January 4, 2009, we were accreting the difference between the face value of the Notes and the carrying value upon issuance as a charge to interest expense using the effective interest rate method. We recognized $0.6 million of discount amortization within interest expense during the three months ended March 29, 2008, which resulted in an effective interest rate of approximately 11.05% related to the Notes.

Prior to January 4, 2009, we also recognized the embedded derivative as a liability on our balance sheet, measured it at its estimated fair value, and recognized changes in its estimated fair value in other income (expense), net. Effective for fiscal 2009, we are no longer required to recognize the changes in the fair value of the conversion features through our statement of operations as the conversion features no longer meet the criteria of an embedded derivative liability as we are no longer required to settle any conversions in cash after January 4, 2009.

Effective January 4, 2009, we adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). In accordance with FSP APB 14-1, we separated the debt and equity components of its Notes as discussed further below, and reflected the equity component within additional paid-in capital on our balance sheet. We have not applied the provisions of FSP APB 14-1 retrospectively as we determined that the removal of the requirement to settle any conversions of the Notes in cash effective January 4, 2009 resulted in a modification under FSP APB 14-1 to be applied prospectively.

In performing our allocation as of January 4, 2009, we estimated the fair value of the debt component of the Notes using an income approach by discounting the present value of future payments associated with the Notes, assuming no conversion features. We estimated the fair value of the debt component to be $20.5 million, which resulted in an initial discount of $54.5 million, which we are amortizing to interest expense over the remaining life of the Notes which mature in April 2014. We recognized $1.9 million of interest expense related to the Notes during the three months ended April 4, 2009, including $0.9 million of discount amortization, resulting in an effective interest rate of 37%. Unamortized discount related to the Notes totalled $53.6 million as of April 4, 2009. The difference between the carrying value of the Notes and the estimated fair value of the debt component (the “equity component”), which totalled $38.9 million, was reclassified to additional paid-in capital as of January 4, 2009. We have determined that the equity component meets the conditions for equity classification under EITF 00-19 and EITF 07-05, and accordingly will not be remeasured in future periods.

In April 2009, we entered into a First Amendment of our Amended Term Loan. The First Amendment imposed, among other obligations, the Convertible Note Covenant. See “Liquidity and Capital Resources – Senior Secured Term Loan” above. We are in discussion with the Note holders and their counsel as to a possible conversion of at least 75% of the Notes to equity and whether or not any such proposal would be acceptable to our term loan lenders. Our first and preferred outcome is conversion of the Notes to equity; however, we are evaluating other alternatives as well, and depending on the outcome of the Note holder negotiations and other factors, including those discussed in this report, we may pursue one of the other alternatives.

Interest Rate Swap Agreement

We use derivative instruments primarily to manage exposures to fluctuations in interest rates, to lower our overall costs of financing and to manage the mix of floating- and fixed-rate debt in our portfolio. Our interest rate swap agreement had notional amounts of $98.0 million and $99.0 million as of April 4, 2009 and March 29, 2008, respectively. The interest rate swap agreement effectively converts a portion of the outstanding amount under our Amended Term Loan, which has a floating rate of interest, to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. On a quarterly basis, we estimate the fair value of the interest rate swap and assess and measure the effectiveness of the cash flow hedge using the changes in variable discounted cash flows method. The fair value of the interest rate swap was determined to be liabilities of $10.3 million and $7.8 million, as of April 4, 2009 and March 29, 2008, respectively. The interest rate swap agreement is scheduled to terminate in April 2012, although the swap agreement can be terminated by Bank of America if we no longer have the Revolver, which expires in 2010. There is a breakage fee due upon early termination of the swap agreement.

As discussed above, we entered into a First Amendment of our Amended Term Loan in April 2009. As a result of the interest rate terms within the First Amendment, including an interest rate floor, we determined that the interest rate swap was no longer an effective hedge of our Amended Term Loan as the changes in the cash flows of the interest rate swap were not within 80 to 125 percent of the opposite change in the cash flows of the hedged term loan. Accordingly, the loss on the change in fair value of the interest rate swap was recognized in other income (expense), net for the three months ended April 4, 2009. We recognized ($10.3) million within other income (expense), net during the three months ended April 4, 2009, which included a reclassification of ($10.4) million from other comprehensive loss on our balance sheet as of the end of fiscal 2008.

As of March 29, 2008, the changes in the cash flows of the derivative hedging instrument were within 80 to 125 percent of the opposite change in the cash flows of the hedged forecasted transaction and therefore we concluded that the hedge was highly effective. Accordingly, we recorded the effective portion of the cash flow hedge, which totalled $7.8 million ($4.8 million net of tax) as of March 29, 2008 within other comprehensive loss on our balance sheet. No amount of the cash flow hedge was determined to be ineffective as of March 29, 2008.

Financial Condition

At April 4, 2009 Compared to January 3, 2009

Our total assets were $525.2 million as of April 4, 2009, down $71.7 million, or 12.0%, from January 3, 2009. Current assets as of April 4, 2009 were $190.6 million, down $59.3 million from $249.9 million as of January 3, 2009. The decline in our current assets was driven primarily by a $57.8 million decrease in our cash and cash equivalents (see further discussion above under “Liquidity and Capital Resources — Cash Flow Analysis”) and a $7.5 million decrease in our accounts receivable balance due to lower receivables related to credit card payments driven by the decline in net sales during the first quarter.

Non-current assets as of April 4, 2009 were $334.6 million, down $12.4 million from $347.0 million as of January 3, 2009. The decline in our non-current assets was driven primarily by a decrease of $6.6 million in our property and equipment due to depreciation and amortization expense recognized during the first quarter of 2009, and a $4.4 million decrease in other assets due primarily to a $2.4 million decrease in our investment in Eddie Bauer Japan from the equity losses and translation recognized during the first quarter and a $1.7 million reduction in our deferred financing costs.

Our total liabilities were $448.9 million as of April 4, 2009, a decrease of $75.2 million, or 14.3%, from January 3, 2009. Current liabilities as of April 4, 2009 were $146.3 million, down $27.3 million from $173.6 million as of January 3, 2009. The decline in our current liabilities was driven by decreases of $19.9 million in our trade accounts payable; $18.9 million in our accrued expenses; and a $14.7 million decrease in the current portion of our long-term debt due to the excess cash flow payment we were required to make during the first quarter of 2009. The $18.9 million decrease in our accrued expenses included decreases of $7.3 million in our deferred revenue; $6.9 million in sales and use taxes payable; and $5.1 million in sales allowances which reflected both the seasonality of our business and the declines in net merchandise sales that we experienced during the first quarter. These decreases in our current liabilities were partially offset by the $31.9 million we had outstanding under our Revolver as of April 4, 2009.

Non-current liabilities as of April 4, 2009 were $302.6 million, a decrease of $47.9 million from $350.5 million as of January 3, 2009. The decrease in our non-current liabilities primarily reflected decreases of $38.0 million in our convertible note liability and $11.6 million in our Amended Term Loan. The decrease in our convertible note liability resulted from our adoption of FSP APB 14-1 effective January 4, 2009. As discussed further in “Note 5–Debt” within our interim financial statements, the adoption of FSP APB 14-1 required us to allocate $38.9 million of our convertible note liability to additional paid-in capital within stockholders’ equity. As discussed further above under “Sources of Liquidity”, we entered into the First Amendment to our Amended Term Loan in April 2009 which resulted in our recognition of a discount on our Amended Term Loan, which totaled $21.3 million as of April 4, 2009. Partially offsetting the reduction to the term loan balance due to the discount recorded was the $9.6 million “payment-in-kind” (“PIK”) fee, which was added to the principal amount of the Amended Term Loan.

Our stockholders’ equity as of April 4, 2009 totaled $76.3 million, an increase of $3.5 million from January 3, 2009. The increase reflected the $37.2 million allocation from our convertible note liability and related deferred financing fees which was partially offset by the $34.9 million other comprehensive loss we recognized during the first quarter.

Cash Requirements

Our primary cash requirements for fiscal 2009 are to fund working capital to support net merchandise sales; capital expenditures to refurbish and remodel existing stores, open new retail stores and spending to support our corporate functions, including our distribution center and information technology systems; and to make interest payments on our Amended Term Loan and Notes. The execution of the First Amendment to the Amended Term Loan as discussed further above increased the amount of cash required in 2009 by $5.7 million of upfront amendment fees and the increase in the interest rate to the greater of the following: (i) for base rate loans, 4.25% plus (A) the prime rate, (B) the federal funds effective rate plus one-half of one percent, (C) a rate equal to the Eurodollar Rate for a one month interest period on such day plus 1%, or (D) 4.00%, or (ii) for Eurodollar loans, LIBOR plus 5.25%, with LIBOR set at a minimum of 3.00% (but with a 350 basis point cap on the increase over the rate under the Amended Term Loan prior to the First Amendment).

During the first quarter of fiscal 2009, we spent $1.8 million on capital expenditures excluding landlord contributions ($1.5 million net of landlord contributions). We anticipate that our capital expenditures for 2009 will be approximately $15.0 million, net of landlord contributions, of which approximately 80% relates to store spending for new stores, remodels and enhancements, primarily associated with the launch of our First Ascent™ shop. The First Amendment limits our capital expenditures in each of 2009 and 2010 to $20 million.

We anticipate opening two new retail and no new outlet stores during fiscal 2009. We finance the opening of new stores through cash provided by operations and our revolving credit facility. We estimate that capital expenditures to open the new retail stores during fiscal 2009 will approximate $0.8 million. In most cases, this capital investment is funded partially by the landlords of the leased sites. The portion funded by landlords typically ranges from 30% to 60%. Additionally, we expect initial inventory purchases for the new retail stores to average approximately $0.2 million.

Our liquidity levels and the need to fund our cash requirements through the use of our revolving credit facility will be driven by our net sales and profitability levels, our working capital requirements, potential reserves imposed by lenders, potential demands by our trade creditors for enhanced credit terms or protections, the timing of our capital expenditures and by interest payments on our Amended Term Loan and Notes. Cash generated from our net sales and profitability, and somewhat to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a disproportionate amount of net merchandise sales and operating cash flows occurring in the fourth fiscal quarter of each year. Additionally, cash generated from our net sales and profitability are impacted by the levels of and timing of markdowns that we take in order to drive sales. Seasonality also materially impacts the levels of our working capital, in that we typically experience higher levels of net accounts receivables and sales driven accrued expenses, such as sales and use taxes, sales allowances, and deferred revenues during the fourth quarter of each year. Conversely, we typically experience a decline in both our net accounts receivable and sales driven accrued expenses during the first and second quarters of each year. Additionally, we increase our inventory levels materially during the third quarter in anticipation of higher sales during the third and fourth quarters.

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

Contractual Obligations

Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact our short and long-term liquidity and capital resource needs. A table representing the scheduled maturities of our contractual obligations as of January 3, 2009 was included under the heading “Contractual Obligations” within our Form 10-K filed with the SEC on April 2, 2009. The only significant change in our contractual obligations since January 3, 2009, other than those which occur in the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations) resulted from our anticipated interest payments under the variable portion of our Amended Term Loan as a result of the First Amendment we executed during the first quarter of fiscal 2009, which significantly increased our interest rates, and changes in forward LIBOR rates, which we use to estimate interest payments, during the first quarter. Taking into consideration the First Amendment, the PIK fees added to the Amended Term Loan balance, forward LIBOR interest rate changes and the hedged portion of our Amended Term Loan, interest requirements on our Amended Term Loan are anticipated to be $16.5 million during 2009, $35.6 million during 2010-2011, $33.4 million during 2012-2013, and $4.2 million during 2014, for total interest requirements of $89.7 million. In addition to the increased interest payments, the principal balance under our Amended Term Loan decreased by $14.7 million related to the excess cash flow payment we made during the first quarter; however, was increased by the $9.6 million PIK fee.

In addition to the above contractual obligations, we had $8.7 million of letters of credit outstanding as of April 4, 2009. See further discussion of our letters of credit under “Off-Balance Sheet Arrangements” below.

Other Contractual Obligations

Insurance and Self-insurance

We use a combination of insurance and self-insurance to cover a number of risks, including workers’ compensation, general liability, property and automobile liability and employee-related health care benefits, a portion of which is reimbursed by our employees. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. We believe that we have taken reasonable steps to ensure that we are adequately accrued for costs incurred related to these programs at April 4, 2009.

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

Our expected long-term rate of return on plan assets assumption for our pension plan was derived from a study which included a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based upon the most recent study, we have assumed a long-term return of 8.0% related to our pension assets for fiscal 2009.

As of December 31, 2008, our estimated unfunded pension obligation was approximately $19.3 million and our estimated unfunded obligation related to our post-retirement benefit plans was $3.5 million. Our minimum contributions to the post-retirement benefit plans and pension plan for fiscal 2009 are estimated to total $0.2 million and $2.6 million, respectively.

Unrecognized losses in pension assets, including $11.8 million which we experienced during fiscal 2008, have been reflected in accumulated other comprehensive loss on our balance sheet and are being amortized into pension expense over future periods, beginning in fiscal 2009. In light of the recent market volatility and overall investment losses of our pension assets in fiscal 2008, the funding requirements to our pension plan for the 2009 fiscal year are higher and have resulted in our recognizing pension expense in fiscal 2009 versus a pension benefit that we recognized in fiscal 2008.

Off-Balance Sheet Arrangements

As of April 4, 2009, we had $8.7 million in outstanding stand-by letters of credit. We had no other off-balance sheet financing arrangements as of April 4, 2009. We use stand-by letters of credit to support our workers’ compensation insurance and import customs bond programs. Letters of credit, primarily merchandise vendor letters of credit, are important to our operations because they allow us to have payment on our behalf guaranteed by a bank which then pays the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. We subsequently record the payable to the vendor on our balance sheet at the time of merchandise title transfer. We had no letters of credit outstanding as of April 4, 2009 for the sourcing or purchase of inventory, and at this time, we are not aware of any material future risks to the availability of letters of credit, assuming our lenders under the Revolver do not impose additional material reserves that limit availability under the Revolver.

Seasonality

Historically, our operations have been seasonal, with a disproportionate amount of net merchandise sales occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season. During fiscal 2008, the fourth fiscal quarter accounted for approximately 37% of our net merchandise sales. As a result of this seasonality, any factors negatively affecting us in connection with the build up of our fall and holiday inventory positions or those selling seasons, such as adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. The impact of seasonality on results of operations is more pronounced since the level of certain fixed costs, such as occupancy and overhead expenses, do not vary with sales. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net merchandise sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions. Accordingly, results for individual quarters are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The only change to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K filed with the SEC on April 2, 2009 was the elimination of the need to estimate the fair value of the embedded derivative liability associated with our Notes. Effective for fiscal 2009, the conversion features of the Notes no longer meet the criteria of being a derivative liability and accordingly, we no longer estimate and reflect the fair value of the conversion features on our balance sheet. We have determined that the common stock warrants we agreed to issue associated with our First Amendment to our Amended Term Loan are derivatives as a result of their anti-dilution features, and accordingly, we are required to reflect them at their fair value with any fair value adjustments reflected each quarter within other income (expense), net. We estimate the fair value of the warrants using the trading price of our common stock and therefore do not consider this a critical estimate.

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

Recent Accounting Pronouncements

See “Note 3 – Notes to Consolidated Financial Statements” for a discussion of recent accounting pronouncements.

Related Party Transactions

We had no material related party transactions during the three months ended April 4, 2009.

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

Market Risk — Interest Rates

We are exposed to interest rate risk associated with our Revolver, our Amended Term Loan and our Notes.

Revolving Credit Facility

Our Revolver bears interest at variable rates based on LIBOR plus a spread. As of April 4, 2009, our availability was approximately $53.2 million and $31.9 million had been drawn under the Revolver.

Senior Secured Term Loan

As of April 4, 2009, the outstanding amount of our Amended Term Loan totaled $187.8 million, including the PIK fees associated with the First Amendment we executed on April 2, 2009.

As part of the First Amendment, the interest rate on the Amended Term Loan is increased to the greater of the following: (i) for base rate loans, 4.25% plus (A) the prime rate, (B) the federal funds effective rate plus one-half of one percent, (C) a rate equal to the Eurodollar Rate for a one month interest period on such day plus 1%, or (D) 4.00%, or (ii) for Eurodollar loans, LIBOR plus 5.25%, with LIBOR set at a minimum of 3.00%. As of April 4, 2009, the loan balance outstanding under the Amended Term Loan included Eurodollar and base rate loans with interest rates of 8.25% (but with a 350 basis point cap on the increase over the rate under the Amended Term Loan prior to the First Amendment).

As of April 4, 2009, we had an interest rate swap agreement with Bank of America with a notional amount of $98.0 million. The interest rate swap agreement effectively converts a portion of the outstanding amount under the Amended Term Loan, which has a floating rate of interest to a fixed-rate by having us pay fixed-rate amounts in exchange for the receipt of the amount of the floating rate interest payments. Under the terms of the interest rate swap agreement, a monthly net settlement is made for the difference between the fixed rate of 5.05% and the variable rate based upon the monthly LIBOR rate on the notional amount of the interest rate swap. The interest rate swap agreement is scheduled to terminate in April 2012, although the swap agreement can be terminated by Bank of America if we no longer have the Revolver, which expires in 2010. There is a breakage fee due upon early termination of the swap agreement.

The fair value of the interest rate swap agreement was estimated to be a liability of $10.3 million as of April 4, 2009. Assuming a 10% increase in interest rates, the fair value of the new interest rate swap would be a liability of approximately $9.8 million at April 4, 2009. Assuming a 10% decrease in interest rates, the fair value of the interest rate swap would be a liability of approximately $10.7 million at April 4, 2009.

Convertible Notes

On April 4, 2007, we closed our offering of $75 million aggregate principal amount of convertible notes. The Notes have a maturity date of April 1, 2014 and pay interest at an annual rate of 5.25% unless earlier redeemed, repurchased or converted. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.

Market Risk — Change in Value of our Common Stock

Our Notes contain certain features that allow the holder to convert their notes into shares of our common stock upon the occurrence of certain conditions. See further discussion above under “Management’s Discussion and Analysis of Financial Condition — Sources of Liquidity” for a detailed description of the terms of conversion. The fair market value of the Notes is subject to market risk due to the convertible feature of the Notes. The fair market value of the Notes will generally increase as the market price of our common stock increases and decrease as the market price falls.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of April 4, 2009, the Company’s management, with participation of its Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are adequate and effective to reasonably assure that material information relating to the Company, including its consolidated subsidiaries, would be communicated to management by others within those entities in a timely manner to allow decisions to be made regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of April 4, 2009.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three months ended April 4, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In June 2006, a class action suit captioned Tara Hill v. Eddie Bauer, Inc., was filed in Los Angeles Superior Court, State of California. The suit alleged that we violated the California Labor Code and Business and Professions Code relating to the adequacy of wage statements, reimbursements for business expenses, meal and rest periods and other claims, on behalf of a class comprised of all employees in our California stores. We reached a settlement with the plaintiff in April 2007, and provided notice to class members regarding the potential settlement. The court approved the settlement on April 6, 2009. The plaintiff in the Scherer v. Eddie Bauer, Inc. suit referenced below appealed the order approving the settlement on various grounds. In connection with the proposed settlement, we accrued $1.6 million in the first quarter of 2007 to cover settlement payments and attorneys’ fees. The settlement payments are to be made partly in cash and partly in Company gift cards.

In September 2007, a purported class action suit related to the Hill suit and captioned Kristal Scherer, on behalf of herself, all others similarly situated v. Eddie Bauer, Inc. and Does 1 to 100 was filed in Superior Court of California, County of San Diego, alleging violations of the California Labor Code and Business and Professions Code relating to the payment of incentive bonuses and our policy on forfeiture of personal days. The case has been removed to U.S. District Court, Southern District of California. In December 2007, we filed a partial motion to dismiss certain counts of plaintiff’s complaint for failure to state a claim. The complaint was amended in January 2008 to add an additional named plaintiff. The partial motion to dismiss was denied in June 2008. We filed an answer in July 2008 denying the claims made. The parties have agreed to postpone discovery pending issuance of a final ruling on the settlement in the Hill suit referenced above.

In September 2008, a complaint was filed under the caption Landmark Technologies vs. Zale Corporation, Blue Nile, Inc., Canon USA, Inc., Eddie Bauer, Inc., Kohl’s Corporation, Lowe’s Companies, Inc., Walgreen Co., Golfsmith International Holdings, Inc. and Bidz.com, Inc., in the Eastern District of Texas. The suit alleges infringement by the defendants of three U.S. patents exclusively licensed to Landmark – U.S. Patent Nos. 5,576,951; 6,289,319; and 7,010,508. Neither the Complaint nor a subsequently filed First Amended Complaint specifies the allegedly infringing actions, but the claims are apparently directed to the defendants’ use of its website to sell goods. The amended complaint seeks injunctive relief, and an unspecified amount of damages, costs and attorneys’ fees. We and a number of other defendants entered into a joint defense agreement related to defense of the suit and after negotiations, the Company and several other defendants agreed to settle the suit for an immaterial amount.

In May 2009, we were served in Danny Hernandez v. Eddie Bauer, a putative class action filed in United States District Court, Central District of California in November 2008, alleging causes of action for wages not paid upon termination, a failure to pay wages, and violation of California Business and Professions Code. The class is substantially the same class as that included in the Scherer suit described above, and the claims are duplicative of those in Scherer. We intend to vigorously defend against the claims.

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

Item 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, (our “Form 10-K”), contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, and/or our financial condition. There have been no material changes in our risk factors from those disclosed on our Form 10-K.

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

Date: May 14, 2009